Form 10-Q
period 1995-03-31
HMI INDUSTRIES INC
filed 1995-05-15
CIK 46445

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -------------------------------------------------------
     SECURITIES EXCHANGE ACT OF 1934
     -------------------------------

For the quarterly period ended   March 31, 1995
                                 -------------------------
                                      OR
                                      --

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---------------------------------------------------------
     SECURITIES EXCHANGE ACT OF 1934
     -------------------------------

For the transition period from                 to
                               ----------------  -----------------
Commission file number

                             HMI Industries Inc.
        -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                           36-1202810
      ------------------------------     ----------------------------
       (State or other jurisdiction              (I.R.S. Employer
           of incorporation or                Identification Number)
              organization)

                  3500 Payne Avenue,  Cleveland, Ohio 44114
      ---------------------------------------------------------------
                   (Address of principal executive offices)
                                 ( Zip Code)

                               (216)   432-1990
      ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

      ---------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                          APPLICABLE ONLY TO CORPORATE ISSUERS
                          ------------------------------------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock - $1 Par Value     5,295,556 Shares
               ------------------------------------------------
                        Outstanding as of May 12, 1995
               ------------------------------------------------

                               HMI INDUSTRIES INC
                               ------------------
                               INDEX TO FORM 10-Q
                               ------------------
                                 March 31, 1995
                                 --------------
                                                                      PAGE



         PART I. Financial Information

                  Consolidated Condensed Balance Sheets -
                    March 31, 1995 and September 30, 1994              1

                  Consolidated Condensed Statements of Income
                    - for the three months ended
                    March 31, 1995 and 1994                            2

                  Consolidated Condensed Statements of
                    Cash Flows - for the three months ended
                    March 31, 1995 and 1994                            3

                  Notes to the Consolidated Condensed
                    Financial Statements                               4

                  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                        5-7


         PART II. Other Information                                    8

                  Signature                                            8



                              HMI INDUSTRIES INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     March 31, 1995 and September 30, 1994
                                  (unaudited)

                                  Assets                       March 31        September 30
                                  ------                           1995                1994
Current Assets:                                         ----------------    ----------------
 Cash and cash equivalents                                     $775,449            $690,177
 Trade accounts receivable, net                              26,035,214          23,719,891
 Finance contracts receivable                                 3,081,577           3,647,592
 Notes receivable                                               411,971             430,461
 Inventories                                                 17,546,706          15,585,921
 Deferred income taxes                                        1,176,266           1,125,186
 Prepaid expenses                                             1,166,293           1,006,689
                                                        ----------------    ----------------
   Total current assets                                      50,193,476          46,205,917
                                                        ----------------    ----------------
Property, Plant and Equipment, Net                           13,236,040          13,217,261
                                                        ----------------    ----------------
Other Assets:
 Long-term notes receivable                                     334,123             334,123
 Cost in excess of net assets acquired                       13,237,584          13,362,786
 Deferred income taxes                                          507,458             507,458
 Trademarks                                                   1,792,679           2,430,498
 Finance contracts receivable                                 1,634,783           1,242,142
 Other                                                          122,217             131,627
                                                        ----------------    ----------------
   Total other assets                                        17,628,844          18,008,634
                                                        ----------------    ----------------
Total Assets                                                $81,058,360         $77,431,812
                                                       =================    ================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current Liabilities:
 Line of credit                                              $4,673,716            $587,060
 Trade accounts and dividends payable                        13,122,375          10,912,167
 Accrued expenses and other liabilities                       5,380,750           7,239,226
 Income taxes payable                                         2,682,490           2,501,300
 Long-term debt due within one year                           2,019,024           2,024,977
                                                        ----------------    ----------------
   Total current liabilities                                 27,878,355          23,264,730
                                                        ----------------    ----------------
Long-Term Liabilities
 Long-term debt less current portion                         12,580,861          13,942,768
 Deferred income taxes                                          549,607             506,732
                                                        ----------------    ----------------
   Long-term liabilities                                     13,130,468          14,449,500
                                                        ----------------   -----------------
Stockholders' Equity
 Common stock, $1 par value; authorized
 10,000,000 shares; issued, 5,295,556 shares                  5,295,556           5,295,556
 Capital in excess of par value                               7,257,132           7,223,367
 Retained earnings                                           32,928,840          30,111,101
 Cumulative translation adjustment                           (3,444,415)           (869,016)
                                                       -----------------   -----------------
                                                             42,037,113          41,761,008
 Less treasury stock 424,295 shares, at cost                  1,987,576           2,043,426
                                                       -----------------   -----------------
                                                             40,049,537          39,717,582
                                                       -----------------   -----------------
Total Liabilities & Stockholders' Equity                    $81,058,360         $77,431,812
                                                       =================   =================


 See accompanying notes to consolidated condensed financial statements

                                      -1-

HMI INDUSTRIES INC.
INCOME STATEMENT HIGHLIGHTS (unaudited)
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               MARCH 31                           MARCH 31
                                                       1995              1994             1995            1994

                                                                      OPERATIONS
Income:
Net Product Sales                                   $36,913,319      $33,503,731       $68,981,413     $62,115,156
Financing Revenue                                       241,822          244,658           587,858         498,436
                                                 --------------   --------------   ---------------   -------------
Total Revenues                                      $37,155,141      $33,748,389       $69,569,271     $62,613,592
                                                 --------------   --------------   ---------------   -------------
Operating Costs and Expenses
 Cost of Products sold                               24,680,650       23,135,197        46,189,704      43,021,450
 Financing related expenses                              69,748          207,154           140,055         415,530
 Selling, general and administrative expenses         8,816,244        7,307,470        16,393,948      13,302,649
 Trademark amortization                                 269,792          289,063           558,855         385,417
 Acquisition related costs                              100,000          100,000           200,000         200,000
                                                 --------------   --------------   ---------------   -------------
Total Operating Costs and Expenses                   33,936,434       31,038,884        63,482,562      57,325,046
                                                 --------------   --------------   ---------------   -------------
Operating Income                                      3,218,707        2,709,505         6,086,709       5,288,546
Other Income (Expense)
 Interest and other income                               15,663           71,032            35,849          71,032
 Interest expense                                      (387,610)        (347,892)         (728,942)       (686,129)
                                                 --------------   --------------   ---------------   --------------
Total Other Income (Expense)                           (371,947)        (276,860)         (693,093)       (615,097)
                                                 --------------   --------------   ---------------   --------------

Income Before Income Taxes                           $2,846,760       $2,432,645        $5,393,616      $4,673,449

Provision for Income Taxes                            1,004,834          910,912         1,724,639       1,762,418

Net Income Before One Time Cumulative
Effect of Change in Accounting Principle         --------------   --------------   ---------------   --------------
for Income Taxes                                     $1,841,926       $1,521,733        $3,668,977      $2,911,031




                                                                  CHANGE IN ACCOUNTING PRINCIPLE

One Time Cumulative Effect of Change in
Accounting Principle for Income Taxes                         0                0                 0         719,016
                                                 --------------   --------------   ---------------   --------------
Net Income                                           $1,841,926       $1,521,733        $3,668,977      $3,630,047
                                                 ==============   ==============   ===============   =============



                                                                EARNINGS PER SHARE -  Operations

Weighted Average Number of Shares                     4,996,431        4,882,721         4,987,876       4,877,590
  Outstanding
                                                 ==============   ==============   ===============   =============

Earnings Per Common Share:

  Net Income from Continuing Operations                   $0.38            $0.32             $0.76           $0.62





  Acquisition related costs                               (0.01)           (0.01)            (0.02)          (0.02)

Net Income Before One Time Cumulative
Effect of Change in Accounting Principle         --------------   --------------   ---------------   --------------
for Income Taxes                                          $0.37            $0.31             $0.74           $0.60



                       EARNINGS PER SHARE - After Change in Accounting Principle

One Time Cumulative Effect of Change in
  Accounting Principle for Income Taxes                                                                      $0.15
                                                 --------------   --------------   ---------------   --------------
 Net Income                                               $0.37            $0.31             $0.74           $0.75
                                                 ==============   ==============   ===============   =============


  See accompanying notes to consolidated condensed financial statements.

                              HMI INDUSTRIES INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS for the six months ended March 31, 1995 and 1994

                                                            1995           1994
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                           $3,668,977     $3,630,047
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      1,839,721      1,355,293
    Provision for losses on receivables                  364,694        209,736
    Amortization of deferred non-compete
    agreements                                           200,000        198,036
    Deferred income taxes                                 (8,205)    (1,006,695)
    Changes in operating assets and
    liabilities net of acquisitions:
    Increase in receivables                           (2,488,153)    (4,311,138)
    Increase in inventories                           (1,960,785)    (1,766,782)
    Increase in prepaid expenses                        (359,604)      (398,166)
    Increase in accounts payable                       2,210,208      3,254,932
    Decrease in accrued expenses
      and other liabilities                           (1,858,476)    (1,052,044)
    Increase in income taxes payable                     181,190        278,890
    Other, net                                            31,435         93,384
                                                    ------------   ------------
  Net cash provided by operating activities            1,821,002        485,493
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                (1,491,873)      (951,718)
 Acquisition of businesses                                     0     (4,875,000)
                                                    ------------   ------------
  Net cash used in investing activities               (1,491,873)    (5,826,718)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt transactions:
    Proceeds from line of credit                       4,086,656      8,435,642
    Payment of long term debt                         (1,361,907)    (1,671,307)
                                                    ------------   ------------
    Cash provided by debt transactions                 2,724,749      6,764,335
                                                    ------------   ------------
 Equity transactions:
    Dividends paid                                      (833,748)      (770,874)
    Sale of treasury shares                               89,615         36,603
                                                    ------------   ------------
    Cash used in equity transactions                    (744,133)      (734,271)
                                                    ------------   ------------
  Net cash provided by financing activities            1,980,616      6,030,064
                                                    ------------   ------------
Effect of exchange rate changes on cash               (2,224,473)      (519,332)
                                                    ------------   ------------
 Net increase in cash and cash equivalents                85,272        169,507

Cash and cash equivalents, beginning of period           690,177        211,261
                                                    ------------   ------------
Cash and cash equivalents, end of period                $775,449       $380,768
                                                    ============   ============

 See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.
                               -------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 March 31, 1995
                                 --------------
(1) Certain prior year amounts have been reclassified to conform to the 1995 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1995 and September 30, 1994, the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Independent public accountants have not examined these statements.

         These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10K.

(3) The Company is contingently liable under a Conditional Purchase Agreement to a Netherland bank in the amount of $1,397,000. If the contingent liability were called upon by the bank, the Company would take possession of certain finished goods and work in process inventories and sell them into existing markets.

(4)      Inventories at March 31, 1995 and September 30, 1994 consist of the following:
                                             (unaudited)
                                               March 31         September 30
                                             -----------         -----------
         Finished Goods                       $5,653,752          $5,985,143
         Work in process, raw materials
                 and supplies                 11,892,954           9,600,778
                                             -----------         -----------
                                             $17,546,706         $15,585,921
                                             ===========         ===========

(5) Effective October 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 109, "Accounting for Income Taxes". The adoption of this accounting principle resulted in the recognition of a ONE TIME CUMULATIVE TAX BENEFIT of $719,000 or $0.15 per share during the quarter ended December 31, 1993. The statement has been applied prospectively and prior year financial statements were not restated.

HMI INDUSTRIES INC
- - ------------------
MANAGEMENTS' DISCUSSION AND ANALYSIS
- - ------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -
- - ---------------------------------
         MATERIAL CHANGES IN FINANCIAL POSITION
         --------------------------------------

The working capital balance at March 31, 1995 was $22,315,000 a decrease of 3% from the September 30, 1994 balance of $22,941,000.

The effect of foreign exchange is primarily limited to the Canadian and Mexican operations. The Consolidated Statements of Cash Flows incorporates the effects of foreign exchange in each of the categories presented. The impact of the devaluation in Mexico during the quarter in the amount of $1,378,000 ($2,575,000 for the six months ended March 31, 1995) has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In managements' opinion, the amount of additional adjustments, if any, would not have a material effect on consolidated shareholders' equity.

The Company's cash increased by $85,000 for the six months ended March 31, 1995. Trade receivables increased by $2,315,000, inventories increased by $1,961,000, trade payables increased by $2,210,000 and accrued expenses and other liabilities decreased by $1,858,000. The increase in trade receivables reflects the strong sales in all operations during the last half of the quarter and the inventory growth reflects the continuation of this pattern. The Company acquired all of the assets and business of the HRS Division of Reckitt & Colman Canada, Inc. in December 1993 for $4,875,000. The acquisition was financed by the Company's line of credit. The purchase price included $3,375,000 which was assigned to certain license agreements related to use of trade marks in the US and Canada. The amount is being amortized over 18 months to 4 years. Unamortized balances are reflected in the accompanying balance sheets. The acquisition agreement also provides for a contingent Earn Out of $1,875,000 to be paid out over a 10 year period dependent upon business expansion and revenue generation.

At March 31, 1995, $5,000,000 of the unsecured, 9.86%, seven year private placement notes were outstanding. This debt was obtained in 1990 to finance the acquisition of Bliss Manufacturing Company. A portion of the Company's line of credit ($5,000,000) has been classified as long term based on the agreement with the bank dated July 1994.

Capital expenditures during the six months ended March 31, 1995 were $1,492,000 as compared to $952,000 in the previous year. Outlays in the Consumer Goods Division include $148,000 for tooling additions and improvements, $156,000 for computer software and $244,000 for new steam cleaning equipment for the HRS operations. Additions in the Manufactured Products Division include $77,000 for tubular fabrication machinery and equipment and $534,000 for machinery and equipment for the industrial and commercial stamping operations. These latter additions at Bliss Manufacturing Co. including a Turret Punch Press ($397,000) were added to specifically meet the customer demand and increase both capacity and efficiencies. Future capital expenditure commitments include $125,000 for the 1995 completion of a new filter cone manufacturing machine.

The outstanding balance on the Company's line of credit was $9,673,716 at March 31, 1995. The increase in the outstanding balance is principally due to the payment of annual bonus and profit sharing plan contributions, private placement debt reductions and inventory increases.

Management believes the Company's long term liquidity needs will continue to be met by cash flow from operations, its access to the line of credit and its potential to borrow from existing debt sources.



RESULTS OF CONTINUING OPERATIONS:
- - ---------------------------------
NET SALES - Sales increased from $33,504,000 for the three months ended March 31, 1994 to $36,913,000 for the current quarter. Sales for the six months ended March 31, 1995 were $68,981,000 compared to $62,115,000 for the same period ending March 31, 1994. Sales increases in the Consumer Goods and Manufactured Products Divisions for the current quarter compared to the 1994 quarter were 13% and 3% respectively. The existing Consumer Goods Division's markets continue to grow. The ability of the Commercial and Industrial Stamping operations to accommodate customer requirements on short-term notice continues to add sales opportunities.

GROSS PROFIT - Gross profit for the quarter ended March 31, 1995 was $12,233,000 or 33.1% as compared to $10,369,000 or 30.9% in the 1994 period.
Gross profit for the six months ended March 31, 1995 was $22,792,000 or 33.0% as compared to $19,094,000 or 30.7% in the period ended March 31, 1994. The Company-owned distribution channel in Mexico and the HRS operations have contributed to improved gross margins in the Consumer Goods Division. The Company remains committed to utilizing available capacity in the Tubular Products Group and thereby increase sales and return on assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses as a percent of total revenues were 23.7% as compared to 21.7% for the three months ended March 31, 1995 and 1994, respectively. For the six months ended March 31, 1995, these expenses were 23.6% compared to 21.2% for the prior comparable period. The increase in these costs reflects the Company-owned Mexican operation and the addition of HRS in December 1993, both of which while contributing higher gross margins, also have higher selling costs.

FINANCING REVENUE - Financing revenue represents the interest and fees generated by the Company's Health-Mor Acceptance Corporation, Australian and Mexican subsidiaries generated on the contracts financed.

INTEREST EXPENSE - The 9.86%, seven year, unsecured Term Notes, comprise $123,000 and $164,000 of the three month interest expense for the quarters ended March 31, 1995 and 1994, respectively. The balance of the interest expense was comprised of short term borrowing interest of $264,000 (compared to $184,000 in 1994).

TRADEMARK AMORTIZATION - These expenses represent the allocation of the amounts paid for the rights to use specific trademarks arising from the acquisition of HRS over periods ranging from eighteen months to four years.

ACQUISITION RELATED COSTS - These costs represent amortization of non-compete Agreements arising in the course of the Company's acquisitions.

ACCOUNTING CHANGE FOR INCOME TAXES - The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes which became effective for the Company in the current fiscal year. The cumulative effect of the change in accounting principle was $719,000 and is included in the results for the six months ended March 31, 1994. This item should not be considered a continuing item.

                             HMI INDUSTRIES INC.
                             -------------------
                  PART II - OTHER INFORMATION AND SIGNATURE
                  -----------------------------------------
                                March 31, 1995
                                --------------


                          PART II - OTHER INFORMATION
                          ---------------------------
                          (27) Financial Data Schedule




                                  SIGNATURE
                                  ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                        HMI Industries Inc.
                                        ------------------------------
                                        Registrant



Date: May 12, 1995                      /s/ KEVIN  DOW
                                        ------------------------------
                                        KEVIN  DOW
                                        Vice President and Chief
                                          Financial Officer