Form 10-Q
period 1995-06-30
HMI INDUSTRIES INC
filed 1995-08-16
CIK 46445

                                  FORM 10-Q
                                  ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     --------------------------------------------------------
                SECURITIES EXCHANGE ACT OF 1934
                -------------------------------

For the quarterly period ended   June 30, 1995
                                 -----------------------------------
                              OR
                              --

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---------------------------------------------------------
                SECURITIES EXCHANGE ACT OF 1934
                -------------------------------

For the transition period from ________________to_________________
Commission file number__________________________________________

                             HMI Industries Inc.
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                           36-1202810
-----------------------------      ------------------------------
( State or other jurisdiction        ( I.R.S. Employer
   of incorporation or                  Identification Number)
     organization)

                  3500 Payne Avenue,  Cleveland, Ohio 44114
--------------------------------------------------------------------------------
                  ( Address of principal executive offices )
                                 ( Zip Code)

                               (216)   432-1990
--------------------------------------------------------------------------------
            ( Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
( Former name, former address and former fiscal year, if changed since last report)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
                    -------------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $1 Par Value     5,295,556 Shares
  --------------------------------------------------------
     Outstanding as of May 12, 1995
------------------------------------------------------

                              HMI INDUSTRIES INC.
                              -------------------

                              INDEX TO FORM 10-Q
                              ------------------

                                JUNE 30, 1995
                                -------------
                                                             PAGE
                                                             ----
  PART I. Financial Information

     Consolidated Condensed Balance Sheets -
       June 30, 1995 and September 30, 1994                     1

     Consolidated Condensed Statements of Income
        - for the three and nine months ended
        June 30, 1995 and 1994                                  2

     Consolidated Condensed Statements of
        Cash Flows - for nine months ended
        June 30, 1995 and 1994                                  3

     Notes to the Consolidated Condensed
       Financial Statements                                     4

     Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations                                              5-7


  PART II. Other Information                                    8

     Signature                                                  8

                                                          HMI INDUSTRIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                               June 30, 1995 and September 30, 1994
                                                            (unaudited)

                                                Assets                   June 30                          September 30
                                                ------                      1995                                  1994
                                                                    ------------                          ------------
              Current Assets:
              Cash and cash equivalents                             $    450,718                          $    690,177
              Trade accounts receivable, net                          25,095,185                            23,719,891
              Finance contracts receivable                             3,656,126                             3,647,592
              Notes receivable                                           387,203                               430,461
              Inventories                                             19,745,569                            15,585,921
              Deferred income taxes                                      793,911                             1,125,186
              Prepaid expenses                                           702,101                             1,006,686
                                                                    ------------                          ------------
               Total current assets                                   50,830,813                            46,205,914
                                                                    ------------                          ------------
              Property, Plant and Equipment, Net                      14,129,258                            13,217,261
                                                                    ------------                          ------------
              Other Assets:
              Long-term notes receivable                                 334,123                               334,123
              Cost in excess of net assets acquired                   13,142,770                            13,362,786
              Deferred income taxes                                      515,350                               507,458
              Trademarks                                               1,601,025                             2,430,498
              Finance contracts receivable                             1,989,481                             1,242,142
              Other                                                      117,636                               131,630

                  Total other assets                                  17,700,385                            18,008,637
                                                                    ------------                          ------------
              Total Assets                                          $ 82,660,456                          $ 77,431,812
                                                                    ============                          ============

                       Liabilities and Stockholders' Equity
                       ------------------------------------

              Current Liabilities:
              Line of credit                                        $  5,756,393                          $    587,060
              Trade accounts and dividends payable                    11,492,860                            10,912,167
              Accrued expenses and other liabilities                   5,538,105                             7,239,226
              Income taxes payable                                     3,318,027                             2,501,300
              Long-term debt due within one year                       2,019,024                             2,024,977
                                                                    ------------                          ------------

                Total current liabilities                             28,124,409                            23,264,730
                                                                    ------------                          ------------
              Long-Term Liabilities
              Long-term debt less current portion                     12,812,283                            13,942,768
              Deferred income taxes                                      503,475                               506,732
                                                                    ------------                          ------------
               Long-term liabilities                                  13,315,758                            14,449,500
                                                                    ------------                          ------------
              Stockholders' Equity
              Common stock, $1 par value; authorized
              10,000,000 shares; issued, 5,295,556 shares              5,295,556                             5,295,556
              Capital in excess of par value                           7,310,588                             7,223,367
              Retained earnings                                       34,110,771                            30,111,101
              Cumulative translation adjustment                       (3,532,470)                             (869,016)
                                                                    ------------                          ------------
                                                                      43,184,445                            41,761,008
              Less treasury stock 419,295 shares, at cost              1,964,156                             2,043,426
                                                                    ------------                          ------------
                                                                      41,220,289                            39,717,582
                                                                    ------------                          ------------
              Total Liabilities & Stockholders' Equity              $ 82,660,456                          $ 77,431,812
                                                                    ============                          ============

     See accompanying notes to consolidated condensed financial statements

HMI INDUSTRIES INC.
INCOME STATEMENT HIGHLIGHTS (unaudited)
                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             JUNE 30                               JUNE 30
                                                    1995                1994              1995                1994
--------------------------------------------------------------------------------------------------------------------------
                                                               OPERATIONS

 Income:
 Net Product Sales                               $ 34,029,079      $ 36,831,408       $103,010,492        $98,946,564
 Financing Revenue                                    211,787           382,101            799,645            965,867
                                                 ------------      ------------       ------------       ------------
 Total Revenues                                  $ 34,240,866      $ 37,213,509       $103,810,137        $99,912,431
                                                 ------------      ------------       ------------       ------------

 Operating Costs and Expenses
 Cost of Products sold                             22,576,850        25,651,181         68,766,554         68,672,631
 Financing related expenses                            27,621           228,401            167,676            643,931
 Selling, general and administrative expense        8,338,603         7,866,183         24,732,551         21,254,162
 Trademark amortization                               230,903           289,062            789,758            674,479
 Acquisition related costs                            100,000           100,000            300,000            300,000
                                                 ------------      ------------       ------------       ------------
 Total Operating Costs and Expenses                31,273,977        34,134,827         94,756,539         91,545,203
                                                 ------------      ------------       ------------       ------------

 Operating Income                                   2,966,889         3,078,682          9,053,598          8,367,228
 Other Income (Expense)
 Interest and other income                              1,000                 0             36,849             71,032
 Interest expense                                    (368,729)         (334,915)        (1,097,671)        (1,021,044)
                                                 ------------      ------------       ------------       ------------
 Total Other Income (Expense)                        (367,729)         (334,915)        (1,060,822)          (950,012)
                                                 ------------      ------------       ------------       ------------

 Income Before Income Taxes                      $  2,599,160      $  2,743,767       $  7,992,776       $  7,417,216

 Provision for Income Taxes                           989,681         1,042,631          2,714,320          2,805,049

 Net Income Before One Time Cumulative
 Effect of Change in Accounting Principle        ------------      ------------       ------------       ------------
 for Income Taxes                                $  1,609,479      $  1,701,136       $  5,278,456       $  4,612,167

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                             CHANGE IN ACCOUNTING PRINCIPLE

 One Time Cumulative Effect of Change in
 Accounting Principle for Income Taxes                      0                 0                  0            719,016
                                                 ------------      ------------       ------------       ------------
 Net Income                                      $  1,609,479      $  1,701,136       $  5,278,456       $  5,331,183
                                                 ============      ============       ============       ============

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                             EARNINGS PER SHARE - Operations

 Weighted Average Number of Shares                  4,998,330         4,882,721          4,991,361          4,879,335
 Outstanding                                     ============      ============       ============       ============

 Earnings Per Common Share:

 Net Income from Continuing Operations                  $0.32             $0.35              $1.06              $0.95

 Net Income Before One Time Cumulative
 Effect of Change in Accounting Principle        ------------      ------------       ------------       ------------
 for Income Taxes                                       $0.32             $0.36              $1.06              $0.95

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                          EARNINGS PER SHARE - After Change in Accounting Principle

 One Time Cumulative Effect of Change in
 Accounting Principle for Income Taxes                                                                          $0.15
                                                 ------------      ------------       ------------       ------------
 Net Income                                             $0.32             $0.35              $1.06              $1.10
                                                 ============      ============       ============       ============

--------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                                   HMI INDUSTRIES INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    for the nine months ended June 30, 1995 and 1994

                                                                           1995                   1994
                                                                       --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $5,278,456             $5,331,183
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                       2,772,765              2,483,845
  Provision for losses on receivables                                   483,933                530,463
  Amortization of deferred non-compete
  agreements                                                            300,000                300,000
  Deferred income taxes                                                 320,126             (1,006,695)
  Changes in operating assets and
  liabilities net of acquisitions:
  Increase in receivables                                            (2,571,842)            (7,304,278)
  Increase in inventories                                            (4,159,648)              (415,044)
  (increase) decrease in prepaid expenses                                 4,588               (132,051)
  Increase in accounts payable                                          580,693              2,381,538
  Decrease in accrued expenses
    and other liabilities                                            (1,701,121)              (442,361)
  Increase in income taxes payable                                      816,727                223,229
  Other, net                                                             13,991                (45,130)
                                                                       --------               --------
Net cash provided by operating activities                             2,138,668              1,904,699
                                                                       --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                (2,635,273)            (1,854,775)
Acquisition of businesses                                                     0             (4,875,000)
Payment of long term note receivable                                          0                300,000
                                                                       --------               --------
Net cash used in investing activities                                (2,635,273)            (6,429,775)
                                                                       --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transactions:
  Proceeds from line of credit                                        5,169,333              7,381,538
  Payment of long term debt                                          (1,136,438)            (1,238,412)
                                                                       --------               --------
  Cash provided by debt transactions                                  4,032,895              6,143,126
                                                                       --------               --------
Equity transactions:
  Dividends paid                                                     (1,278,786)            (1,175,658)
  Sale of treasury shares                                               166,491                 61,507
                                                                       --------               --------
  Cash used in equity transactions                                   (1,112,295)            (1,114,151)
                                                                       --------               --------
Net cash provided by financing activities                             2,920,600              5,028,975
                                                                       --------               --------
Effect of exchange rate changes on cash                              (2,663,454)              (411,816)
                                                                       --------               --------
Net increase in cash and cash equivalents                              (239,459)                92,083

Cash and cash equivalents, beginning of period                          690,177                211,261
                                                                       --------               --------
Cash and cash equivalents, end of period                               $450,718               $303,344
                                                                       ========               ========

See accompanying notes to consolidated condensed financial statements

                              HMI INDUSTRIES INC.
                              -------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              June 30, 1995
                              -------------

(1) Certain prior year amounts have been reclassified to conform to the 1995 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1995 and September 30, 1994, the results of operations and cash flows for the three and nine months ended June 30, 1995 and 1994. Independent public accountants have not examined these statements.

     These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10K.

(3) The Company is contingently liable under a Conditional Purchase Agreement to a Netherland bank in the amount of $1,260,000. If the contingent liability were called upon by the bank, the Company would take possession of certain finished goods and work in process inventories and sell them into existing markets.

(4) Inventories at June 30, 1995 and September 30, 1994 consist of the following:

                                                            (unaudited)
                                                            June 30               September 30
                                                            -------               ------------
         Finished Goods                                    $4,851,571               $5,985,143
         Work in process, raw materials
                 and supplies                              14,893,998                9,600,778
                                                          -----------                ---------
                                                          $19,745,569              $15,585,921
                                                          ===========             ============

(5) Effective October 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 109, "Accounting for Income Taxes". The adoption of this accounting principle resulted in the recognition of a ONE TIME CUMULATIVE TAX BENEFIT of $719,016 or $0.15 per share during the quarter ended December 31, 1993. The statement has been applied prospectively and prior year financial statements were not restated.

HMI INDUSTRIES INC
------------------
MANAGEMENTS' DISCUSSION AND ANALYSIS
------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -
---------------------------------
  MATERIAL CHANGES IN FINANCIAL POSITION
  --------------------------------------

The working capital balance at June 30, 1995 was $22,706,000 a decrease of 1% from the September 30, 1994 balance of $22,941,000.

The effect of foreign exchange is primarily limited to the Canadian and Mexican operations. The Consolidated Statements of Cash Flows incorporates the effects of foreign exchange in each of the categories presented. There was little change in the US dollar as compared to the Mexico peso during the quarter. The adjustments of $2,575,000 during the first six months rising from the devaluation of the Mexican peso have been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In managements' opinion, the amount of additional adjustments, if any, would not have a material effect on consolidated shareholders' equity.

The Company's cash decreased by $239,000 for the nine months ended June 30, 1995. Trade receivables increased by $1,375,000, inventories increased by $4,160,000, trade payables increased by $581,000 and accrued expenses and other liabilities decreased by $1,701,000. The increase in inventories since September 30, 1994 reflects the increase in Consumer Goods finished goods inventories from previous low levels, the addition of raw materials for the new products and the slightly slower than projected shipping in June. Inventory levels are anticipated to decrease over the next quarter.

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

At June 30, 1995, $5,000,000 of the unsecured, 9.86%, seven year private placement notes were outstanding. This debt was obtained in 1990 to finance the acquisition of Bliss Manufacturing Company. A portion of the Company's line of credit ($5,000,000) has been classified as long term based on the agreement with the bank dated July 1994.

Capital expenditures during the nine months ended June 30, 1995 were $2,635,000 as compared to $1,855,000 in the previous year. The largest outlay in June 1995 was $665,000 to acquire a production and office facility for the Consumer Goods operations in Cleveland, Ohio. The Company is planning to spend an additional $3,000,000 during the next three quarters to renovate the facility. Outlays in the Consumer Goods Division include $446,000 for tooling additions and improvements, $156,000 for computer software and $297,000 for new steam cleaning equipment for the HRS operations. Additions in the Manufactured Products Division include $77,000 for tubular fabrication machinery and equipment and $738,000 for machinery and equipment for the industrial and commercial stamping operations. These latter additions at Bliss Manufacturing Co. were added to specifically meet the customer demand and increase both capacity and efficiencies. Future capital expenditure commitments include $125,000 for the 1995 completion of a new filter cone manufacturing machine.

The outstanding balance on the Company's line of credit was $10,756,393 at June 30, 1995. The increase in the outstanding balance is principally due to the debt reductions, inventory increases and the addition of the above-mentioned capital expenditures.

Management believes the Company's long term liquidity needs will continue to be met by cash flow from operations, its access to the line of credit and its potential to borrow from existing debt sources.



RESULTS OF CONTINUING OPERATIONS:
---------------------------------

NET SALES - Net product sales decreased from $36,831,000 for the three months ended June 30, 1994 to $34,029,000 for the current quarter. Net product sales for the nine months ended June 30, 1995 were $103,010,000 compared to $98,947,000 for the same period ending June 30, 1994. Sales during the current quarter were down due to the Mexican market and the inability to simultaneously introduce the new Optima and Captiva product lines. After a successful introduction of the Optima product during the last quarter, production difficulties and the introduction problems caused production to be halted resulting in lower sales during April, May and June. Production difficulties are corrected and the Captiva filtration products will be available and introduced during the next two quarters. In Mexico, the peso dollar relationship has increased real prices and lowered consumer confidence. Due to uncertainty of any short term turnaround in the Mexican economy and consumer market, management will emphasize cost reduction and resource allocation to develop our South American markets. The Commercial and Industrial Stamping operations continue to accommodate customer requirements on short-term notice and add sales opportunities.

GROSS PROFIT - Gross profit for the quarter ended June 30, 1995 was $11,452,000 or 33.7% as compared to $11,180,000 or 30.4% in the 1994 period.
Gross profit for the nine months ended June 30, 1995 was $34,244,000 or 33.2% as compared to $30,274,000 or 30.6% in the period ended June 30, 1994. The Company remains focused on utilizing available capacity in the Tubular Products

Group and to increase sales and profitability.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses as a percent of total revenues were 24.4% as compared to 21.8% for the three months ended June 30, 1995 and 1994, respectively. For the nine months ended June 30, 1995, these expenses were 24.0% compared to 21.9% for the prior comparable period. The Company-owned Mexican operation and the HRS operations while contributing higher gross margins, also have higher selling costs, which when combined with the expenditure on new products and their introductions account for the percentage increase over the previous quarter.

FINANCING REVENUE - Financing revenue represents the interest and fees generated by the Company's Health-Mor Acceptance Corporation, Australian and Mexican subsidiaries generated on the contracts financed.

INTEREST EXPENSE - The 9.86%, seven year, unsecured Term Notes, comprise $129,000 and $152,000 of the three month interest expense for the quarters ended June 30, 1995 and 1994, respectively. The balance of the interest expense was comprised principally of short term borrowing interest of $221,000 (compared to $144,000 in 1994).

TRADEMARK AMORTIZATION - These expenses represent the allocation of the amounts paid for the rights to use specific trademarks arising from the acquisition of HRS over periods ranging from eighteen months to four years.

ACQUISITION RELATED COSTS - These costs represent amortization of non-compete Agreements arising in the course of the Company's acquisitions.


ACCOUNTING CHANGE FOR INCOME TAXES - The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes which became effective for the Company in the current fiscal year. The cumulative effect of the change in accounting principle was $719,016 and is included in the results for the nine months ended June 30, 1994. This item should not be considered a continuing item.

                             HMI INDUSTRIES INC.
                             -------------------

                  PART II - OTHER INFORMATION AND SIGNATURE
                  -----------------------------------------

                                June 30, 1995
                                -------------



                         PART II - OTHER INFORMATION
                         ---------------------------

                                     NONE




                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                        HMI Industries Inc.
                                        ---------------------------------
                                        Registrant



Date: August 14, 1995                   /s/Kevin Dow
                                        ---------------------------------
                                        KEVIN  DOW
                                        Vice President and Chief
                                        Financial Officer