Form 10-K405
period 1995-09-30
HMI INDUSTRIES INC
filed 1996-01-04
CIK 46445

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                               ------------------
                                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to          .
                                        -----------    --------

Commission File No. 1-6220

                             HMI Industries Inc.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      36-1202810
  -----------------------------              ------------------------------
    (State or other jurisdiction            (IRS Employer Identification No.)
      of Incorporation or
      organization)

3631 Perkins, Cleveland, Ohio                                    44114
----------------------------------                              --------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990

         Securities registered pursuant to Section 12(b) of the Act:
                                   NONE (*)

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1 par value per share
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days.       YES    X        NO
                                                -----------     ---------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    YES    X          NO
                       --------         --------


Aggregate market value of voting stock held by non-affiliates of registrant computed by reference to the closing price on the NASDAQ Stock Exchange on December 18, 1995 was approximately $21,800,000.



Number of shares outstanding of each of registrant's classes of common stock:

               Class                        Outstanding December 18, 1995
------------------------------------        -----------------------------
Common stock, $1 par value per share               4,911,530





                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this Form 10-K.

     1. Portions of the Proxy Statement for the 1996 Annual Meeting, incorporated into Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on page 46.
This report consists of 68 pages.

TABLE OF CONTENTS
-----------------

PART I.                                                                Page
-------                                                                ----
Item 1.            Business
(a)                   General Development of Business . . . . . . . . .   4
(b)                   Financial Information About Industry Segments . .   5
(c)                   Narrative Description of Business . . . . . . . .   5
                          Consumer Goods. . . . . . . . . . . . . . . .   5
                          Manufactured Products . . . . . . . . . . . .   9
                         Commercial and Industrial Stamped Components .   9
                             Metal Formed Tubular Products  . . . . . .  10
                             Tools, Dies and Specialty Machinery. . . .  11
                          Employees . . . . . . . . . . . . . . . . . .  11
                          Environmental Policies and Controls . . . . .  12
                          Methods of Production and Raw Materials . . .  12
(d)                   Financial Information About Foreign and
                        Domestic Operations and Export Sales. . . . . .  12
                      Executive Officers of the Registrant. . . . . . .  13

Item 2.            Properties   . . . . . . . . . . . . . . . . . . . .  14
Item 3.            Legal Proceedings    . . . . . . . . . . . . . . . .  15
Item 4.            Submission of Matters to a Vote of Security Holders.  15

PART II.
--------

Item 5.            Market for Registrant's Common Equity and Related
                     Stockholder Matters   . . . . . . . . . . . . . .  16
Item 6.            Selected Financial Data . . . . . . . . . . . . . .  17
Item 7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . .  18
Item 8.            Financial Statements and Supplementary Data . . . .  22
Item 9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure . . . . . . .  22

PART III.
---------

Item 10.           Directors and Executive Officers of Registrant. . .  23
Item 11.           Executive Compensation  . . . . . . . . . . . . . .  23
Item 12.           Security Ownership of Certain Beneficial Owners
                          and Management . . . . . . . . . . . . . . .  23
Item 13.           Certain Relationships and Related Transactions. . .  23

PART IV.
--------

Item 14.           Exhibits, Financial Statement Schedules, and
                          Reports on Form 8-K  . . . . . . . . . . . .  24
SIGNATURES                           . . . . . . . . . . . . . . . . .  25
INDEX TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .  27
INDEX TO EXHIBITS    . . . . . . . . . . . . . . . . . . . . . . . . .  46

PART I.
------

Item 1.             Business.
------              --------
(a)         General Development of Business
            -------------------------------

HMI Industries Inc. (the "Company" or "registrant") was known as Health-Mor Inc. until January, 1995. The Company was reorganized in 1968 as a Delaware corporation, succeeding an Illinois corporation originally formed in 1928. The business of the Company is carried out through two primary divisions. The Consumer Goods Division manufactures and sells floor care and air filtration products, primarily portable bagless vacuum cleaners sold under the trade names "Filter Queen," "Princess" and "Majestic," central vacuum cleaning systems sold under the trade names "Vacu-Queen" and "Majestic II", portable canister vacuums sold under the trade names "Optima" and "ElektraPure", and an upright vacuum sold under the trade name "Princess 2000". This division also sells needleless insulin injectors under the AdvantaJet name, and certain tubular consumer products, both of which are manufactured by subsidiaries in the Manufactured Products Division. The operations of the Consumer Goods Division are carried on through the operations at the Payne and Perkins Avenue facilities in Cleveland, Ohio, and the following wholly-owned subsidiaries: HMI Incorporated (incorporated in Ontario, Canada); Health-Mor Mexicana S.A. de C.V. (incorporated in Mexico); Experimental Distributing Inc. (incorporated in
Ohio); Home Impressions Inc. (incorporated in Delaware); HMI Personal Care Corp. (incorporated in Delaware); Health-Mor International, Inc., which meets the qualifications under the Internal Revenue Code as a foreign sales corporation (incorporated in the U.S. Virgin Islands); Health-Mor B.V. (incorporated in the Netherlands); Health-Mor Acceptance Corporation (incorporated in Delaware), HMI Acceptance Corporation (incorporated in Ontario, Canada)and Health-Mor Acceptance PTY Ltd. (incorporated in Sydney, Australia).

The Manufactured Products Division engages in the fabrication and sale of commercial and industrial stamped components, metal formed tubular products and machined components, and the manufacture of needleless insulin injectors. The operations of this division are carried out by wholly-owned subsidiaries of the Company; Bliss Manufacturing Company (incorporated in Ohio), Tube Form Inc., (incorporated in Ohio), and Tube-Fab Ltd., (incorporated in Ontario, Canada).

In 1995 the Company introduced the Captiva brand of filtration products, including furnace and air conditioning filters, electrostatic cone filters and a portable room air cleaner. The electrostatic cone filter and portable room air cleaner provide a level of filtration that is greater than HEPA standards (High Efficiency Particulate Air), which has been an industry standard for years. The company also introduced the Optima brand canister vacuum cleaner through its Home Impressions unit. This canister unit uses a bag filter and will be marketed through retail stores worldwide.

Through the new HMI Personal Care Corp., the Company is aggressively marketing the Activa line of diabetic care products. Foremost among these is the needleless insulin injector now called AdvantaJet (formerly called Preci-Jet and Freedom Jet). Injectors for sensitive and tougher skin are also available, as are a variety of lifestyle products that will enhance the normalcy of diabetic patients.

(b)         Financial Information About Industry Segments
            ---------------------------------------------

The net sales and operating income of each industry segment and the identifiable assets attributable to each industry segment for the years ended September 30, 1995, 1994 and 1993 are set forth in Note 11 (Business Segments) of the Notes to the Consolidated Financial Statements found on page 41.


(c)         Narrative Description of Business
            ---------------------------------

Consumer Goods
--------------

The principal products of the Consumer Goods Division of the Company are floor care and air filtration products, primarily portable vacuum cleaners and central vacuum cleaning systems. Portable bagless vacuum cleaners are sold under the trade names "Filter Queen," "Princess," and "Majestic". Portable canister vacuums are sold under the trade names "Optima" and "ElektraPure."
The product line also includes an upright vacuum cleaner sold under the trade name "Princess 2000". The central vacuum cleaning systems are sold under the
trade names "Vacu-Queen" and "Majestic II."   The bagless portable and portable
canister vacuums consist of a canister type suction cleaner, motorized vacuum cleaning head with a revolving brush ("Pow-R-Nozzle"), hose, wand, brushes and other cleaning tools. The Company also offers accessories for use with its bagless and canister vacuum cleaners, most of which are attached to the exhaust outlet and may be used as room deodorizers, air circulators, and for other blowing operations such as the spraying of liquids. The central vacuum cleaning systems use the motorized vacuum cleaning head with a revolving brush, as well as the hose, wand, brushes and other cleaning tools. The Company also manufactures straight suction attachments, which do not have a motorized vacuum cleaning head.

The Filter Queen cleaning system has been registered by Underwriters Laboratories and Canadian Standards Authority as an Air Filtration Device, which support filtration claims and potentially expand the market of customers.

The Company manufactures a commercial model of its Princess and Optima vacuum cleaners, which it sells to business and industrial users. The Company also manufacturers vacuum cleaner power nozzle heads for other vacuum cleaner companies on a private label basis.

The floor care products of the Consumer Goods Division are marketed throughout the United States, Canada, Mexico and forty-five other countries. With the exception of Mexico, the Company markets the Filter Queen Majestic through independent distributors who sell in the home directly through their own independent representatives and who also sell indirectly through the representatives of smaller independent local distributors. In Mexico, the distribution channel is comprised of Company employees. In certain foreign markets, the Princess and the ElektraPure are also marketed in a similar manner. Optima is marketed through retail stores, while the Princess 2000 is marketed on a direct basis.

The Company recently opened a direct distributorship in Toledo, Ohio, under the name Experimental Distributing, Inc. which it will use to test new marketing strategies, lead programs and other direct sales techniques.

Home Impressions Inc. is dedicated to marketing products related to home convenience and comfort. The product offerings are manufactured by the Company's existing divisions as well as being sourced from other manufacturers. New marketing techniques and distribution channels are utilized on a national and international basis. Catalog distribution, infomercials and telemarketing are some of the venues being tested by the Company as a means to exploit this significant business potential.

A line of products manufactured by the tubular products group of the Company under the name "Precise Contours" is a new direction for this division, producing products for the first time for the consumer marketplace. Initial offerings include telescopic flag poles, door and window security bars and a door jam. Other products also include a luggage cart, water broom and a wood rack.

The Home Impressions product line also includes a retail product grouping of floor care products, including the "Optima", "Princess 2000", "ElektraPure" and "Vacu-Queen". Except for the "Princess 2000," these products are sold primarily through specialty retail vacuum stores in North America. The "Princess 2000" will continue to be sold through a direct sales network which was established in 1993. This network began in the United States with the "Princess 2000" upright vacuum cleaner by utilizing direct sales strategies and incorporating new, lower cost, lower investment selling techniques to allow greater flexibility in the hiring and training of independent sales associates. Home Impressions will begin selling the "Precise Counters" product line, "Optima" and "Vacu-Queen" internationally at the retail level.

Central vacuum cleaning systems are marketed worldwide under the trade name "Vacu-Queen" through retail distributors and under the trade name "Majestic II" through direct distributors. The Company also markets the Vacu-Queen to building contractors and developers for installation in newly constructed homes and apartments.

In 1994, the Company initiated the direct distribution of a line of environmentally friendly household cleaning products. The line of six products is currently being sold through the Filter Queen network under the brand name `Down to Earth'.

Household Rental Systems ("HRS") provides steam cleaners and carpet shampooers for rent to consumers through the Filter Queen direct distribution network under the names "Easy Off" in Canada and "Easy Way" in the United States. HRS also rents steam cleaners and carpet shampooers to consumers through leading grocery chains, drug stores and hardware stores in Canada. The Company estimates that HRS controls approximately 80% of this market in Canada. Independant direct distributors also rent machines to consumers through in-home delivery and pick up. The Easy-Way and Easy Off product lines are full lines of cleaning solutions for use with HRS products, with other similar products or individually. These products are sold by existing retail and Distributor organizations. HRS products meet strong competition for the steam cleaners and carpet shampooers from seven major competitors, most of which are larger than HRS or are part of larger companies with greater resources than HRS.

HMI Personal Care Corp. markets the AdvantaJet needle-free insulin injector, the Comfort Care Bed, and other health care products. Customer service is crucial to this product line. Local advertising, telemarketing and seminars are used to reach those consumers who can benefit from the AdvantaJet. HMI Personal Care Corp. works with medical professionals and consumer groups to target the customer base. There are two other devices which compete with the AdvantaJet. The Company owns a number of patents in the United States, Canada, United Kingdom, Japan, and various European countries covering the needleless insulin injectors. Active distributor agreements are in effect to distribute this product in the Japan, Korea, Spain, Italy, France and certain countries in Africa and the Middle East.

The Company meets strong competition in the sale of its vacuum cleaners and central vacuum systems. In the case of sales through in-home solicitation, this competition is primarily with vacuum cleaner equipment in use in the home at the time of the sales presentation. In the case of sales through retail vacuum cleaner stores, this competition is with the vacuum cleaner equipment in use in the home at the time of the customer's inquiry and with other brands of vacuum cleaners and central vacuum systems sold by the particular store. There are approximately twenty-one significant vacuum cleaner manufacturers, plus many regional and private label manufacturers, who make over forty brand name vacuum cleaners in the United States. Most of these are sold through department stores, discount houses, appliance shops and by catalog, generally at substantially lower prices than the Filter Queen, and often at lower prices than the Optima and ElektraPure. There are approximately twenty manufacturers in the United States and Canada of central vacuum systems. There are nine companies which compete significantly with the Company in the United States and eight companies which compete significantly with the Company in Canada in distribution of vacuum cleaners by in-home solicitation. Many of its competitors in the sale of vacuum cleaners are substantially larger and have greater resources than the Company. The Company believes that its vacuum cleaners are competitive with other vacuum cleaners because of their performance and warranty. It is the practice of the Company, along with other companies in the vacuum cleaner industry, to maintain significant amounts of inventory to meet the rapid delivery requirements of customers. The Consumer Goods Division of the Company operates without a backlog.

The Company's Product Development Department, established to create, engineer and oversee the market launch of new and innovative products, introduced the "Majestic Triple Crown" throughout the world in 1994 and the Captiva family of filtration products in 1995. Management believes these products (furnace and air conditioning filters, electrostatic cone filter and a portable room air cleaner) will create unparalleled air filtration in the vacuum cleaner, filtration and other industries. This department also developed the Optima canister vacuum cleaner, introduced in mid-1995.

The Company is expanding its parts and service business by utilizing its extensive customer data base to market accessories and new products and services designed as part of the Company's "Friend for Life" philosophy. The Direct Support Plus program is designed to maintain contact with customers, encourage add-on sales and generate referrals by utilizing these same data bases and the Distributor network. The parts and service business is expanding overseas.

The Company's financing program, through its subsidiaries, Health-Mor Acceptance Corporation and HMI Acceptance Corporation continues to be expanded. Health-Mor Acceptance PTY Ltd. was incorporated in Sydney Australia, to offer consumer financing of the Company's products in that country. Filter Queen distributors cite the program's original objective of increasing dealer retention for its continued value to the distribution network. Risk is limited through agreements between the companies and the distribution network which provide for the disbursement of funds to the distribution network after funds are received by the Company from the customer.

The Company holds trademark or trade name registration on the principal trademarks and trade names used by the Consumer Goods Division. These trademarks have been registered in the United States, Canada and other countries in which the Company has distributors which sell a significant number of units. The Company has entered into oral or written distributorship agreements with various companies and individuals throughout the world. The Company owns a number of patents in the United States, Canada and other countries on various features of the Filter Queen, Vacu-Queen and related products. The Company does not believe that its business is materially dependent on any patent or group of patents.

In 1995, one customer of the Consumer Goods Division accounted for 12% of the Company's consolidated revenues. American Home, Inc., Tokyo, Japan, is the Company's largest distributor. In the event that this distributor were to go out of business, switch to a competing product or switch to products other than floor care products, and the lost revenues were not replaced by sales to new or existing distributors, the loss could have a material adverse effect on the Company. The relationship with American Home is considered stable. The Company realizes that sales fluctuations can occur in this Distributor's primary market, and such fluctuations, if severe enough, could have a material impact on the Company's revenues.

Manufactured Products
---------------------

The Manufactured Products Division of the Company consists of commercial and industrial stamped components, metal formed tubular products, machined components, tools, dies and specialty products and production of needle-less insulin injection systems.

Commercial and Industrial Stamped Components
--------------------------------------------

Bliss Manufacturing Company ("Bliss"), a wholly-owned subsidiary of the Company, engages in the manufacture of various types of sheet metal stamping and sub-assemblies, and painting and welding in conjunction therewith, for customers in the automotive manufacturing, materials handling equipment, military, and plumbing industries. The products manufactured by Bliss are sold primarily to original equipment manufacturers, mostly in the Midwest.

In 1995, as in 1994, Bliss continued to increase its capacity with state-of-the-art technology by adding additional computer controlled presses and a plasma cutting machine. This equipment provides the flexibility to produce low volume and prototype work for customers on a quick turn around basis without the need for costly dies. A new large press line currently being installed in its Newton Falls plant will enhance Bliss' capabilities in this area.

The ISO 9002 approval granted to Bliss by Freightliner and Volvo has provided additional opportunities as well for special truck order requests.

The customers of Bliss issue releases for parts depending upon their own requirements. Therefore, Bliss operates without a backlog.

The business of Bliss is significantly dependent upon several automotive manufacturers. One customer of Bliss, Ford Motor Company, accounted for almost 11% of the registrant's consolidated revenues in 1995. In the event that all Ford Motor Company business were to cease immediately, and the revenues were not replaced with sales to other customers, whether existing or new, the loss could have a material adverse effect on the registrant and its subsidiaries, taken as a whole. However, the registrant believes that its relationship with Ford Motor Company is good and, although it anticipates the loss of business for particular parts from time to time as the products in which those parts are incorporated are discontinued or substantially changed, the registrant believes that it can, at least in part, make up for such losses through existing or new customers.

Metal Formed Tubular Products
-----------------------------

Tube Form Inc. ("Tube Form"), a wholly-owned subsidiary of the Company, engages in the bending and sale of steel, aluminum and copper tubing. Tube Form markets its products principally throughout the United States primarily to industrial consumers in the appliance, vacuum cleaner, machine tool, marine, pneumatic, hydraulic and trucking industries.

Tube Form has begun the manufacture of a new line of products for the consumer marketplace under the name brand name "Precise Contours." Initial product offerings include telescopic flag poles, door and window security bars and a door jam. Other products also include a luggage cart, water broom and a wood rack.

Tube Form experiences strong competition from thousands of competitors, none of whom has any sizable share of the market for such products.

Aggregate sales backlog on September 30, 1995 and 1994 were approximately $3,614,000 and $3,760,000, respectively. It is expected that this operation will fill its entire backlog in the current fiscal year.

Precision Tube Formers, a division of Tube Form, operates in similar markets to Tube Form but also supplies tubular assemblies to the aerospace market in the United States.

Tube-Fab Ltd. ("Tube-Fab"), a wholly-owned subsidiary of the Company, is engaged in the manufacture of high quality tubular products for the aircraft, military, communications and specialty architectural industries.

Tube-Fab experiences strong competition from numerous competitors, none of whom has any sizable share of the market for such products.

Sales backlog on September 30, 1995 and 1994 was approximately $570,000 and $1,350,000, respectively. It is expected that this backlog will be filled during the current fiscal year.

Tools, Dies and Specialty Machinery
-----------------------------------

Machined Products Division ("MPD"), a division of Tube-Fab, engages in the manufacture and sale of precision machined components for aircraft engines for the aerospace industry. The work performed is primarily subcontract work for engine manufacturers. In addition, MPD continues its work with Spar Aerospace manufacturing components for the Canadarm Joint Motor Modules for the Space Station Freedom. MPD has numerous competitors in the machining field, none of whom has any sizable market share. MPD also manufactures the needless insulin injection system sold by HMI Personal Care Corp.

Sales backlog for MPD as of September 30, 1995 and 1994 was approximately $439,000 and $391,000, respectively. It is expected that this backlog will be filled during the current fiscal year.


Employees
---------

The Company and its subsidiaries employed 1,187 persons at September 30, 1995 throughout the world.


Environmental Policies and Controls
-----------------------------------

To the best of the Company's knowledge, it is in compliance with all applicable Federal, State and local laws relating to the protection of the environment.
It does not anticipate that any laws or regulations relating to the protection of the environment will have any material effect on its earnings, capital expenditures, or competitive position. The Company does not anticipate making any material capital expenditures for environmental control facilities during the current and succeeding fiscal years.

Methods of Production and Raw Materials
---------------------------------------

The Consumer Goods Division of the Company assembles finished parts purchased from various suppliers. Tube Form and Tube-Fab purchase metal tubing from various suppliers and engage in finishing operations, such as bending, beading and flaring. MPD manufactures needle-less insulin injectors and precision machined parts for the aerospace industry. Bliss purchases steel (both coil and blank) from various suppliers and stamps metal parts for its customers. Bliss also engages in welding and painting of certain parts, including the painting of parts for other companies.



The Company and its subsidiaries have good relationships with their suppliers and do not anticipate any problems in obtaining any necessary raw materials or, if necessary, in obtaining alternative sources of supply.


(d)         Financial Information About Foreign and Domestic Operations
            -----------------------------------------------------------
            and Export Sales
            ----------------

Financial information relating to foreign and domestic operations for the years ended September 30, 1995, 1994 and 1993 are set forth in Note 11 (Business Segments) of the Notes to Consolidated Financial Statements found on page 41.

Executive Officers of the Registrant
------------------------------------

Name                      Age  Position and Terms of Service as Officer
----                      ---  ----------------------------------------
Kirk W. Foley             53   Chairman and Chief Executive Officer (1)

William M. Duvall         65   Chairman and Chief Executive Officer,
                               Bliss Mfg. Co. (2)

William A. Adams          49   President and Chief Operating Officer,
                               Bliss Mfg. Co. (3)

Kevin Dow                 39   Vice President - Finance and
                               Administration and Treasurer(4)

(1) Mr. Foley served as President and Chief Executive Officer of the Company from 1989 to 1991, as Vice Chairman from 1988 to 1991 and as Chairman and Chief Executive Officer since 1991. Mr. Foley has served as Chairman of Tube-Fab Ltd., a subsidiary of the Company, since 1987 and has served as President of HMI Incorporated, a subsidiary of the Company, since 1988.

(2) Mr. Duvall is Chairman of the Board of Bliss Manufacturing Co. and its Chief Executive Officer. Mr. Duvall served as President of Bliss from 1990 until 1993.

(3) Mr. Adams has been the President and Chief Operating Officer of Bliss Manufacturing Co. since August, 1993. Mr. Adams was the Vice President and General Manager of Tridon, Inc. from 1992 to July, 1993. Mr. Adams was Vice President - Manufacturing and Technology for Tridon Ltd. from 1988 to 1992.

(4) Mr. Dow has served as Vice President - Finance and Administration of the Company since 1989. He has served as Treasurer since August, 1995.


Kevin Dow, Vice President-Finance and Administration, is the first cousin of Barry L. Needler, a director.

Item 2.     Properties

The following table sets forth by industry segment, the location, character and size (in square feet) of the real estate used in the operations of the Company and its subsidiaries at September 30, 1995:


                                                                                     Square Feet
                                                                                  ----------------
Location                                        Character                         Owned     Leased
--------                                        ---------                         -----     ------
CONSUMER GOODS DIVISION

Floor Care Products
-------------------

United States of America
------------------------

Cleveland, Ohio                             Office, Plant &                       315,420(1)
                                             Warehouse
Toledo, Ohio                                Office                                            2,400
Bradley, Illinois                           Office & warehouse                                7,516

Mexico
------

Mexico City                                 Offices                                          13,500

Canada
------

Rexdale, Ontario                            Office                                            7,000
Mississauga, Ontario                        Warehouse                                        11,902
Moncton, New Brunswick                      Office & Warehouse                                3,000
Dorval, Quebec                              Office & Warehouse                                4,762
Winnipeg, Manitoba                          Office & Warehouse                                2,473
Calgary, Alberta                            Office & Warehouse                                4,500
Edmonton, Alberta                           Office & Warehouse                                2,026
Burnaby, British Columbia                   Office & Warehouse                                4,500


MANUFACTURED PRODUCTS DIVISION

Metal Formed Tubing
-------------------

Bedford Heights, Ohio                       Office, Plant &                        76,238
                                             Warehouse

Mississauga, Ontario                        Office & Plant                                   26,000




Tools, Dies & Specialty Machinery
---------------------------------

Charlottetown,                Office, Plant &                20,000
 Prince Edward Island          Warehouse




Metal Stamping
--------------
Newton Falls, Ohio            Office, Plant &               400,000
                               Warehouse

Youngstown, Ohio              Office, Plant &               150,000
                               Warehouse

(1) The Company is in the process of moving its production and office facilities to a new location with 210,000 square feet. The old production and office facility of 105,420 square feet will be sold upon the Company vacating the facility.

The Company owns a 25,000 square foot building in Lombard, Illinois which was leased during 1994 with an option to purchase at any time under the ten year lease term. Under the terms of the agreement, the lessee is responsible for all operating expenses related to the property and the lease payments equal the debt service for the outstanding indebtedness incurred for the original purchase of the property. All other property owned or leased by registrant is fully utilized by registrant or is leased to third parties.




Item 3.     Legal Proceedings

Claims arising in the ordinary course of business are pending against the Company. Although these are in various stages of the litigation process, management believes that none of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

The common stock of the Company was listed and traded on the American Stock Exchange under the symbol HMI through December 19, 1994. On December 20, 1994, the Company ceased to trade on that exchange and moved to the NASDAQ Stock Market under the symbol HMII. As of September 30, 1995, there were approximately 292 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of the Company's common stock on the Nasdaq Stock Exchange or American Stock Exchange for the years ended September 30, 1995 and 1994, are as follows:

                                          1995

                     High                 Low                 Dividend
1st Quarter         16 1/2                13 1/4               $ .0830
2nd Quarter         16 3/4                15                   $ .0875
3rd Quarter         17                    15 1/4               $ .0875
4th Quarter         16 1/4                14                   $ .0875



                                          1994

                     High                 Low                 Dividend
1st Quarter         14 3/8                11 1/4               $ .075
2nd Quarter         19 1/8                12 7/8               $ .083
3rd Quarter         16 5/8                12 1/2               $ .083
4th Quarter         14 5/8                13                   $ .083

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. It is expected that dividends will continue to be declared and paid quarterly. Under the terms of the Note Purchase Agreement entered into by the Company in November 1990, dividend payments can not exceed 50% of the cumulative net income of the Company since 1990 over a base amount established in the agreement. The restriction remains in effect until the notes are paid in full in 1997.

Item 6.     Selected Financial Data


Five Year Summary of Operations



                                                                                                              For the nine
                                                          For the years ended September 30,                    month ended
                                                                                                              September 30,
                                               1995            1994              1993             1992            1991
Net Revenues From Continuing Operations    $137,594,631     $134,986,961      $100,826,935     $84,887,587     $60,792,156
Operating Costs and Expenses (B)           $128,115,705     $124,002,401      $ 91,252,491     $78,136,308     $55,752,363
Other Income (Expense), net                $ (1,798,451)    $ (1,422,167)     $ (1,741,843)    $(1,831,594)    $(1,279,273)
Income From Continuing Operations
   Before Income Taxes                     $  7,680,475     $  9,562,393      $  7,832,601     $ 4,919,685     $ 3,760,520
Income Margin on continuing  operations
before income taxes                                 5.6%             7.1%              7.8%            5.8%            6.2%
Income Taxes                               $  2,065,800     $  3,115,304      $  2,665,837     $ 1,846,600     $ 1,087,473
Income Tax Rate                                    26.9%            32.6%             34.0%           37.5%           28.9%
Income From Continuing Operations          $  5,614,675     $  6,447,089      $  5,166,764     $ 3,073,085     $ 2,673,047
Income Margin on Continuing Operations              4.1%             4.8%              5.1%            3.6%            4.4%
Loss From Discontinued Operations                    --               --      $   (297,000)             --     $  (206,000)
Cumulative Effect-
   Change of Accounting for Income Taxes             --     $    719,016                --              --              --
Net Income                                 $  5,614,675     $  7,166,105      $  4,869,764     $ 3,073,085     $ 2,467,047
Net Income Margin                                   4.1%             5.3%              4.8%            3.6%            4.1%
PER SHARE DATA:
Net Revenues From continuing Operations    $      28.22     $      27.61      $      20.78     $     17.52     $     12.54
Income From Continuing Operations                  1.15     $       1.32      $       1.07     $       .63     $       .55
Loss From Discontinued Operations          $         --     $         --      $       (.06)    $        --     $      (.04)
Net Income                                 $       1.15     $       1.47      $       1.01     $       .63     $       .51
Cash Dividends                             $       .346     $       .324      $       .301     $      .301     $      .226
Weighted Average Number of Common
   Shares Outstanding                         4,876,599        4,888,395         4,851,192       4,846,011       4,847,651

Total Assets                               $ 84,273,931     $ 77,431,812      $ 65,102,787     $54,909,802     $53,237,530
Long-Term Debt                             $ 14,050,715     $ 13,176,973      $  8,800,956     $ 9,159,316     $10,516,050
Stockholders' Equity                       $ 42,339,313     $ 39,717,582      $ 34,442,194     $31,482,159     $29,873,471
Book Value Per Share                       $       8.68     $       8.13      $       7.10     $      6.50     $      6.16
Working Capital                            $ 25,607,284     $ 22,941,184      $ 18,189,328     $16,499,832     $16,126,038
Ratio of Current Assets  to Current
   Liabilities                                     1.98             1.99               1.9             2.3             2.4
Percent of Earnings on Average
   Stockholders' Equity                            13.7%            19.3%             14.8%           10.0%            8.4%
Percent of All Dividends to Net Income             30.1%            22.1%             30.1%           47.7%           44.6%
Stock High                                           17           19 1/8            13 3/4           8 1/4           6 3/4
Stock Low                                        13 1/4           11 1/4             5 5/8           5 1/8           4 3/8
Average Annual Price to Earnings Ratio             13.2             10.3               9.6            10.5            10.8
Average Annual Dividend Yield                       2.3%             2.1%              3.1%            4.5%            4.1%

(A) The Company adopted a fiscal year ending September 30 during 1991, therefore the Five Year Summary includes data as of and for the years ended September 30, 1995, 1994, 1993 and 1992, and for the nine months ended September 30, 1991. In 1994 the Company acquired the assets of Household Rental Systems. On January 13, 1994 and August 6, 1992 the Company declared 3 for 2 common stock splits in the form of dividends payable February 22, 1994 and September 22, 1992. All share and per share information has been restated to reflect the effects of such splits in the Five Year Summary of Operations.

(B) Depreciation expense from continuing operations was $2,353,681, $2,043,761, $1,761,731, and $1,707,279 for the years ended September 30, 1995, 1994, 1993 and 1992 respectively, and $1,216,491 for the nine months ended September 30, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at September 30, 1995 was $25,607,000 an increase of 12% from the September 30, 1994 balance of $22,941,000 and an increase of 41% from the September 30, 1993 balance of $18,189,000.

The effect of foreign exchange fluctuations is primarily limited to the Canadian and Mexican operations. The Consolidated Statements of Cash Flows incorporates the effects of foreign exchange in each of the categories presented. The impact of the devaluation in Mexico during the year of $1,700,000 has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In managements' opinion, the amount of additional adjustments, if, any, would not have a material effect on consolidated shareholders' equity.

The Company's cash decreased $119,000 during the year ended September 30, 1995. Accounts receivable increased by $2,306,000 and finance contracts receivables increased by $278,000. These increases reflect the sales growth in the Consumer Goods Division, particularly in international markets. Finance Contracts Receivable increases (non-current increased by $980,383) reflect the success of this program in assisting and in supporting the Company's distribution channel in Australia, Canada, Mexico and the United States of America. This amount was reduced as stated above, due to the devaluation of the Mexican Peso during the year. Inventories increased by $1,896,000 on account of the introduction of Optima, Captiva and Empress products in the Consumer Goods Division and planned increases in finished goods to meet Consumer Goods Division demand. Unamortized trademarks of $1,557,000 represent amounts paid at the time of the Household Rental Systems acquisition which will be expended during the remainder of the term of the license agreements. Accounts payable increased by $435,000, due to the increases in amounts payable to the participants in the Consumer Goods Division distribution channel as funds are collected on finance Contracts Receivable in inventories and on account of the increase in inventories.

At September 30, 1995, $5,000,000 of the unsecured, 9.86%, seven year private placement term notes were outstanding. This debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, requires annual principal payments in November of each year of $1,666,667 through 1997.

Capital expenditures during 1995 were $4,807,000, compared to $4,070,000 in 1994. In 1995, capital expenditures in the Consumer

Goods operation were $2,712,000 and in the Manufactured Products Division $2,095,000. The largest addition during the year was the acquisition of a 210,000 square foot facility in Cleveland to relocate the production and assembly operations of the Consumer Goods Division and the Company's corporate activities. Amounts expended in this regard totaled $690,000. Capital acquisitions in the Household Rental Systems operations were $515,000 for steam cleaning and shampooing machines to increase the fleet of rental machines and begin the distribution of these machines in the USA market. New product tooling investments were $375,000 and tooling replacement costs totaled $197,000. During the year, the Company invested $228,000 in modifications and improvements to the computer hardware and software acquired in 1994. During the year the new filter cone manufacturing machine was completed at a total cost of $450,000 (of which $60,000 remains to be paid). Additions in the Manufactured Products Division include $622,000 to prepare the Bliss Manufacturing building in Newton Falls, Ohio for a new press line for additional capacity. Among the larger assets added at Bliss' stamping operations were three used 1,000 ton presses ($186,000), a turret punch press ($356,000), a plasma cutter ($113,000), and a brake press ($50,000), all of which add capacity for work received in 1995 and in anticipation of work targeted in upcoming periods. Other additions in this operation include $105,000 of building additions and improvements and $98,000 for various computer upgrading and office additions. Expenditures in the tubular products group were $86,000 for an automatic tube cutting machine, $41,000 for tooling upgrades and $68,000 for building improvements.

The Company plans to continue making improvements to its recently acquired facility and plans on spending up to $3,000,000 during the next twelve months on improvements and modifications thereto. The date of relocation from the Company's existing Cleveland production facilities will take place in the second fiscal quarter of 1996. The Company has sold the existing facility which is set to close on January 31, 1996 and provide proceeds of approximately $500,000.

The outstanding balance on the Company's line of credit was $9,704,000 at September 30, 1995, which bears interest at a half of a percent less than the prime lending rate. This facility was renegotiated in 1995 for $13,000,000 and is available through May 1997. The 1993 financing of the acquisition of Household Rental Systems was accomplished through the utilization of $5,000,000 of the line of credit. Interest expense for 1995 was primarily related to the Private Placement unsecured term notes and borrowing on the line of credit. Other interest relates to the Industrial Revenue Bonds on the Lombard property, interest on capital leases and interest paid on Distributors deposits.

Management believes the Company's long-term liquidity needs will continue to be met by cash flow from operations, its access to the line of credit, and its potential to borrow from existing debt sources.

RESULTS OF OPERATIONS
1995 COMPARED WITH 1994


Net revenues for the twelve months in 1995 were $137,595,000 as compared to $134,987,000 in 1994 while operating income decreased from $10,985,000 to $9,479,000 in 1995. The continued erosion of the Mexican economy and its effect on sales and profits from the Mexican business, operating inefficiencies at the Company's Tube Form operations and the labor disruption at the Bliss Manufacturing operation during the last quarter combined to offset the growth experienced in the Consumer Goods Division business throughout Asia, Europe and the USA. The swift devaluation of the peso in Mexico and the subsequent collapse of the Mexican consumer economy caused a rapid sales decline and necessitated the write-off of receivables and consumer financing paper. Management estimates that these events reduced revenues by over $3.0 million and operating income by over $1.5 million. In order to hedge against further currency declines, a plan to produce carpet shampoo (rental) machines in Mexico was implemented in 1995. Although the Mexican situation has stabilized, an immediate turnaround in the economy there is not expected. Additionally, the Company's Tube Form operation experienced a decline in profitability due to the erosion of its efficiency of operations and corresponding cost increases. Management estimates that these developments reduced operating income by $1,050,000 in 1995. Plans to restructure Tube Form, thereby reducing operating and overhead costs, will be finalized and implemented in early 1996.

The Company's gross margin on its entire operations were 32% as compared to 31% in 1994. Gross margins in the Consumer Goods Division were 43% (44% in 1994) and 18% in the Manufactured Products Division (unchanged from 1994). The slight decline in the Consumer Goods Division gross margin is due to the decline in the Mexican market which has historically had higher gross margins due to the fact that the Company owns the entire distribution channel, unlike the remainder of the operation. Generally, the effects of inflation on costs have not been a significant factor to the Company. For the most part, cost increases continue to follows the trend of inflation and the Company has been able and continues to be able to pass these increases through in the form of price increases without any significant effect on sales volume. In the minority of cases where there is customer resistance to raising prices due to increased costs, the Company has successfully pursued, in some cases, materials substitution to accomplish comparable gross margins.

Selling, general and administrative expenses as a percentage of revenues were 26% in 1995 as compared to 23% in 1994. Selling expenses increased over 1994 as a result of the entry into new markets and to support the launch of new programs on a global basis.

Other income consists of interest earned on cash balances and royalty income.

Costs associated with non-compete agreements arising from acquisitions were expensed during the year leaving no unamortized costs at September 30, 1995, as compared to $400,000 at September 30, 1994.

The effective tax rate for 1995 was 27% as compared to 33% for 1994. The 27% rate includes the benefit of tax loss carry forwards in Mexico due to the Company's implementation of a strategy to produce in Mexico the steam and shampooing machines previously purchased from a third party and used in existing Household Rental Systems business and to be used in the expanding USA market. It is anticipated that for 1996 the effective tax rate for the company will approach a more normalized rate of 37%.

RESULTS OF OPERATIONS
1994 COMPARED WITH 1993


Net Sales for the twelve months in 1994 were $134,987,000 as compared to $100,827,000 in 1993. The Manufactured Products Division continues to show solid growth in the Commercial and Industrial stamping operations. Consumer Goods Division revenues continue to grow through increased market penetration in existing markets, continued success in the Mexican operations and expansion abroad.

Due to the mandate of the Financial Accounting Standards Board of Standard No. 109 - Accounting for Income Taxes, the Company included a one- time gain of $719,016 in Net Income.

The Company's gross margin on its entire operations increased to 31% compared to 30% in 1993. Gross Margins in the Consumer Goods Division were 44% (40% in
1993) and 18% in the Manufactured Products Division (19% in 1993). The increase in gross margin in the Consumer Goods Division reflects the change of product mix by the addition of Household Rental Systems and the growth of the Mexican operations.

Cost increases followed the trend of inflation and the Company was able to pass these increases through in the form of price increases without any significant effect on sales volume.

Selling, general and administrative expenses as a percentage of sales from continuing operations was 23% in 1994 compared to 20% in 1993. The increase in selling costs are attributable to the growth in the Mexican operations and the addition of the Household Rental

Systems operations, both sales activities contribute the highest gross margins in the Company.

Other income includes interest earned on cash balances and royalty income.

The Company recorded $400,000 of amortization related to non-compete agreements arising from acquisitions. There remained $400,000 of unamortized amounts for these non-compete agreements at September 30, 1994.

The effective tax rate for 1994 was 33% as compared to 34% for 1993. The 33% rate includes tax refunds received. The 34% rate includes a 2.6% benefit from the application of all available foreign tax credits taken in 1993.

Item 8.     Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements included on page of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

PART III.


Item 10.    Directors and Executive Officers of Registrant

            See Item 13.


Item 11.    Executive Compensation

            See Item 13.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

            See Item 13.


Item 13.    Certain Relationships and Related Transactions

Information provided under the captions "Principal Holders of Voting Securities," "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership of Directors and Management", "Executive Compensation", and "Related Transactions" in the Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

PART IV.


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)         Documents filed as part of this Report.

            1.      Financial Statements
                    Reference is made to the Index To Financial Statements, included as page 27 of this report.

            2.      Financial Statement Schedules
                    Reference is made to the Index To Financial Statements, included as page 27 of this report.

            3.      Exhibits
                    Reference is made to the Index To Exhibits, included as page 46 of this report.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of 1995.

(c) Exhibits Reference is made to the Index To Exhibits, included as page of this report.

(d)         Financial Statement Schedules. Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HMI INDUSTRIES INC.
                                          (Registrant)

January 4, 1996                           by /s/Kevin Dow
                                             ---------------------------
                                             KEVIN DOW
                                             Vice President - Finance
                                             and Administration and
                                             Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kirk W. Foley
------------------------
KIRK W. FOLEY
Chairman, Chief Executive
Officer and Director

01/04/96
--------
Date


/s/ Robert J. Abrahams                      /s/ Donald L. Baker
----------------------                      --------------------
ROBERT J. ABRAHAMS                          DONALD L. BAKER
Director                                    Director

01/04/96                                    01/04/96
--------                                    --------
Date                                        Date


/s/ Moffat Dunlap                           /s/ Grace McCarthy
--------------------                        -------------------
MOFFAT DUNLAP                               GRACE MCCARTHY
Director                                    Director

01/04/96                                    01/04/96
--------                                    --------
Date                                        Date

/s/John S. Meany Jr.                                      /s/ Barry L. Needler
--------------------                                      ----------------------
JOHN S. MEANY, JR.                                        BARRY L. NEEDLER
Director                                                  Director

01/04/96                                                  01/04/96
--------                                                  --------
Date                                                      Date


/s/Frank Rasmussen                                        /s/ Ivan Winfield
--------------------                                      ------------------
FRANK RASMUSSEN                                           IVAN WINFIELD
Director                                                  Director

01/04/96                                                  01/04/96
--------                                                  --------
Date                                                      Date

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
Report of Independent Accountants for the years ended September
---------------------------------
30,  1995, 1994 and  1993......................................    28

Financial Statements
--------------------

   Consolidated Balance Sheets  September 30, 1995 and 1994.....   29

   Consolidated Statements of Income -  for the years ended
   September 30,  1995,1994 and 1993............................   30

   Consolidated Statements of Stockholders' Equity  for the
   years ended September 30,  1995, 1994 and 1993 ..............   31

   Consolidated Statements of Cash Flows  for the years ended
   September 30, 1995, 1994 and 1993 ...........................   32

   Notes to Consolidated Financial Statements...................   33 - 45


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements, the notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders, HMI Industries Inc.


We have audited the accompanying consolidated balance sheets of HMI Industries Inc. and its subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMI Industries Inc. and its subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As described in Notes 1 and 8 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1994.





/s/ Coopers & Lybrand L.L.P.
Cleveland, Ohio
December 15, 1995

CONSOLIDATED BALANCE SHEETS

                                                                   September  30,              September 30,
ASSETS                                                                  1995                       1994
CURRENT ASSETS:
   Cash and cash equivalents                                        $   570,759                $   690,177
   Accounts receivable (net of allowance
     $1,549,897 and $1,120,860 for doubtful accounts)                26,025,887                 23,719,891
   Finance contracts receivable                                       3,925,838                  3,647,592
   Notes receivable                                                   1,049,389                    430,461
   Inventories:
   Finished goods                                                     7,074,061                  5,985,143
   Work-in-progress, raw material and supplies                       10,407,830                  9,600,778
   Deferred income taxes                                              1,248,854                  1,125,186
   Prepaid expenses                                                   1,348,088                  1,006,686
                                                                    -----------                -----------
        Total current assets                                         51,650,706                 46,205,914
                                                                    -----------                -----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                 800,640                    814,305
   Buildings and improvements                                        10,427,581                  8,614,001
   Machinery and equipment                                           19,483,281                 17,176,306
                                                                    -----------                -----------
                                                                     30,711,502                 26,604,612
   Less accumulated depreciation                                     15,699,102                 13,387,351
                                                                    -----------                -----------
     Net property, plant and equipment                               15,012,400                 13,217,261
                                                                    -----------                -----------
OTHER ASSETS:
   Finance contracts receivable (less amounts due within one year)    2,222,525                  1,242,142
   Long-term notes receivable (less amounts due within one year)        334,123                    334,123
   Cost in excess of net assets of acquired businesses
     (net of amortization of $2,740,965 and $2,363,305)              12,985,128                 13,362,786
   Deferred income taxes                                                377,245                    507,458
   Unamortized trademarks                                             1,557,078                  2,430,498
   Other                                                                134,726                    131,630
                                                                    -----------                -----------
     Total other assets                                              17,610,825                 18,008,637
                                                                    -----------                -----------
                                                                    $84,273,931                $77,431,812
                                                                    ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                                   $ 2,204,384                $   587,060
   Trade accounts payable                                            10,940,597                 10,505,967
   Dividends payable                                                    429,716                    406,200
   Income taxes payable                                               2,768,079                  2,501,300
   Accrued expenses and other liabilities                             7,673,887                  7,239,226
   Long-term debt due within one year                                 2,026,759                  2,024,977
                                                                    -----------                -----------
     Total Current liabilities                                       26,043,422                 23,264,730
                                                                    -----------                -----------
LONG-TERM LIABILITIES:
   Long-term debt (less amounts due within one year)                 14,050,715                 13,176,973
   Deferred income taxes                                                542,741                    506,732
   Other                                                              1,297,740                    765,795
                                                                    -----------                -----------
     Total long-term liabilities                                     15,891,196                 14,449,500
                                                                    -----------                -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $5 par value; authorized, 300,000 shares;
     issued, none
   Common stock, $1, par value; authorized, 10,000,000 shares;
     issued, 5,295,556 shares                                         5,295,556                  5,295,556
   Capital in excess of par value                                     7,521,851                  7,223,367
   Retained earnings                                                 34,034,294                 30,111,101
   Cumulative translation adjustment                                 (2,663,904)                  (869,016)
                                                                    -----------                -----------
                                                                     44,187,797                 41,761,008
   Less common stock in treasury, at cost                            (1,848,484)                (2,043,426)
                                                                    -----------                -----------
     Total stockholders' equity                                      42,339,313                 39,717,582
                                                                    -----------                -----------
                                                                    $84,273,931                $77,431,812
                                                                    ===========                ===========


See notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the years ended September 30,
REVENUES:                                                      1995                 1994                1993
  Net product sales                                       $136,573,798         $133,602,990         $100,411,123
  Financing revenues                                         1,020,833            1,383,971              415,812
                                                          ------------         ------------         ------------
                                                           137,594,631          134,986,961          100,826,935
                                                          ------------         ------------         ------------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                     92,895,554           92,524,746           70,785,767
  Selling, general and administrative expenses              35,220,151           31,477,655           20,466,724
                                                          ------------         ------------         ------------
                                                           128,115,705          124,002,401           91,252,491
                                                          ------------         ------------         ------------
OPERATING INCOME                                             9,478,926           10,984,560            9,574,444
                                                          ------------         ------------         ------------
OTHER INCOME (EXPENSE):
  Interest and other income                                     53,796              314,315              169,134
  Interest expense                                          (1,452,247)          (1,336,482)          (1,156,111)
  Acquisition related costs-
  Non-compete agreement amortization                          (400,000)            (400,000)            (754,866)
                                                          ------------         ------------         ------------
                                                            (1,798,451)          (1,422,167)          (1,741,843)
                                                          ------------         ------------         ------------

Income from continuing operations
  before income taxes                                        7,680,475            9,562,393            7,832,601
                                                          ------------         ------------         ------------
PROVISION FOR INCOME TAXES:
  Current                                                    2,023,808            3,424,738            3,000,458
  Deferred expense (benefit)                                    41,992             (309,434)            (334,621)
                                                          ------------         ------------         ------------
                                                             2,065,800            3,115,304            2,665,837
                                                          ------------         ------------         ------------
INCOME FROM CONTINUING OPERATIONS                            5,614,675            6,447,089            5,166,764
Loss from discontinued operations
 net of income taxes ($.06 per share)                               --                   --             (297,000)
 Cumulative effect-change of accounting
  for income taxes (Note-1 $.15 per share)                          --              719,016                   --
                                                          ------------         ------------         ------------
NET INCOME                                                $  5,614,675         $  7,166,105         $  4,869,764
                                                          ============         ============         ============
PER SHARE OF COMMON STOCK:
  Income from continuing operations                       $       1.15         $       1.32         $       1.07
  Net income                                              $       1.15         $       1.47         $       1.01

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



                                 Common stock
                                 ------------        Capital in               Cumulative      Treasury Stock         Total
                             Issued                  Excess of   Retained     Translation  --------------------   Stockholders'
                             Shares      Amount      Par Value   Earnings     Adjustment    Shares     Amount        Equity
                             ------      ------      ----------  --------     ----------   -------  -----------   -------------
Balance at
September 30, 1992         3,530,396   $3,530,396  $7,189,627  $22,886,987     ($18,824)  299,722   ($2,106,027)  $31,482,159
Net income                                                       4,869,764                                          4,869,764
Cash dividends-
   $.452 per share                                              (1,464,738)                                        (1,464,738)
Treasury shares issued                                  5,960                              (1,500)       10,540        16,500
Foreign currency
   translation adj                                                             (461,491)                             (461,491)
                           ---------   ----------  ----------  -----------  -----------   -------   -----------   -----------
Balance at
September 30, 1993          3,530,39    3,530,396   7,195,587   26,292,013     (480,315)  298,222    (2,095,487)   34,442,194
  Net income                                                     7,166,105                                          7,166,105
   Cash dividends-
   $.324 per share                                              (1,581,857)                                        (1,581,857)
Treasury shares issued                                 27,780                             (11,200)       52,061        79,841
Stock split                1,765,160    1,765,160               (1,765,160)               149,111                          --
Foreign currency
   translation adjustment                                                      (388,701)                             (388,701)

Balance at                 ---------   ----------  ----------  -----------  -----------   ------    -----------   -----------
September 30, 1994         5,295,556    5,295,556   7,223,367   30,111,101     (869,016)  436,133    (2,043,426)   39,717,582
   Net income                                                    5,614,675                                          5,614,675
     cash dividend
     $.346 per share                                            (1,691,482)                                        (1,691,482)
Treasury shares issued                                298,484                             (41,607)      194,942       493,426
Foreign currency
   translation adjustment                                                    (1,794,888)                           (1,794,888)
                           ---------   ----------  ----------  -----------  -----------   ------    -----------   -----------
Balance at
September 30, 1995         5,295,556   $5,295,556  $7,521,851  $34,034,294  ($2,663,904)  394,526   ($1,848,484)  $42,339,313
                           =========   ==========  ==========  ===========  ===========   =======   ===========   ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the years ended September 30,
                                                               1995                1994                 1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 5,614,675         $ 7,166,105          $ 4,869,764
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                              3,768,822           3,380,062            2,139,390
  Provision for losses on receivables                          641,562             998,846              354,072
  Provision for loss on asset write down                            --                  --              450,000
  Compensation Expense                                         380,576                  --                   --
  Deferred income taxes                                        (53,923)         (1,350,425)            (532,328)
Changes in operating assets and liabilities:
  Increase in receivables                                   (5,916,069)         (4,911,232)          (6,920,018)
  Increase in inventories                                   (2,191,579)         (1,503,059)          (3,726,447)
  Decrease (increase) in prepaid expenses                     (429,965)             63,588              427,138
  Increase in trade accounts payable                         3,301,638           2,454,217            3,172,657
  Increase (decrease) in accrued expenses and other
    liabilities                                             (1,545,968)         (1,794,399)           3,657,687
  Increase (decrease) in income taxes payable                 (245,319)            721,657            1,204,968
  Other, net                                                  (186,780)            295,924             (638,231)
                                                           -----------         -----------          -----------
  Net cash provided by operating activities                  3,137,670           5,521,284            4,458,652
                                                           -----------         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business                                           --          (4,875,000)                  --
  Capital additions                                         (3,805,326)         (3,509,116)          (1,429,026)
  Proceeds from the disposition of fixed assets                     --               8,000              134,796
  Collection of notes receivable                                                   300,000
                                                           -----------         -----------          -----------
   Net cash used in investing activities                    (3,805,326)         (8,076,116)          (1,294,230)
                                                           -----------         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt transactions-
   Increase in debt                                          4,117,324           6,328,482               52,635
   Payments on debt                                         (2,012,371)         (1,832,605)          (2,084,619)
                                                           -----------         -----------          -----------
   Cash provided by (used in) debt transactions              2,104,953           4,495,877           (2,031,984)
                                                           -----------         -----------          -----------
  Equity transactions-
   Dividends paid                                           (1,669,565)         (1,541,970)          (1,464,742)
   Sale of treasury shares                                     112,850              79,841               16,500
                                                           -----------         -----------          -----------
Cash used in equity transactions                            (1,556,715)         (1,462,129)          (1,448,242)
                                                           -----------         -----------          -----------
   Cash provided by (used in) financing activities             548,238           3,033,748           (3,480,226)
                                                           -----------         -----------          -----------
   Net increase (decrease) in cash and cash equivalents       (119,418)            478,916             (315,804)
Cash and cash equivalents at
   beginning of year                                           690,177             211,261              527,065
                                                           -----------         -----------          -----------
Cash and cash equivalents at
   end of year                                             $   570,759         $   690,177          $   211,261
                                                           ===========         ===========          ===========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of HMI Industries Inc. ("the Company") and the following wholly-owned subsidiaries; Tube Form, Inc. (Tube Form), Tube-Fab Ltd. (Tube-Fab), Bliss Manufacturing Company (Bliss), Health-Mor B.V., Health-Mor International, Inc., HMI Incorporated (HMI Inc.), Health-Mor Acceptance Corporation, HMI Acceptance Corporation, Health-Mor Acceptance Pty. Ltd., Health-Mor Mexicana S.A. de C.V., HMI Personal Care Products, Home Impression Inc. And experimental Distributing Inc. All material intercompany transactions have been eliminated in the consolidated financial statements.

         CASH EQUIVALENTS

         Cash equivalents consist of short-term highly liquid negotiable instruments with a maturity within 90 days from the date of purchase.

         COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

         Cost in excess of net assets of acquired businesses are being amortized on a straight-line basis over a 40-year period. Cost in excess of net assets acquired of $881,121 which related to the acquisition of Tube Form in 1970 will not be amortized unless there is a decrease in its value.

         The Company regularly assesses the aggregate carrying value of such excess based upon the profitability and performance of the acquired businesses. If there is a diminution in value, recorded balances will be adjusted.

         INVENTORIES

         Inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) and the first-in, first out (FIFO) cost methods. Inventories on the LIFO method were 54.0% and 55.8% of inventories in 1995 and 1994, respectively. If the FIFO method had been used for all inventories, their value would have been approximately $18,496,000 and $16,758,000 at September 30, 1995 and 1994, respectively.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line and declining balance methods over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property, plant and equipment are capitalized, and maintenance and repairs are expensed. When property, plant and equipment is retired or othwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

         INCOME TAXES

         The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 was adopted on October 1, 1993 and applied prospectively from that date. Under SFAS 109, the tax consequences in the future years for differences between the financial and tax basis of assets and liabilities at year end are reflected as deferred income taxes. The impact of adopting SFAS 109 was an increase in net income of $719,016 or $.15 per share in fiscal 1994.

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest was $1,477,552,  $1,417,816, and $1,156,111 for the years ended September 30, 1995, 1994 and 1993, respectively. During 1994, the Company acquired approximately $941,000 of fixed assets which were financed through capitalized lease obligations. During 1995, the Company acquired approximately $470,000 of fixed assets which were not paid for as of September 30, 1995. Additionally, approximately $754,000 of accounts receivable were converted to notes receivable.

         INCOME PER SHARE

         On January 13, 1994, the Board of Directors declared a 3 for 2 common stock split in the form of dividends payable on February 22, 1994. All share and per share information has been restated to reflect the effect of such split.

         Income per share of common stock is based upon the weighted-average number of common shares and common share equivalents outstanding. The weighted-average number of common shares and common share equivalents outstanding during 1995, 1994 and 1993 was 4,876,599, 4,888,395 and
         4,851,192 respectively.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

2.       DISCONTINUED OPERATIONS

         On January 26, 1989 the Company adopted a formal plan to discontinue the operations of HMI Credit, a wholly-owned subsidiary, and to dispose of all related assets. During the fiscal period ended September 30, 1991, all records were transferred to storage and the building in Lombard, Illinois was closed. During the year ended September 30, 1993, the real estate market in the greater Chicago area required that management review the carrying value of the property. A write down of $450,000 ($297,000 net of tax) was recorded and is reflected as a loss from discontinued operations. During the fiscal year 1994 and continuing throughout 1995, the property was leased to a third party, with an option to purchase at any time during the ten year lease term. The tenant is responsisble for all operating expenses related to the property and the lease payments equal the debt service for the variable rate industrial revenue development bonds originally issued to finance the property. The minimum lease payments under the terms of the agreement approximate $144,000 per year for the next five years. The related bonds are payable in equal monthly installments of $12,000, including interest at 5.4% with the final installment due May 1, 2004.

         The land and building have been reclassified to fixed assets and the debt obligation has been included in its respective long-term categories in the accompanying financial statements.

3.       NOTES RECEIVABLE

         Long-term notes receivable consist of the following:

                                                   1995                                  1994
                                                   ----                                  ----
       Related parties (Note 13)               $  629,710                              $611,480
       Other                                      753,802                               153,104
                                               ----------                              --------
                                                1,383,512                               764,584
       Less amounts due within
       one year                                 1,049,389                               430,461
                                               ----------                              --------
                                               $  334,123                              $334,123
                                               ==========                              ========

4.       ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                   1995                              1994
                                                   ----                              ----
       Accrued compensation                     $2,499,538                        $3,050,643
       Accrued taxes                               780,098                           432,504
       Accrued interest                            212,197                           237,322
       Pension and profit sharing                  826,775                         1,481,963
       Employees savings accounts
         generally bearing
         interest at 7%                            130,731                           131,873
       Other                                     3,224,548                         1,904,921
                                                ----------                        ----------
                                                $7,673,887                        $7,239,226
                                                ==========                        ==========

5.       LINE OF CREDIT

         The Company has a $13,000,000 line of credit with a bank at prime less 1% (7.75% at September 30, 1995) of which $9,704,384 was outstanding at September 30, 1995. The commitment is available through May, 1997, and $7,500,000 of the outstanding amount has been classified as long-term debt as of September 30, 1995. Commitment fees for unused amounts on the line of credit are insignificant.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                            1995                              1994
                                                            ----                              ----
        Seven year, 9.86% promissory
         notes, interest payable semi-annually
         and principal payments
         commencing November,
         1992 through 1997                              $ 5,000,000                         $ 6,666,666

        Distributor deposits bearing
         interest of (5.12% to 7.0%) at
         September 30, 1995
         payable 180 days after
         termination of distributor
         agreement                                        1,530,126                           1,142,229

        Capitalized lease obligations
         bearing interest at 3.74% to 8.0%
         due in monthly installments
         of $26,346 (including interest)
         through July, 1999                                 976,600                           1,237,626

        Bank line of credit-Note 5                        7,500,000                           5,000,000

        Industrial Revenue Development
         Bonds bearing interest of
         5.4%, due in monthly
         installments of $12,000,
         through May, 2004                                1,070,748                           1,155,429
                                                        -----------                         -----------
                                                         16,077,474                          15,201,950
        Less amounts due within
         one year                                         2,026,759                           2,024,977
                                                        -----------                         -----------
                                                        $14,050,715                         $13,176,973
                                                        ===========                         ===========

         The principal amount of long-term debt payable in the five years ending September 30, 1996 through 2000 is $2,026,759, $9,551,571,
         $2,050,778, $279,942 and $120,172, The weighted average interest rate on short term borrowing at September 30, 1995 and 1994 was 8.41% and 9.13%, respectively. The Company believes the Bank line of credit will be renewed upon its expiration in May, 1997. The seven year promissory notes and the Bank line of credit contain various covenants pertaining to maintenance of certain financial ratios. In addition, dividend payments can not exceed 50% of the cumulative net income since 1990 over a base amount established by the promissory note agreements.

7.       LONG-TERM COMPENSATION PLAN

         The Company adopted the Helath-Mor Inc. 1992 Omnibus Long-Term Compensation Plan ("Plan") in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock and/or performance shares to key employees of the Company and its Subsidiaries and stock options for the non employee directors of the Company. Options granted under the plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. The option price may not be less than the fair market value at the date of the grant. Additional information regarding shares subject to option is as follows:

                                SHARES SUBJECT            AVERAGE OPTION
                                  TO OPTION               PRICE PER SHARE
                                --------------            ---------------
    Outstanding
    September 30, 1992              199,125                    $ 7.40
       Granted                       74,625                      7.87
       Exercised                     (2,250)                     7.33
                                    -------
    September 30, 1993              271,500                      7.53
       Granted                       54,000                     13.08
       Exercised                    (11,200)                     7.44
                                    -------
    September 30, 1994              314,300                      8.49
       Granted                       94,000                     16.18
       Exercised                    (13,594)                     7.35
       Cancelled                    (13,031)                     7.54
                                    -------
    SEPTEMBER 30, 1995              381,675                     10.46
                                    =======

         At September 30, 1995, 225,000 shares were reserved for the plan. The Company does not expect to adopt the recognition provisions of the recently issued SFAS No. 123 "Accounting for Stock-Based Compensation". Disclosures required by new accounting standard will be included in future financial statements pursuant to the effective date criteria.

8.       INCOME TAXES

         The provision for income taxes relating to continuing operations consists of the following:

                                 1995               1994                1993
                                 ----               ----                ----
    Current:
    Federal                   $1,844,078          $3,017,619         $2,634,747
    State and local              154,730             357,119            345,711
    Foreign                       25,000              50,000             20,000
                              ----------          ----------         ----------
                               2,023,808           3,424,738          3,000,458
    Deferred expense
      (benefit)                   41,992            (309,434)          (334,621)
                              ----------          ----------         ----------
                              $2,065,800          $3,115,304         $2,665,837
                              ==========          ==========         ==========

         A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                         1995                         1994                       1993
                                         ----                         ----                       ----
Tax at Federal
    statutory rate
    of 34%                            $2,611,793                   $3,251,214                 $2,663,084
Increases
    (reductions)
    in taxes
    resulting from:
State income
    taxes, net
    of related
    Federal
    income tax
    benefit                              102,122                      235,699                    228,169
Foreign Sales
    Corporation
    earnings                            (548,500)                    (208,000)                  (234,000)
Amortization
    of cost in
    excess of net
    assets of
    acquired
    businesses                           128,404                      128,404                    128,404
Reversal of
    valuation allowance
    on net operating loss               (496,537)                          --                         --
Foreign income
    taxes, net                            25,000                      (33,906)                    87,823
Foreign tax
    credits utilized                          --                           --                   (200,000)
Other--net                               243,518                     (258,107)                    (7,643)
                                      ----------                   ----------                 ----------
                                      $2,065,800                   $3,115,304                 $2,665,837
                                      ==========                   ==========                 ==========

         Effective October, 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new requirements resulted in a "cumulative adjustment from a change in accounting principle" of $719,016, representing reversal of amounts previously expensed. The statement was applied prospectively, and prior year financial statements have not been restated.

         The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                                  1994                                       1995
                                                              -----------                                 ----------
             Gross deferred tax assets:
               Operating loss carryforward                    $   496,537                                         --
               Receivable and inventory reserves                  408,830                                 $  493,270
               Accrued compensation                               107,236                                    396,218
               Benefits insurance reserves                        115,290                                    119,350
               Lombard property reserves                          302,400                                    308,000
               State franchise taxes                               60,480                                    116,348
               Other                                              131,209                                    195,263
                                                               ----------                                 ----------
                                                                1,621,982                                  1,628,449
                                                               ----------                                 ----------

             Gross deferred tax liabilities:
               Deferred DISC income                                91,954                                    125,499
               Depreciation                                       477,327                                    408,257
                                                               ----------                                 ----------
                                                                  569,281                                    533,756
                                                               ----------                                 ----------
               Net deferred tax asset                          $1,052,701                                 $1,094,693
                                                               ==========                                 ==========

         The most significant impact of this pronouncement was the consideration of the need to provide a valuation allowance for the Company's deferred tax asset. The Company has determined that it should fully reserve against this potential tax asset to the extent it represents excess available tax net operating loss carryforwards for certain foreign subsidiaries and divisions. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense. The Mexican NOL was recognized as an asset in 1995 due to revised operating plans contractually guaranteed for that unit. Object to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 1995, 1994 and 1993 were $1,622,986,
         $3,543,281 and $1,923,295, respectively.  In October, 1993, the
         Company agreed to modifications in its federal income tax returns filed for the years 1988 to 1990 resulting from an Internal Revenue Service audit. The proposed adjustments included a foreign tax credit carryforward of approximately $200,000 ($.06 per share) which was utilized for the year ended September 30, 1993.

         Foreign net operating loss carryforwards (including Mexico) approximately $2,627,000 for tax are available to offset future taxable income. The carryforwards will expire in 2003 through 2010. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9.       PROFIT SHARING AND PENSION PLANS

         Bliss and Tube Form have defined contribution plans which cover substantially all employees. The Bliss plan contribution is at management's discretion and is allocated based on a percentage of each employee's wages. The Tube Form plan requires an annual contribution of a specified percentage of each employees wage, with a minimum contribution of $660 per employee. The Company and Tube-Fab have qualified profit sharing plans which cover substantially all employees. The overall contribution to the Company's plan and the allocation method is at the discretion of the Board of Directors.
         The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. The required annual contribution to the Tube-Fab plan is based upon a percentage of net income after certain adjustments. The allocation to the participants is based upon a formula established in the plan. Profit sharing and pension plan expense for all plans for the years ended September 30, 1995, 1994 and 1993 was $1,042,741, $1,547,125 and $1,304,650,
         respectively.

10.      COMMITMENTS AND CONTINGENCIES
         GUARANTEES AND LEASES

         The Company has guaranteed certain surety bonds totalling $1,260,000 executed by distributors. The Company is obligated under certain operating leases for facilities which expire on various dates through 1995. The minimum annual lease payments under these agreements including renewal options, if exercised, are $97,284, $82,936, $82,936 and $58,746 for the years ending September 30, 1996, 1997, 1998 and 1999, respectively. Rental expense for all leases and other short-term needs was $756,000, $919,000 and $562,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

         LITIGATION

         Various claims arising in the ordinary course of business are pending against the Company. In the opinion of management none of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

         EXECUTIVE COMPENSATION AGREEMENT

         During 1994, the Company negotiated a five year Compensation Agreement with the Chief Executive Officer, Kirk W. Foley which was ratified at the 1995 Annual shareholders' Meeting. The Agreement combines salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley and emphasize the Company's objectives of maintaining a stable, long-term organization, increasing shareholder liquidity, expanding the Company's equity base and focusing efforts on increasing the return on capital employed.

11.      BUSINESS SEGMENTS

                                                          For the years ended September 30,
                                                   1995                 1994                  1993
                                                   ----                 ----                  ----
         Net Revenues
           Consumer
           Goods Division                      $ 69,480,065          $ 68,259,662          $ 49,692,415
           Manufactured
           Products Division                     68,114,566            66,727,299            51,134,520
                                               ------------          ------------          ------------
                                               $137,594,631          $134,986,961          $100,826,935
                                               ============          ============          ============
         Operating Income
           Consumer
           Goods Division                      $  3,612,321          $  4,364,873          $  3,786,095
           Manufactured
           Products Division                      5,866,605             6,619,687             5,788,349
                                               ------------          ------------          ------------
                                               $  9,478,926          $ 10,984,560          $  9,574,444
                                               ============          ============          ============
         Depreciation:
           Consumer
           Goods Division                      $  1,166,171          $    937,874          $    801,382
           Manufactured
           Products Division                      1,187,510             1,105,887               960,359
                                               ------------          ------------          ------------
                                               $  2,353,681          $  2,043,761          $  1,761,741
                                               ============          ============          ============
         Assets:
           Consumer
           Goods Division                      $ 53,947,318          $ 46,591,028          $ 35,762,931
           Manufactured
           Products Division                     30,326,613            30,840,784            29,339,831
                                               ------------          ------------          ------------
                                               $ 84,273,931          $ 77,431,812          $ 65,102,762
                                               ============          ============          ============
         Capital Expenditures:
           Consumer
           Goods Division                      $  2,712,382          $  2,180,386          $    728,999
           Manufactured
           Products Division                      2,094,979             1,328,730             1,146,019
                                               ------------          ------------          ------------
                                               $  4,807,361          $  3,509,116          $  1,875,018
                                               ============          ============          ============
         Export Sales and Royalties:
           All Foreign
           Countries                           $ 30,014,691          $ 21,886,491          $ 19,001,555
                                               ============          ============          ============
         Operating Income:
           North American                      $  7,918,439          $  9,660,250          $  8,229,356
           Foreign                                1,560,487             1,324,310             1,345,088
                                               ------------          ------------          ------------
                                               $  9,478,926          $ 10,984,560          $  9,574,444
                                               ============          ============          ============

         Assets and liabilities are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareholders' equity. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments, which is not contemplated at this time. Exchange gains and losses from transactions in a currency other than the local currency of the entity involved are included in income. Net transaction and translation adjustments are not significant.

         Canadian and Mexican sales are not considered export sales. The Company's major foreign operations are located in Canada and Mexico. Business activities are conducted principally in local currency. Identifiable assets of Canadian and Mexican operations were $14,319,414 and $15,937,169 at September 30, 1995 and 1994,
         respectively. Identifiable revenues of Canadian and Mexican operations for the years ended September 30, 1995, 1994 and 1993 were $18,687,652, $21,618,946 and $11,746,724, respectively. Sales by the
         Manufactured Products segment to two customers were approximately 19% and 25% of the Company's total sales in 1995 and 1994, respectively. Sales to one customer in the Consumer Goods segment represent 12% and 8% of the Company's total sales in 1995 and 1994 respectively. At September 30, 1995 and 1994, the Company's receivables from companies in the automotive industry were approximately 9% and 23%, respectively, of the consolidated receivables.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              1995
                                                              ----
                                  DEC. 31         MARCH 31        JUNE 30         SEPT. 30
                                  -----------     -----------     -----------     -----------
Net revenues                      $32,414,130     $37,155,141     $34,240,866     $33,784,494
Gross profit as previously
  reported                        $10,559,040     $12,232,669     $12,708,767     $ 8,178,108
Adjustments of cost of
  goods sold                         (178,629)       (339,243)     (1,256,538)      1,774,410
                                  -----------     -----------     -----------     -----------
Restated gross profit             $10,380,411     $11,893,426     $11,452,229     $ 9,952,518
                                  ===========     ===========     ===========     ===========

Net income as previously
  reported                        $ 1,827,051     $ 1,841,926     $ 1,609,480     $   336,218
Adjustments to net income            (116,109)       (220,508)       (816,750)      1,153,367
                                  -----------     -----------     -----------     -----------
Restated net income               $ 1,710,942     $ 1,621,418     $   792,730     $ 1,489,585
                                  ===========     ===========     ===========     ===========
Per share of common stock:
Net income as previously
  reported                        $      0.37     $      0.37     $      0.32     $      0.10
Adjustments to net
  income                                -0.02           -0.04           -0.16            0.22
                                  -----------     -----------     -----------     -----------
Restated net income               $      0.35     $      0.33     $      0.16     $      0.32
                                  ===========     ===========     ===========     ===========

         The first three quarters of 1995 have been restated as shown above. Inventory analysis revealed that costs in the Tubular operations were understated for some items previously sold under contract and erroneous accounting entries relating to inventory errors from the Consumer Goods business unit. These errors occurred during fiscal 1995 and have been resolved.

                                                                    1994
                                                                    ----

                                       Dec. 31            March 31         June 30          Sept. 30
                                     -----------        -----------      -----------       -----------
  Net revenues                       $28,898,029        $33,800,893      $37,213,509       $35,074,530
  Gross profit                       $ 9,474,845        $11,128,768      $11,707,919       $10,150,683
  Income from continuing
     operations                      $ 1,389,298        $ 1,521,733      $ 1,701,136       $ 1,834,922
  Cumulative effect
     of change in
     accounting for
     income taxes                    $   719,016                 --               --                --
  Net income                         $ 2,108,314        $ 1,521,733      $ 1,701,136       $ 1,834,922
  Per share of
    common stock:
     Income from continuing
     operations                      $      0.29        $       .31      $       .35       $       .37
   Cumulative effect
     of change in
     accounting for
     income taxes                    $       .15        $        --      $        --       $        --
   Net income                        $       .44        $       .31      $       .35       $       .37

13.   RELATED PARTY TRANSACTIONS

On October 15, 1991, the Company purchased for $139,000 certain computer equipment, computer software, and other assets from JCL Medical Systems Ltd.
(JCL) based on independent appraisals. These assets are used in management of the Company's databases for Warranty Registration, Mail Order Programs and Distributor/Dealer Performance activities. At that time JCL was owned by two directors of the Company. At the same time, the Company entered into a four year agreement with JCL to provide computer program and supervision services, all of which relate to the maintenance and processing of the aforementioned databases for $168,000. These services were previously paid for on a monthly basis as incurred.

The Company pays Fairway Inc., a corporation controlled by a director of the Company, an annual consulting fee of $100,000 for assisting in obtaining professional advice on Company matters. In 1989, the Company advanced $203,401 to three companies which were controlled by two directors of the Company. In accordance with the terms of the agreement of these advances, collectibility is assured by these directors or corporations they control. The advance bears interest a Canadian prime plus one and one-half percent (9.5% at September 30, 1995). The balance of $295,587 is reflected in current assets as a note receivable at September 30, 1995.

In 1988, the Company loaned Amherst Tanti U.S. Inc., a corporation owned by an officer of the Company, $334,123, which is reflected in other assets as long-term note receivable at September 30, 1995. This note shall be forgiven in the future if the net income of the Company reaches certain specified levels.

14.   MAJOR VENDOR

In 1991, the Company entered into an agreement that provided for the potential acquisition of Holland Electro B.V. of Rotterdam, the Netherlands, contingent upon attaining certain earnings targets in the two year period ended
September 30, 1992. These earnings targets were not reached and accordingly, no consideration was paid. The Company has the ability, at its sole discretion, to effect the acquisition of Holland Electro B.V., in the future for no consideration. The Company has also entered into various agreements with Holland Electro B.V. to provide for the supply of certain floor care products for the Company's non-direct marketing channel. The agreements include the purchase of machinery and equipment, tooling, intellectual property and patents, licensing and distribution arrangements, warehousing and technical support. Holland Electro B.V. will supply Elektra Pure to the Company for North American distribution, and additional products to other world markets utilizing the tooling and intellectual property purchased by the company. The total consideration paid by the Company for these assets was $503,000. In addition, the licensing and distribution agreements require Holland Electro
B.V. to pay the Company one Netherlands Guilder for each unit manufactured and the Company is obligated to pay Holland Electro B.V. $2.50 for each Holland Electro B.V. product sold by the Company. Net royalty revenue accrued by the Company was $22,000 in 1995, $25,000 in 1994 and $36,000 in 1993. The Company
has paid in advance for inventory to be acquired from Holland Electro B.V. The advances, royalties and other receivables total $1,607,000 at September 30, 1995. During 1995 and 1994, the Company purchased $348,000 and $78,000 respectively, of product from Holland Electro B.V.

During 1992, the Company completed the purchase of certain electric motor production equipment from Holland Electro B.V. for $406,000. The Company continues to negotiate the sale of these assets to a third party.

The Company is contingently liable under a Conditional Purchase Agreement to Holland Electro B.V.'s bank in the amount of $1,200,000. If the contingent liability were called upon by the bank, the Company would take possession of finished goods and work in progress inventories and sell them into existing markets. In addition to the ongoing supply of the aforementioned products, the Holland Electro B.V. Rotterdam facility performs the services of a distribution center for the Company's European market. In addition to warehousing, the center manages the handling and documentation associated with all incoming and outbound shipments. Other activities include assistance with European regulatory approvals and providing office space and communication facilities for the Company's management. For these services, the Company has contracted with Holland Electro B.V. to pay approximately $33,000 monthly.

15.   ACQUISITION

On December 1, 1993, the Company purchased all of the assets of the Household Rental System Division of Reckitt & Colman Canada, Inc. for $4,875,000 utilizing internal cash and the Company's line of credit facility. In addition, a contingent Earn Out of $1,650,000 may be paid over a ten year period dependent upon business expansion and revenue generation. Household Rental Systems rents carpet cleaning machines and sells products to homeowners primarily through retail stores in Canada. The Agreement includes a license right for various time periods in Canada and the U.S. to the Easy-Off brand names in carpet care applications, which is owned by Reckitt & Colman (Overseas) Ltd. The amounts assigned to these agreements are being amortized over the life of the agreements. The accumulated amortization for these agreements as of September 30, 1995 and 1994 was $1,932,017 and $963,546, repectively.

INDEX TO EXHIBITS


                                                                       Location
                                                        ------------------------------------------------
 Exhibit                                                   Page in                      Incorporated by
  Number               Exhibit Title                       This Report                   Reference From
----------            ---------------                   ------------------              ----------------
   3.1                Certificate of                    Pages 47 - 54
                      Incorporation

   3.2                Bylaws                            Pages 55 - 68

   10                 Material                                                          Proxy Statement
                      Contracts                                                         Annual Meeting
                                                                                        of Stockholders
                                                                                        January 19, 1995
                                                                                        Exhibit B
   11                 Statement re:                     Note 1 on Page
                       Computation of                    34 of the
                       per share                         Financial
                       earnings                          Statements

   21                 Subsidiaries of                   Page 4
                       Registrant

   27                 Financial Data Schedule
