Form 10-Q/A
period 1994-12-31
HMI INDUSTRIES INC
filed 1996-01-12
CIK 46445

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1994
                                 -----------------------------------------------
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission file number
                      ----------------------------------------------------------

                               HMI Industries Inc.
         -----------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                           36-1202810
-------------------------------                      ---------------------------
   (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or                                 Identification Number)
     organization)

                    3500 Payne Avenue, Cleveland, Ohio 44114
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (216)   432-1990
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                   changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock - $1 Par Value           5,295,556 Shares
           Outstanding as of February 10, 1995

                            HMI INDUSTRIES INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   DECEMBER 31, 1994  AND SEPTEMBER  30, 1994
                            (UNAUDITED)

                                                  Assets              December 31                                September 30
                                                  ------                     1994                                        1994
Current Assets:                                                       -----------                                ------------
 Cash and cash equivalents                                            $   429,590                                $    690,177
 Trade accounts receivable, net                                        23,580,050                                  23,719,891
 Finance contracts receivable                                           3,374,283                                   3,647,592
 Notes receivable                                                         430,461                                     430,461
 Inventories                                                           17,475,901                                  15,585,921
 Deferred income taxes                                                  1,125,186                                   1,125,186
 Prepaid expenses                                                         721,378                                   1,006,689
                                                                      -----------                                ------------
   Total current assets                                                47,136,849                                  46,205,917
                                                                      -----------                                ------------
Property, Plant and Equipment, Net                                     13,065,877                                  13,217,261
                                                                      -----------                                ------------
Other Assets:
 Long-term notes receivable                                               334,123                                     334,123
 Cost in excess of net assets acquired                                 13,268,371                                  13,362,786
 Deferred income taxes                                                    507,458                                     507,458
 Unamortized  trade marks                                               2,171,567                                   2,430,498
 Finance contracts receivable                                           1,415,080                                   1,242,142
 Other                                                                    127,045                                     131,627
                                                                      -----------                                ------------
   Total other assets                                                  17,823,644                                  18,008,634
                                                                      -----------                                ------------
Total Assets                                                          $78,026,370                                    77431812
                                                                      ===========                                ============
                               Liabilities and Stockholders' Equity
                               ------------------------------------
Current Liabilities:
 Line of credit                                                       $ 6,678,157                                $    587,060
 Trade accounts and dividends payable                                   9,771,812                                  10,912,167
 Accrued expenses and other liabilities                                 5,049,985                                   7,239,226
 Income taxes payable                                                   1,781,506                                   2,501,300
 Long-term debt due within one year                                     2,014,438                                   2,024,977
                                                                      -----------                                ------------
   Total current liabilities                                           25,295,898                                  23,264,730
                                                                      -----------                                ------------
Long-Term Liabilities
 Long-term debt less current portion                                   12,357,032                                  13,942,768
 Deferred income taxes                                                    506,732                                     506,732
                                                                      -----------                                ------------
   Long-term liabilities                                               12,863,764                                  14,449,500
                                                                      -----------                                ------------
Stockholders' Equity
 Common stock, $1 par value; authorized
 10,000,000 shares; issued, 5,295,556 shares                            5,295,556                                   5,295,556
 Capital in excess of par value                                         7,238,268                                   7,223,367
 Retained earnings                                                     31,415,843                                  30,111,101
 Cumulative translation adjustment                                     (2,066,282)                                   (869,016)
                                                                      -----------                                ------------
                                                                       41,883,385                                  41,761,008
 Less treasury stock 424,295 shares, at cost                            2,016,677                                   2,043,426
                                                                      -----------                                ------------
                                                                       39,866,708                                  39,717,582
                                                                      -----------                                ------------
Total Liabilities & Stockholders' Equity                              $78,026,370                                $ 77,431,812
                                                                      ===========                                ============

 See accompanying notes to consolidated condensed financial statements

                                  HMI INDUSTRIES INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER  31, 1994 and 1993
                                  (UNAUDITED)

                                                                              Three Months Ended December 31,
                                                                            1994                           1993
                                                                        ------------                  ------------
Income:
Net sales                                                               $ 32,068,094                  $ 28,611,425
Financing Revenue                                                            346,036                       253,778
                                                                        ------------                  ------------
                                                                          32,414,130                    28,865,203
Operating Costs and Expenses:
  Cost of products sold                                                   21,687,683                    19,886,253
  Financing related expenses                                                 280,104                       119,714
  Selling, general and administrative expenses                             7,367,907                     6,119,841
                                                                        ------------                  ------------
                                                                          29,335,694                    26,125,808
                                                                        ------------                  ------------
Operating Income                                                           3,078,436                     2,739,395

Other Income (Expense)
  Interest and other income                                                   20,186                             0
  Interest expense                                                          (341,332)                     (302,237)
  Trademark amortization                                                    (289,063)                      (96,354)
  Acquisition related costs                                                 (100,000)                     (100,000)
                                                                        ------------                  ------------
                                                                            (710,209)                     (498,591)
                                                                        ------------                  ------------
Income Before Income Taxes                                                 2,368,227                     2,240,804

Provision for Income Taxes                                                   657,285                       851,506
                                                                        ------------                  ------------
Net Income Before Cumulative Effect
of Change in Accounting Principle
for Income Taxes                                                           1,710,942                     1,389,298

Cumulative Effect of Change in
Accounting Principle for Income Taxes                                              0                       719,016
                                                                        ------------                  ------------
Net Income                                                              $  1,710,942                  $  2,108,314
                                                                        ============                  ============

Weighted Average Number of Shares
  Outstanding                                                              4,978,529                     4,870,737
                                                                        ============                  ============

Earnings Per Common Share:
  Net Income Before Cumulative Effect
  of Change in Accounting Principle
  for Income Taxes                                                      $       0.34                  $       0.29

  Cumulative Effect of Change in
  Accounting Principle for Income Taxes                                 $       0.00                  $       0.15
                                                                        ------------                  ------------
  Net income                                                            $       0.34                  $       0.44
                                                                        ============                  ============

Cash Dividends Per Common Share                                         $      0.081                  $      0.075
                                                                        ============                  ============

 See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 and 1993

                                                                                              1994                          1993
                                                                                           -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                $ 1,710,942                  $ 2,108,314
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                              926,680                      485,005
    Provision for losses on receivables                                                        248,481                      131,736
    Amortization of deferred non-compete
    agreements                                                                                 100,000                       98,036
    Deferred income taxes                                                                            0                   (1,006,695)
    Changes in operating assets and
    liabilities net of acquisitions:
    Increase in receivables                                                                     (8,269)                    (764,538)
    Increase in inventories                                                                 (1,889,980)                    (739,302)
    Increase in prepaid expenses                                                               185,311                        9,464
    Increase in accounts payable                                                            (1,140,355)                     318,607
    Decrease in accrued expenses
      and other liabilities                                                                 (2,189,241)                  (1,518,341)
    Increase in income taxes payable                                                          (719,794)                      95,589
    Other, net                                                                                   4,582                       46,083
                                                                                           -----------                  -----------
  Net cash provided by operating activities                                                 (2,771,643)                    (736,042)
                                                                                           -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                                        (421,950)                    (259,427)
 Acquisition of businesses                                                                           0                   (4,875,000)
                                                                                           -----------                  -----------
  Net cash used in investing activities                                                       (421,950)                  (5,134,427)
                                                                                           -----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt transactions:
    Proceeds from line of credit                                                             6,091,097                    8,526,852
    Payment of long term debt                                                               (1,596,275)                  (1,671,307)
                                                                                           -----------                  -----------
    Cash provided by debt transactions                                                       4,494,822                    6,855,545
                                                                                           -----------                  -----------
 Equity transactions:
    Dividends paid                                                                            (406,200)                    (366,482)
    Sale of treasury shares                                                                     41,650                       15,000
                                                                                           -----------                  -----------
    Cash used in equity transactions                                                          (364,550)                    (351,482)
                                                                                           -----------                  -----------
  Net cash provided by financing activities                                                  4,130,272                    6,504,063
                                                                                           -----------                  -----------
Effect of exchange rate changes on cash                                                     (1,197,266)                    (526,956)
                                                                                           -----------                  -----------
 Net increase in cash and cash equivalents                                                    (260,587)                     106,638

Cash and cash equivalents, beginning of period                                                 690,177                      211,261
                                                                                           -----------                  -----------
Cash and cash equivalents, end of period                                                   $   429,590                  $   317,899
                                                                                           ===========                  ===========

 See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 31, 1994

(1) Certain prior year amounts have been reclassified to conform to the 1995 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of December 31, 1994 and September 30, 1994, the results of operations and cash flows for the three months ended December 31, 1994 and 1993. Independent public accountants have not examined these statements.

         These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

(3) The Company is contingently liable under a Conditional Purchase Agreement to a Netherlands bank in the amount of $1,175,000. If the contingent liability were called upon by the bank, the Company would take possession of certain finished goods and work in process inventories and sell them into existing markets.

(4) Inventories at December 31, 1994 and September 30, 1994 consist of the following:

                                                    (unaudited)
                                                    December 31      September 30
                                                    -----------      ------------
        Finished Goods                              $ 6,164,452      $  5,985,143
        Work in process, raw materials
               and supplies                          11,311,449         9,600,778
                                                    -----------      ------------
                                                    $17,475,901      $ 15,585,921
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

(6) Inventory analysis revealed that costs in the Tubular operations were understated by some items previously sold under contract and due to erroneous accounting entries. Accordingly, cost of goods sold as reported of $21,509,054 has been restated to reflect these items. These adjustments totaled $178,629 for the first quarter resulting in cost of goods sold for the quarter of $21,687,683.

HMI INDUSTRIES INC
MANAGEMENTS' DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES -
     MATERIAL CHANGES IN FINANCIAL POSITION

The working capital balance at December 31, 1994 was $21,841,000 a decrease of 5% from the September 30, 1994 balance of $22,941,000.

The effect of foreign exchange is primarily limited to the Canadian and Mexican operations. The Consolidated Statements of Cash Flows incorporates the effects of foreign exchange in each of the categories presented. The impact of the devaluation in Mexico in late December, 1994 in the amount of $1,180,000 has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar has continued to fluctuate since December 31, 1994. In managements' opinion, the amount of additional adjustments, if any, would not have a material effect on consolidated shareholders' equity.

The Company's cash decreased by $261,000 for the three months ended December 31, 1994. Trade receivables decreased by $140,000, inventories increased by $1,890,000 and trade payables decreased by $1,140,000. The decrease in cash is primarily due to the annual December contributions for the Company sponsored bonus and profit sharing plans. Inventories have increased primarily as a result of a build up for the scheduled shipments for the quarter commencing January 1, 1995, especially in the Manufactured Products Division where inventories were up approximately $1,150,000. In December, due to the strong level of orders for their products, these operations did not observe the traditional shut down periods during the holidays. The Mexican Consumer Goods operation is still displaying strong growth, although the previously mentioned devaluation adjustment offset the growth in finance contracts receivable by $943,000. The Company acquired all of the assets of the HRS Division of Reckitt & Colman Canada, Inc. in December, 1993 for $4,875,000.The acquisition was financed by the Company's line of credit. The purchase price included $3,375,000 which was assigned to certain license agreements related to use of trade marks in the US and Canada. The amount is being amortized over 18 months to 4 years. Unamortized balances are reflected in the accompanying balance sheets. The acquisition agreement also provides for a contingent Earn Out of $1,875,000 to be paid out over a 10 year period dependent upon business expansion and revenue generation.

At December 31, 1994, $5,000,000 of the unsecured, 9.86%, seven year private placement notes were outstanding. This debt was obtained in 1990 to finance the acquisition of Bliss Manufacturing Company. A portion of the Company's line of credit ($5,000,000) has been classified as long term based on the agreement with the bank dated July 1994.

Capital expenditures during the three months ended December 31, 1994 were $422,000 as compared to $259,000 in the previous year. Outlays in the Consumer Goods Division include $49,000 for tooling additions and improvements, $39,000 for computer software and $77,000 for new steam cleaning equipment for the HRS operations. Future capital expenditure commitments include $250,000 for the 1995 completion of a new filter cone manufacturing machine. Additions in the Manufactured Products Division include $30,000 for tubular fabrication machinery and equipment and $137,000 for machinery and equipment, $50,000 for building improvements and $38,000 for vehicles and office equipment for the industrial and commercial stamping operations. The machinery and equipment additions at Bliss Manufacturing Co. were added to meet specific customer demands, increase both capacity and efficiencies and enable Bliss to meet increased demand overall.

The outstanding balance on the Company's line of credit was $11,678,000 at December 31, 1994. The increase in the amount outstanding is principally due to the previously mentioned payment of bonus and profit sharing plan contributions, inventory increases and accounts payable reductions.

Management believes the Company's long term liquidity needs will continue to be met by cash flow from operations, its access to the line of credit and its potential to borrow from existing debt sources.

RESULTS OF CONTINUING OPERATIONS:

Net Sales - Net product sales increased from $28,611,000 for the three months ended December 31, 1993 to $32,068,000 for the current quarter, an improvement of 12%. Sales increases in the Consumer Products and Manufactured Products Division for the current quarter compared to the 1993 quarter were 7% and 13%, respectively. The existing Consumer Goods Division's markets continue to grow and the additional HRS sales contribute to this increase. A new filtration product introduced at the annual meeting in January, 1995 was enthusiastically received and will allow the Company access to new markets of allergy and dust sensitive household members. Sales in the Commercial and Industrial Stamping operations continue to increase due to increased capacity through the addition of specific equipment and as a result of the operation's ability to accommodate customer requirements on short-term notice.

Gross Profit - Gross profit for the quarter ended December 31, 1994 was $10,380,000 or 32.4% as compared to $8,725,000 or 30.5% in the 1993 period. The improvement of the Mexican operation and the addition of the HRS operations have contributed to improved gross margins in the Consumer Goods Division. The gross margins in the manufactured Products Division have improved by 1.9% primarily as a result of the increased productivity at the Commercial and Industrial Stamping operations. The Company remains committed to utilizing available capacity in the Tubular Products Group and thereby increase sales and return on assets.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of sales were 23.6% as compared to 21.6% for the three months ended December 31, 1994 and 1993, respectively. The increase in these costs reflects the growth in the Mexican operations and the addition of HRS in December 1993, both of which while contributing higher gross margins, also have higher selling costs.

Financing Revenue - Financing revenue represents the interest and fees generated by the Company's Health-Mor Acceptance Corporation and Mexican subsidiaries generated on the contracts financed.

Interest expense - The 9.86%, seven year, unsecured Term Notes, comprise $160,000 and $192,000 of the three month interest expense for the quarters ended December 31, 1994 and 1993, respectively. The balance of the interest expense was comprised principally of short term borrowing interest of $181,000 (compared to $110,000 in 1993).

Trademark amortization - These expenses represent the allocation of the amounts paid for the rights to use specific trademarks arising from the acquisition of HRS over periods ranging from eighteen months to four years as previously discussed.

Acquisition related costs - These costs represent amortization of non-compete Agreements arising in the course of the Company's acquisitions.

Accounting change for Income Taxes - The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes which became effective for the Company in the current fiscal year. The cumulative effect of the change in accounting principle was $719,016 and is included in the results for the three months ended December 31, 1994. This item should not be considered a continuing item.

                               HMI INDUSTRIES INC.
                    PART II - OTHER INFORMATION AND SIGNATURE
                                DECEMBER 31, 1994


                           PART II - OTHER INFORMATION

                                      NONE


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                                                  HMI Industries Inc.
                                                  --------------------------
                                                  Registrant

Date:          January 12, 1996
                                                  /s/ Kevin Dow
                                                  --------------------------
                                                  KEVIN DOW
                                                  Vice President and
                                                   Chief Financial Officer