Form 10-Q/A
period 1995-03-31
HMI INDUSTRIES INC
filed 1996-01-12
CIK 46445

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number
                      -------------------------------------------------

                               HMI Industries Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                           36-1202810
    -------------------------------         ------------------------
     (State or other jurisdiction              (I.R.S. Employer
         of incorporation or                 Identification Number)
            organization)

                    3500 Payne Avenue, Cleveland, Ohio 44114
-------------------------------------------------------------------------
 (Address of principal executive offices)
                       (Zip Code)

                    (216)   432-1990
-------------------------------------------------------------------------
 (Registrant's telephone number, including area code)

-------------------------------------------------------------------------
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

         Common Stock - $1 Par Value      5,295,556 Shares
         -------------------------------------------------
           Outstanding as of May 12, 1995
           ------------------------------

                               HMI INDUSTRIES INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 1995 and September 30, 1994
                                   (UNAUDITED)

                                    Assets                                   March 31         September 30
                                    ------                                      1995               1994
                                                                            -----------       ------------
Current Assets:
 Cash and cash equivalents                                                  $   775,449        $   690,177
 Trade accounts receivable, net                                              26,035,214         23,719,891
 Finance contracts receivable                                                 3,081,577          3,647,592
 Notes receivable                                                               411,971            430,461
 Inventories                                                                 17,028,833         15,585,921
 Deferred income taxes                                                        1,176,266          1,125,186
 Prepaid expenses                                                             1,166,293          1,006,689
                                                                            -----------        -----------
   Total current assets                                                      49,675,603         46,205,917
                                                                            -----------        -----------
Property, Plant and Equipment, Net                                           13,236,040         13,217,261
                                                                            -----------        -----------
Other Assets:
 Long-term notes receivable                                                     334,123            334,123
 Cost in excess of net assets acquired                                       13,237,584         13,362,786
 Deferred income taxes                                                          507,458            507,458
 Unamortized  trade marks                                                     1,792,679          2,430,498
 Finance contracts receivable                                                 1,634,783          1,242,142
 Other                                                                          122,217            131,627
                                                                            -----------        -----------
   Total other assets                                                        17,628,844         18,008,634
                                                                            -----------        -----------
Total Assets                                                                $80,540,487        $77,431,812
                                                                            ===========        ===========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities:
 Line of credit                                                               4,673,716            587,060
 Trade accounts and dividends payable                                        13,122,375         10,912,167
 Accrued expenses and other liabilities                                       5,380,750          7,239,226
 Income taxes payable                                                         2,501,234          2,501,300
 Long-term debt due within one year                                           2,019,024          2,024,977
                                                                            -----------        -----------
   Total current liabilities                                                 27,697,099         23,264,730
                                                                            -----------        -----------
Long-Term Liabilities
 Long-term debt less current portion                                         12,580,861         13,942,768
 Deferred income taxes                                                          549,607            506,732
                                                                            -----------        -----------
   Long-term liabilities                                                     13,130,468         14,449,500
                                                                            -----------        -----------
Stockholders' Equity
 Common stock, $1 par value; authorized
 10,000,000 shares; issued, 5,295,556 shares                                  5,295,556          5,295,556
 Capital in excess of par value                                               7,257,132          7,223,367
 Retained earnings                                                           32,592,223         30,111,101
 Cumulative translation adjustment                                           (3,444,415)          (869,016)
                                                                            -----------        -----------
                                                                             41,700,496         41,761,008
 Less treasury stock 424,295 shares, at cost                                  1,987,576          2,043,426
                                                                            -----------        -----------
                                                                             39,712,920         39,717,582
                                                                            -----------        -----------
Total Liabilities & Stockholders' Equity                                    $80,540,487        $77,431,812
                                                                            ===========        ===========

See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 and 1994
                                   (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                     1995             1994            1995            1994
                                                  -----------     -----------     -----------     -----------
Income:
Net sales                                         $36,913,319     $33,503,731     $68,981,413     $62,115,156
Financing Revenue                                     241,822         244,658         587,858         498,436
                                                  -----------     -----------     -----------     -----------
                                                   37,155,141      33,748,389      69,569,271      62,613,592
Operating Costs and Expenses:
  Cost of products sold                            25,019,894      23,135,197      46,707,577      43,021,450
  Selling, general and administrative expenses      8,885,992       7,514,624      16,534,003      13,718,179
                                                  -----------     -----------     -----------     -----------
                                                   33,905,886      30,649,821      63,241,580      56,739,629
                                                  -----------     -----------     -----------     -----------
Operating Income                                    3,249,255       3,098,568       6,327,691       5,873,963

Other Income (Expense)
  Interest and other income                            15,663          71,032          35,849          71,032
  Interest expense                                   (387,610)       (347,892)       (728,942)       (686,129)
  Trademark amortization                             (269,792)       (289,063)       (558,855)       (385,417)
  Acquisition related costs                          (100,000)       (100,000)       (200,000)       (200,000)
                                                  -----------     -----------     -----------     -----------
                                                     (741,739)       (665,923)     (1,451,948)     (1,200,514)
                                                  -----------     -----------     -----------     -----------
Income Before Income Taxes                          2,507,516       2,432,645       4,875,743       4,673,449

Provision for Income Taxes                            886,098         910,912       1,543,383       1,762,418
                                                  -----------     -----------     -----------     -----------
Net Income Before Cumulative Effect
of Change in Accounting Principle
for Income Taxes                                    1,621,418       1,521,733       3,332,360       2,911,031

Cumulative Effect of Change in
Accounting Principle for Income Taxes                       0               0               0         719,016
                                                  -----------     -----------     -----------     -----------
Net Income                                        $ 1,621,418     $ 1,521,733     $ 3,332,360     $ 3,630,047
                                                  ===========     ===========     ===========     ===========

Weighted Average Number of Shares
  Outstanding                                       4,996,431       4,882,721       4,987,876       4,877,590
                                                  ===========     ===========     ===========     ===========

Earnings Per Common Share:
  Net Income Before Cumulative Effect
  of Change in Accounting Principle
  for Income Taxes                                       0.32            0.31            0.68            0.60

  Cumulative Effect of Change in
  Accounting Principle for Income Taxes                  0.00            0.00            0.00            0.15
                                                  -----------     -----------     -----------     -----------
  Net income                                      $      0.32     $      0.31     $      0.68     $      0.75
                                                  ===========     ===========     ===========     ===========

Cash Dividends Per Common Share                   $     0.088     $     0.083     $     0.175     $     0.166
                                                  ===========     ===========     ===========     ===========

See accompanying notes to consolidated condensed financial statements

                              HMI INDUSTRIES INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 and 1994

                                                         1995           1994
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                           $3,332,360     $3,630,047
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      1,839,721      1,355,293
    Provision for losses on receivables                  364,694        209,736
    Amortization of deferred non-compete
    agreements                                           200,000        198,036
    Deferred income taxes                                 (8,205)    (1,006,695)
    Changes in operating assets and
    liabilities net of acquisitions:
    Increase in receivables                           (2,488,153)    (4,311,138)
    Increase in inventories                           (1,442,912)    (1,766,782)
    Increase in prepaid expenses                        (359,604)      (398,166)
    Increase in accounts payable                       2,210,208      3,254,932
    Decrease in accrued expenses
      and other liabilities                           (1,858,476)    (1,052,044)
    Increase in income taxes payable                         (66)       278,890
    Other, net                                            31,435         93,384
                                                      ----------     ----------
  Net cash provided by operating activities            1,821,002        485,493
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                (1,491,873)      (951,718)
 Acquisition of businesses                                     0     (4,875,000)
                                                      ----------     ----------
  Net cash used in investing activities               (1,491,873)    (5,826,718)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt transactions:
    Proceeds from line of credit                       4,086,656      8,435,642
    Payment of long term debt                         (1,361,907)    (1,671,307)
                                                      ----------     ----------
    Cash provided by debt transactions                 2,724,749      6,764,335
                                                      ----------     ----------
 Equity transactions:
    Dividends paid                                      (833,748)      (770,874)
    Sale of treasury shares                               89,615         36,603
                                                      ----------     ----------
    Cash used in equity transactions                    (744,133)      (734,271)
                                                      ----------     ----------
  Net cash provided by financing activities            1,980,616      6,030,064
                                                      ----------     ----------
Effect of exchange rate changes on cash               (2,224,473)      (519,332)
                                                      ----------     ----------
 Net increase in cash and cash equivalents                85,272        169,507

Cash and cash equivalents, beginning of period           690,177        211,261
                                                      ----------     ----------
Cash and cash equivalents, end of period              $  775,449     $  380,768
                                                      ==========     ==========

See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1995

(1) Certain prior year amounts have been reclassified to conform to the 1995 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1995 and September 30, 1994, the results of operations and cash flows for the three and six months ended March 31, 1994 and 1994. Independent public accountants have not examined these statements.

         These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

(3) The Company is contingently liable under a Conditional Purchase Agreement to a Netherlands bank in the amount of $1,397,000. If the contingent liability were called upon by the bank, the Company would take possession of certain finished goods and work in process inventories and sell them into existing markets.

(4) Inventories at March 31, 1995 and September 30, 1994 consist of the following:

                                                  March 31          September 30
                                                 -----------         -----------
Finished Goods                                   $ 5,612,520         $ 5,985,143
Work in process, raw materials
         and supplies                             11,416,313           9,600,778
                                                 -----------         -----------
                                                 $17,028,833         $15,585,921
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

(6) Inventory analysis revealed that costs in the Tubular operations were understated by some items previously sold under contract and due to an erroneous accounting entries. Accordingly, cost of goods sold as reported of $24,680,650 has been restated to reflect these items. These adjustments totaled $339,244 for the second quarter resulting in cost of goods sold for the quarter of $25,019,894.

HMI INDUSTRIES INC.
MANAGEMENTS' DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES -
         MATERIAL CHANGES IN FINANCIAL POSITION

The working capital balance at March 31, 1995 was $21,978,000 a decrease of 4% from the September 30, 1994 balance of $22,941,000.

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

The Company's cash increased by $85,000 for the six months ended March 31, 1995. Trade receivables increased by $2,315,000, inventories increased by $1,443,000, trade payables increased by $2,210,000 and accrued expenses and other liabilities decreased by $1,858,000. The increase in trade receivables reflects the strong sales in all operations during the last half of the quarter and the inventory growth reflects the continuation of this pattern. The Company acquired all of the assets and business of the HRS Division of Reckitt & Colman Canada, Inc. in December 1993 for $4,875,000. The acquisition was financed by the Company's line of credit. The purchase price included $3,375,000 which was assigned to certain license agreements related to use of trade marks in the US and Canada. The amount is being amortized over 18 months to 4 years. Unamortized balances are reflected in the accompanying balance sheets. The acquisition agreement also provides for a contingent Earn Out of $1,875,000 to be paid out over a 10 year period dependent upon business expansion and revenue generation.

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

RESULTS OF CONTINUING OPERATIONS:

Net Sales - Sales increased from $33,504,000 for the three months ended March 31, 1994 to $36,913,000 for the current quarter. Sales for the six months ended March 31, 1995 were $68,981,000 compared to $62,115,000 for the same period ending March 31, 1994. Sales increases in the Consumer Goods and Manufactured Products Divisions for the current quarter compared to the 1994 quarter were 13% and 3%, respectively. The existing Consumer Goods Division's markets continue to grow. The ability of the Commercial and Industrial Stamping operations to accommodate customer requirements on short-term notice continues to add sales opportunities.

Gross Profit - Gross profit for the quarter ended March 31, 1995 was $11,893,000 or 32.2% as compared to $10,369,000 or 30.9% in the 1994 period. Gross profit for the six months ended March 31, 1995 was $22,274,000 or 32.3% as compared to $19,094,000 or 30.7% in the period ended March 31, 1994. The Company owned distribution channel in Mexico and the HRS operations have contributed to improved gross margins in the Consumer Foods division. The Company remains committed to utilizing available capacity in the Tubular Products Group and thereby increasing sales and return on assets.

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

Financing Revenue

Financing Revenue represents the interest and fees generated by the Company's Health-Mor Acceptance Corporation, Australian and Mexican subsidiaries generated on contracts financed.

Interest expense - The 9.86%, seven year, unsecured Term Notes, comprise$123,000 and $164,000 of the three months interest expense for the quarters ended March 31, 1995 and 1994, respectively. The balance of the interest expense was comprised of short-term borrowing interest of $264,000 (compared to $184,000 in 1994).

Trademark amortization - These expenses represent the allocation of the amounts paid for the rights to use specific trademarks arising from the acquisition of HRS over periods ranging from eighteen months to four years.

Acquisition related costs - These costs represent amortization of non-compete Agreements arising in the course of the Company's acquisitions.

Accounting change for Income Taxes - The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes which became effective for the Company in the current fiscal year. The cumulative effect of the change in accounting principle was $719,000 and is included in the results for the six months ended March 31, 1994. This item should not be considered a continuing item.

                               HMI INDUSTRIES INC.
                    PART II - OTHER INFORMATION AND SIGNATURE
                                 MARCH 31, 1995

                           PART II - OTHER INFORMATION

                                      NONE


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                                                       HMI Industries Inc.
                                                       -------------------------
                                                       Registrant

Date:             January 12, 1996                     \s\Kevin Dow
                                                       -------------------------
                                                       KEVIN DOW
                                                       Vice President and
                                                        Chief Financial Officer