Form 10-Q/A
period 1995-06-30
HMI INDUSTRIES INC
filed 1996-01-12
CIK 46445

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995
                                ------------------------------
                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number
                       ---------------------------------------------------------

                               HMI Industries Inc.
     ----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Delaware                                36-1202810
      ----------------------------              ---------------------------
      (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                     Identification Number)
             organization)

                   3631 Perkins Avenue, Cleveland, Ohio 44114
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (216) 432-1990
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     ----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

        Common Stock - $1 Par Value     5,295,556 Shares
     ----------------------------------------------------------------------
           Outstanding as of May 12, 1995
     ----------------------------------------------------------------------

                               HMI INDUSTRIES INC.
                  AMENDED CONSOLIDATED CONDENSED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                   (UNAUDITED)

                                         Assets                     June 30                September 30
                                         ------                        1995                        1994
Current Assets:                                                 -----------                 -----------
 Cash and cash equivalents                                      $   450,718                 $   690,177
 Trade accounts receivable, net                                  25,095,185                  23,719,891
 Finance contracts receivable                                     3,656,126                   3,647,592
 Notes receivable                                                   387,203                     430,461
 Inventories                                                     18,684,706                  15,585,921
 Deferred income taxes                                              793,911                   1,125,186
 Prepaid expenses                                                   702,101                   1,006,686
                                                                -----------                 -----------
   Total current assets                                          49,769,950                  46,205,914
                                                                -----------                 -----------
Property, Plant and Equipment, Net                               14,129,258                  13,217,261
                                                                -----------                 -----------
Other Assets:
 Long-term notes receivable                                         334,123                     334,123
 Cost in excess of net assets acquired                           13,142,770                  13,362,786
 Deferred income taxes                                              515,350                     507,458
 Trademarks                                                       1,601,025                   2,430,498
 Finance contracts receivable                                     1,989,481                   1,242,142
 Other                                                              117,636                     131,630
                                                                -----------                 -----------
   Total other assets                                            17,700,385                  18,008,637
                                                                -----------                 -----------
Total Assets                                                    $81,599,593                 $77,431,812
                                                                ===========                 ===========


                           Liabilities and Stockholders' Equity
                           ------------------------------------
Current Liabilities:
 Line of credit                                                 $ 5,756,393                 $   587,060
 Trade accounts and dividends payable                            12,206,408                  10,912,167
 Accrued expenses and other liabilities                           5,538,105                   7,239,226
 Income taxes payable                                             2,696,983                   2,501,300
 Long-term debt due within one year                               2,019,024                   2,024,977
                                                                -----------                 -----------
   Total current liabilities                                     28,216,913                  23,264,730
                                                                -----------                 -----------
Long-Term Liabilities
 Long-term debt less current portion                             12,812,283                  13,942,768
 Deferred income taxes                                              503,475                     506,732
                                                                -----------                 -----------
   Long-term liabilities                                         13,315,758                  14,449,500
                                                                -----------                 -----------
Stockholders' Equity
 Common stock, $1 par value; authorized
 10,000,000 shares; issued, 5,295,556 shares                      5,295,556                   5,295,556
 Capital in excess of par value                                   7,310,588                   7,223,367
 Retained earnings                                               32,957,404                  30,111,101
 Cumulative translation adjustment                               (3,532,470)                   (869,016)
                                                                -----------                 -----------
                                                                 42,031,078                  41,761,008
 Less treasury stock 419,295 shares, at cost                      1,964,156                   2,043,426
                                                                -----------                 -----------
                                                                 40,066,922                  39,717,582
                                                                -----------                 -----------
Total Liabilities & Stockholders' Equity                        $81,599,593                 $77,431,812
                                                                ===========                 ===========

See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.
              AMENDED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 and 1994
                                   (UNAUDITED)

                                                      Three Months Ended June 30,                 Nine Months Ended June 30,
                                                        1995               1994                   1995                   1994
                                                    -----------        -----------            ------------            -----------
Income:
Net sales                                           $34,029,079        $36,831,408            $103,010,492            $98,946,564
Financing Revenue                                       211,787            382,101                 799,645                965,867
                                                    -----------        -----------            ------------            -----------
                                                     34,240,866         37,213,509             103,810,137             99,912,431
Operating Costs and Expenses:
  Cost of products sold                              23,833,388         25,651,181              70,540,964             68,672,631
  Selling, general and administrative expenses        8,366,224          8,094,584              24,900,227             21,898,093
                                                    -----------        -----------            ------------            -----------
                                                     32,199,612         33,745,765              95,441,191             90,570,724
                                                    -----------        -----------            ------------            -----------
Operating Income                                      2,041,254          3,467,744               8,368,946              9,341,707

Other Income (Expense)
  Interest and other income                               1,000                  0                  36,849                 71,032
  Interest expense                                     (368,729)          (334,915)             (1,097,671)            (1,021,044)
  Trademark amortization                               (230,903)          (289,062)               (789,758)              (674,479)
  Acquisition related costs                            (100,000)          (100,000)               (300,000)              (300,000)
                                                    -----------        -----------            ------------            -----------
                                                       (698,632)          (723,977)             (2,150,580)            (1,924,491)
                                                    -----------        -----------            ------------            -----------
Income Before Income Taxes                            1,342,622          2,743,767               6,218,366              7,417,216

Provision for Income Taxes                              549,892          1,042,631               2,093,276              2,805,049
                                                    -----------        -----------            ------------            -----------
Net Income Before Cumulative Effect
of Change in Accounting Principle
for Income Taxes                                        792,730          1,701,136               4,125,090              4,612,167

Cumulative Effect of Change in
Accounting Principle for Income Taxes                         0                  0                       0                719,016
                                                    -----------        -----------            ------------            -----------
Net Income                                          $   792,730        $ 1,701,136            $  4,125,090            $ 5,331,183
                                                    ===========        ===========            ============            ===========

Weighted Average Number of Shares
  Outstanding                                         4,998,330          4,882,721               4,991,361              4,879,335
                                                    ===========        ===========            ============            ===========

Earnings Per Common Share:
  Net Income Before Cumulative Effect
  of Change in Accounting Principle
  for Income Taxes                                        $0.16              $0.35                   $0.83                  $0.95

  Cumulative Effect of Change in
  Accounting Principle for Income Taxes                   $0.00              $0.00                   $0.00                  $0.15
                                                    -----------        -----------            ------------            -----------
  Net income                                              $0.16              $0.35                   $0.83                  $1.10
                                                    ===========        ===========            ============            ===========

Cash Dividends Per Common Share                          $0.088             $0.083                  $0.263                 $0.249
                                                    ===========        ===========            ============            ===========

 See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.
             AMENDED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)

                                                                              1995                     1994
                                                                       -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                            $ 4,125,090              $ 5,331,183
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                        2,772,765                2,483,845
    Provision for losses on receivables                                    483,933                  530,463
    Amortization of deferred non-compete
    agreements                                                             300,000                  300,000
    Deferred income taxes                                                  320,126               (1,006,695)
    Changes in operating assets and
    liabilities net of acquisitions:
    Increase in receivables                                             (2,571,842)              (7,304,278)
    Increase in inventories                                             (3,098,785)                (415,044)
    (Increase) decrease in prepaid expenses                                  4,588                 (132,051)
    Increase in accounts payable                                         1,294,241                2,381,538
    Decrease in accrued expenses
      and other liabilities                                             (1,701,121)                (442,361)
    Increase in income taxes payable                                       195,682                  223,229
    Other, net                                                              13,991                  (45,130)
                                                                       -----------              -----------
  Net cash provided by operating activities                              2,138,668                1,904,699
                                                                       -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                  (2,635,273)              (1,854,775)
 Acquisition of businesses                                                       0               (4,875,000)
 Payment of long term note receivable                                            0                  300,000
                                                                       -----------              -----------
  Net cash used in investing activities                                 (2,635,273)              (6,429,775)
                                                                       -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt transactions:
    Proceeds from line of credit                                         5,169,333                7,381,538
    Payment of long term debt                                           (1,136,438)              (1,238,412)
                                                                       -----------              -----------
    Cash provided by debt transactions                                   4,032,895                6,143,126
                                                                       -----------              -----------
 Equity transactions:
    Dividends paid                                                      (1,278,786)              (1,175,658)
    Sale of treasury shares                                                166,491                   61,507
                                                                       -----------              -----------
    Cash used in equity transactions                                    (1,112,295)              (1,114,151)
                                                                       -----------              -----------
  Net cash provided by financing activities                              2,920,600                5,028,975
                                                                       -----------              -----------
Effect of exchange rate changes on cash                                 (2,663,454)                (411,816)
                                                                       -----------              -----------
 Net increase in cash and cash equivalents                                (239,459)                  92,083

Cash and cash equivalents, beginning of period                             690,177                  211,261
                                                                       -----------              -----------
Cash and cash equivalents, end of period                               $   450,718              $   303,344
                                                                       ===========              ===========

 See accompanying notes to consolidated condensed financial statements

                               HMI INDUSTRIES INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1995

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

(3) The Company is contingently liable under a Conditional Purchase Agreement to a Netherlands bank in the amount of $1,260,000. If the contingent liability were called upon by the bank, the Company would take possession of certain finished goods and work in process inventories and sell them into existing markets.

(4) Inventories at June 30, 1995 and September 30, 1994 consist of the following:

                                                   (unaudited)
                                                    June 30         September 30
                                                    -------         ------------
        Finished Goods                            $ 4,779,396       $ 5,985,143
        Work in process, raw materials
               and supplies                        13,905,310         9,600,778
                                                  -----------       -----------
                                                  $18,684,706       $15,585,921
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

(6) Inventory analysis revealed that costs in the Tubular operations were understated by some items previously sold under contract and due to erroneous accounting entries. Accordingly, cost of goods sold as reported of $22,576,850 has been restated to reflect these items. These adjustments totaled $1,256,538 for the third quarter resulting in cost of goods sold of $23,833,388 for the quarter.

HMI INDUSTRIES INC
MANAGEMENTS' DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES -
     MATERIAL CHANGES IN FINANCIAL POSITION

The working capital balance at June 30, 1995 was $21,553,000 a decrease of 6% from the September 30, 1994 balance of $22,941,000.

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

The Company's cash decreased by $239,000 for the nine months ended June 30, 1995. Trade receivables increased by $1,375,000, inventories increased by $3,099,000, trade payables increased by $1,294,000 and accrued expenses and other liabilities decreased by $1,701,000. The increase in inventories since September 30, 1994 reflects the increase in Consumer Goods finished goods inventories from previous low levels, the addition of raw materials for the new products and the slightly slower than projected shipping in June. Inventory levels are anticipated to decrease over the next quarter.

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

Gross Profit - Gross profit for the quarter ended June 30, 1995 was $10,196,000 or 29.9% as compared to $11,180,000 or 30.4% in the 1994 period. Gross profit for the nine months ended June 30, 1995 was $32,470,000 or 31.5% as compared to $30,274,000 or 30.6% in the period ended June 30, 1994. The Company's Tube Form operations has experienced a decline in profitability due to the erosion of its efficiency of operations and corresponding cost increases. The Company remains focused on utilizing available capacity in the Tubular Products Group and to increase sales and profitability.

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

                               HMI INDUSTRIES INC.
                    PART II - OTHER INFORMATION AND SIGNATURE
                                  JUNE 30, 1995

                           PART II - OTHER INFORMATION

                                      NONE


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                                                  HMI Industries Inc.
                                                  ------------------------
                                                  Registrant

Date:   January 12, 1996                          \s\Kevin Dow
                                                  ------------------------
                                                  KEVIN DOW
                                                  Vice President and
                                                   Chief Financial Officer