Form 10-Q
period 1995-12-31
HMI INDUSTRIES INC
filed 1996-02-26
CIK 46445

                                  FORM 10-Q
                                  ---------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                       OR
                       --

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________________________
Commission file number_______________________________________________________

                             HMI Industries Inc.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                           36-1202810
-----------------------------        -----------------------
( State or other jurisdiction        ( I.R.S. Employer
  of incorporation or                  Identification Number)
     organization)

                 3631 Perkins Avenue,  Cleveland, Ohio 44114
--------------------------------------------------------------------------------
                 ( Address of principal executive offices )
                                 ( Zip Code)
                              (216)   432-1990
--------------------------------------------------------------------------------
            ( Registrant's telephone number, including area code)

------------------------------------------------------------------------
( Former name, former address and former fiscal year, if changed since last report)

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


     COMMON STOCK - $1 PAR VALUE     4,923,470 SHARES
       OUTSTANDING AS OF FEBRUARY 26, 1996

                             HMI INDUSTRIES INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                 DECEMBER 31, 1995  AND SEPTEMBER  30, 1995

                                            Assets
                                          ------------
                                                             (Unaudited)
                                                              December 31                              September 30
                                                                  1995                                      1995
Current assets:                                               -----------                              ------------
 Cash and cash equivalents                                       $840,746                                  $570,759
 Trade accounts receivable, net                                25,332,144                                26,025,887
 Finance contracts receivable                                   3,139,504                                 2,587,085
 Notes receivable                                                 994,675                                 1,049,389
 Inventories                                                   19,083,275                                16,681,891
 Deferred income taxes                                          1,427,527                                 1,248,854
 Prepaid expenses                                               2,918,703                                 2,148,088
                                                              -----------                              ------------
   Total current assets                                        53,736,574                                50,311,953
                                                              -----------                              ------------
Property, plant and equipment, net                             14,898,270                                15,012,400
                                                              -----------                              ------------
Other assets:
 Long-term notes receivable                                       334,123                                   334,123
 Cost in excess of net assets acquired, net                    12,893,796                                12,985,128
 Deferred income taxes                                            383,003                                   377,245
 Unamortized  trade marks                                       1,418,272                                 1,557,078
 Finance contracts receivable                                   4,083,508                                 3,561,278
 Other                                                            196,308                                   134,726
                                                              -----------                              ------------
   Total other assets                                          19,309,010                                18,949,578
                                                              -----------                              ------------
                                                              $87,943,854                               $84,273,931
                                                              ===========                               ===========
                        Liabilities and Stockholders' Equity
                        --------------------------------------------
Current liabilities:
 Line of credit                                               $ 1,972,123                              $  2,204,384
 Trade accounts payable                                        13,664,239                                10,940,597
 Dividends payable                                                429,759                                   429,716
 Income taxes payable                                           2,749,550                                 2,768,079
 Accrued expenses and other liabilities                         6,535,362                                 7,673,887
 Long-term debt due within one year                             2,298,701                                 2,026,759
                                                              -----------                              ------------
   Total current liabilities                                   27,649,734                                26,043,422
                                                              -----------                              ------------
Long-term liabilities:
 Long-term debt (less amounts due within one year)             16,321,009                                14,050,715
 Deferred income taxes                                            481,322                                   542,741
 Other                                                          2,391,625                                 1,297,740
                                                              -----------                              ------------
   Total long-term liabilities                                 19,193,956                                15,891,196
                                                              -----------                              ------------
Stockholders' equity:
  Preferred stock, $5 par value; authorized,
  300,000 shares; issued, none
 Common stock, $1 par value; authorized
 10,000,000 shares; issued, 5,295,556 shares                    5,295,556                                 5,295,556
 Capital in excess of par value                                 7,526,508                                 7,521,851
 Retained earnings                                             33,174,674                                34,034,294
 Cumulative translation adjustment                             (3,050,433)                               (2,663,904)
                                                              -----------                              ------------
                                                               42,946,305                                44,187,797
 Less treasury stock 394,026 shares, at cost                    1,846,141                                 1,848,484
                                                              -----------                              ------------
Total stockholders' equity                                     41,100,164                                42,339,313
                                                              -----------                              ------------
                                                              $87,943,854                              $ 84,273,931
                                                              ===========                              ============



 See accompanying notes to consolidated condensed financial statements

                                        HMI INDUSTRIES INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED DECEMBER  31, 1995 and 1994

                                                                        Three Months Ended December 31,
                                                             (Unaudited)
                                                                 1995                                 1994
                                                           ---------------                  ------------------------
Revenues:
  Net sales                                                   $28,156,830                               $32,068,094
  Financing revenue                                               259,208                                   346,036
                                                             ------------                              ------------
                                                               28,416,038                                32,414,130
Operating costs and expenses:
  Cost of products sold                                        19,494,910                                21,687,683
  Selling, general and administrative expenses                  8,978,641                                 7,553,595
                                                             ------------                              ------------
                                                               28,473,551                                29,241,278
                                                             ------------                              ------------
Operating income (loss)                                           (57,513)                                3,172,852

Other income (expense)
  Interest and other income                                         6,785                                    20,186
  Interest expense                                               (356,158)                                 (341,332)
  Goodwill and trademark amortization                            (257,975)                                 (383,479)
  Acquisition related costs                                             0                                  (100,000)
                                                             ------------                              ------------
                                                                 (607,348)                                 (804,625)
                                                             ------------                              ------------
Income (loss)  before income taxes                               (664,861)                                2,368,227

Provision for income taxes                                       (235,000)                                  657,285
                                                             ------------                              ------------


Net income (loss)                                               ($429,861)                               $1,710,942
                                                             ============                              ============

Weighted average number of shares
  outstanding                                                   4,886,927                                 4,978,529
                                                             ============                              ============

Earnings per common share:
  Net income (loss)                                                ($0.09)                                    $0.34
                                                             ============                              ============

Cash dividends per common share                              $     0.0875                                    $0.081
                                                             ============                              ============


 See accompanying notes to consolidated condensed financial statements

                              HMI INDUSTRIES INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31,1995 and 1994
                                  (UNAUDITED)

                                                                                        1995                   1994
                                                                                 -----------           ------------
  Cash flows from operating activities:

  Net income (loss)                                                                ($429,861)            $1,710,942
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                   977,151                926,680
     Provision for losses on receivables                                             161,920                248,481
     Amortization of deferred non-compete agreement                                       --                100,000
     Deferred income taxes                                                          (244,065)                    --
  Changes in operating assets and liabilities:
     Increase in receivables                                                        (488,112)                (8,269)
     Increase in inventories                                                      (2,401,384)            (1,889,980)
     Decrease (increase) in prepaid expenses                                        (770,615)               185,311
     Increase (decrease) in accounts payable                                       2,723,642             (1,140,355)
     Decrease in accrued expenses
      and other liabilities                                                          (44,640)            (2,189,241)
     Decrease in income taxes payable                                                (20,314)              (719,794)
     Other, net                                                                      (82,419)                 4,582
                                                                                 -----------           ------------
     Net cash used in operating activities                                          (618,697)            (2,771,643)
                                                                                 -----------           ------------
  Cash flows from investing activities:

  Purchase of equipment                                                             (605,046)              (421,950)
                                                                                 -----------           ------------
     Net cash used in investing activities                                          (605,046)              (421,950)
                                                                                 -----------           ------------
  Cash flows from financing activities:

     Proceeds from line of credit                                                  3,267,739              6,091,097
     Payment of long term debt                                                    (1,814,584)            (1,596,275)
     Proceeds from equipment financing                                               856,820                     --
     Dividends paid                                                                 (429,716)              (406,200)
     Sale of treasury shares                                                              --                 41,650
                                                                                 -----------           ------------
     Net cash provided by financing activities                                     1,880,259              4,130,272
                                                                                 -----------           ------------

  Effect of exchange rate changes on cash                                           (386,529)            (1,197,266)
                                                                                 -----------           ------------
  Net increase (decrease) in cash and cash equivalents                               269,987               (260,587)

  Cash and cash equivalents, beginning of period                                     570,759                690,177
                                                                                 -----------           ------------
  Cash and cash equivalents, end of period                                          $840,746               $429,590
                                                                                 ===========           ============

     See accompanying notes to consolidated condensed financial statements

                             HMI INDUSTRIES INC.
                             -------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                              December 31, 1995
                              -----------------

(1) Certain prior year amounts have been reclassified to conform to the 1996 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995, the results of operations and cash flows for the three months ended December 31, 1995 and 1994. Independent public accountants have not audited the December 31, 1995 statements.

     These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

(3) In January 1996, the operations of Holland Electro B.V. in Rotterdam were placed into bankruptcy, triggering the Conditional Purchase Agreement the Company had with a Dutch bank in the amount of $1,104,000. As a result, the Company is required to take possession of finished goods and work-in-progress inventories. It has always been the plan that these inventories would be sold to existing customers and that some assembly and purchasing would be required to liquidate these inventories. That plan has been adopted and the inventories are currently being sold. The Company continues to use certain molds it purchased through Holland Electro B.V. to produce the ElektraPure product line. It is anticipated that the proceeds from the asset liquidation and the continued utilization of molds may result in minimal exposure to the Company, and consequently no provision for loss has been made at this time.

(4) Inventories at December 31, 1995 and September 30, 1995 consist of the following:


                                       December 31,  September 30,
                                       ------------  -------------

              Finished Goods           $ 6,977,189 $  6,274,061
              Work-in-process, raw
               materials and supplies   12,106,086   10,407,830
                                       -----------  -----------
                                       $19,083,275  $16,681,891

HMI INDUSTRIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

NET SALES - Net product sales for the quarter decreased to $28,157,000 for the three months ended December 31, 1995 as compared to $32,068,000 in the comparable quarter. As indicated in the Form 10-K for the year ending September 30, 1995, the two events that contributed to this decline in sales were the labor disruption at Bliss Manufacturing and the erosion of the Mexican market. The work disruption at Bliss Manufacturing by the U.A.W. continued late into December 1995, at which time the Company entered into a six-year labor contract with its own labor association. While this contract adds stability in the Company's labor force, the erosion of customer confidence and the uncertainty during the previous two quarters caused a decline of $3,700,000 in sales for the quarter ending December 31, 1995 as compared to the quarter ending
December 31, 1994. As a direct result, the contribution of Bliss Manufacturing to the consolidated operations of the Company was reduced by $1,100,000 for the quarter. The erosion of customer confidence in Mexico caused a decline in Mexican revenues of $975,000 for the quarter ending December 31, 1994 to $794,000 in the current quarter. In the remainder of the Consumer Goods Division, sales in the Household Rental Systems Division were lower by $316,000. The sales growth in the international markets for the Company's Consumer Goods products offset some softness in the North American market in the quarter. Total product sales in the Consumer Goods Division were $15,482,000 for the quarter ending December 31, 1995 as compared to $15,297,000 for the quarter ending December 31, 1994.



GROSS PROFIT - Gross profit for the quarter ended December 31, 1995 was $8,662,000 or 30.8% as compared to $10,380,000 or 32.4% in the quarter ending December 31, 1994. In the Consumer Goods Division, the decline in the higher gross margin sales in the Mexican market, an increase in unit cost of production within the North American operations and approximately $200,000 of overhead costs incurred as a result of the duplication of production facilities contributed to lower gross profit. The duplication of production facilities will continue through March 1996 until the Consumer Goods production is moved into its new facility. In the Manufactured Products Division, the tubular operations had increased costs and very low margins. In January 1996, the US tubular operations were placed under the management of Bliss Manufacturing and will be relocated to existing space in Bliss' Newton Falls, Ohio production facility. By relocating this operation, the tubular business will benefit from Bliss' extensive customer base, quality and engineering programs and lower overhead costs. These changes should allow these operations to return to previously experienced gross margins and profitability. The relocation will take place over the second and third fiscal quarters. The costs of the relocation are expected to be minimal.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased by $1,400,000 for the quarter as compared to the quarter ending December 31, 1994. As a percent of sales, selling, general and administrative costs were 31.6% for the quarter ending December 31, 1995 as compared to 23.3% for the quarter ending December 31, 1994. The increase as a percentage of sales is attributable to the business structure in Mexico which remained constant while sales declined sharply. The Company has instituted an aggressive program of overhead cost reduction which is expected to allow the Mexican operation to break even by the end of the second fiscal quarter. Additionally, the level of sales expenses in the North American Consumer Goods Division increased while the operation experienced a decline in sales for the quarter. The costs of product enhancements which are expensed and the costs of dealing with the Bliss labor disruption referred to above also contributed to an increase in selling, general and administrative costs.

FINANCING REVENUE - Financing revenues represent the interest and fees generated by the Company's Australian, Mexican, Canadian and United States subsidiaries generated on the contracts financed.

INTEREST EXPENSE - Interest on short term borrowings during the quarter ended December 31, 1995 was $253,000 as compared to $181,000 in the quarter ending December 31, 1994. The 9.86%, seven year, unsecured term notes comprise $103,000 and $160,000 of the three month interest expense in the 1995 and 1994 fiscal quarters.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital balance at December 31, 1995 was $26,087,000, an increase of 1% from the September 30, 1995 balance of $24,269,000.

The effect of foreign exchange fluctuations is primarily limited to the
Canadian and Mexican operations.   The impact of the devaluation in Mexico
during the quarter ended December 31, 1995 was $386,000 and has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In managements' opinion, the amount of additional adjustments, if, any, should not have a material effect on consolidated shareholders' equity.

The Company's cash increased $270,000 during the quarter ended December 31, 1995. Accounts receivable decreased by $694,000 while finance contracts receivables increased by $1,075,000. Inventories increased by $2,401,000 as the result of increased purchases in December of steel to take advantage of cost incentives, softer sales in the North American Consumer Goods operations and the inventories required for the Company's new products in the filtration and consumer products markets. Prepaid expenses increased by $771,000 as the result of costs incurred in the quarter which were deferred and will be amortized over the period in which benefit is to be received as well as the deferral of specific costs related to the introduction of the Company's room air cleaner (Defender), new attachments and the ActivaJet needle less insulin injector. New market and product development outlays will be amortized over their respective benefit and income periods. Unamortized trademarks of $1,418,000 represent amounts paid at the time of the Household Rental Systems acquisition which will be amortized during the remainder of  the term of the license
agreement. Accounts payable increased by $2,724,000, primarily due to   the
increase in inventory levels in December 1995.

Capital expenditures during the quarter were $605,000. In the Consumer Goods Division, the additions included $109,000 for tooling, $24,000 for equipment and $50,000 for steam cleaning machines. In the Manufactured Products Division, the outlays were $55,000 for an overhead crane, $45,000 for a new forklift, $80,000 towards the new Bliss Manufacturing press line, $70,000 for a tube bending machine. Capital outlays also include $47,000 for computer hardware and software and $126,000 in improvements to the renovated Cleveland production facility.

In January 1996, the operations of Holland Electro B.V. in Rotterdam were placed into bankruptcy, triggering the Conditional Purchase Agreement the Company had with a Dutch bank in the amount of $1,104,000. As a result, the Company is required to take possession of finished goods and work-in-progress inventories. It has always been the plan that these inventories would be sold to existing customers and that some assembly and purchasing would be required to liquidate these inventories. That plan has been adopted and the inventory has begun to be sold. The Company continues to use certain molds it purchased through Holland Electro B.V. to produce the ElektraPure product line. It is anticipated that the proceeds from the asset liquidation and the continued utilization of molds may result in minimal exposure to the Company, and consequently no provision for loss has been made at this time.

During the quarter ended December 31, 1995 the Company made another annual principal payment on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $3,333,000. This debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, requires annual principal payments of $1,666,667 in November 1996 and 1997.

The outstanding balance on the Company's line of credit was $13,000,000 at December 31, 1995, bearing interest at a half of a percent less than the prime lending rate. The increase in the borrowings of $2,038,000 since September 30, 1995 was for the payment of annual bonus and profit sharing contributions in December, the investments in new products and the annual principal payment on
the private placement term notes.   During December 1995, the Company
negotiated an increase in its line of credit to $14,500,000 to meet anticipated requirements.

The Company continued the renovation of the production facility acquired in June 1995. The Company is negotiating a construction loan to be completed in February for $2,300,000 to finance the remainder of the renovation project. The Company will sell its existing production facility in March 1996 which will provide proceeds of $490,000.

Management is focusing on the reduction of both inventories and accounts receivables in order to reduce borrowings and increase cash flow. In addition, management is pursuing the sales of portions of the finance contract portfolios that it has funded from operating cash flows. During the next quarter, management will pursue alternatives to its current borrowing structure which is being utilized for future projects, products and capital items. Management believes that its potential to borrow from existing debt sources and the aggressive program of asset management will meet the liquidity needs of the Company.

                              HMI INDUSTRIES INC.
                              -------------------
                   PART II - OTHER INFORMATION AND SIGNATURE
                   -----------------------------------------
                               DECEMBER 31, 1995
                               -----------------



                       Exhibits and Reports on Form 8-K
                       --------------------------------
Item 6
        (a) Exhibits
            27    Financial Data Schedule
        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.


                                              HMI Industries Inc.
                                              Registrant


Date:  February 26, 1996                      \s\Kevin Dow
                                              -----------------------
                                              KEVIN DOW
                                              Vice President and
                                               Chief Financial Officer