Form 10-Q
period 1996-03-31
HMI INDUSTRIES INC
filed 1996-05-15
CIK 46445

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------
                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________
Commission file number ________________________________________________________

                       HMI Industries Inc.
       ________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Delaware                                        36-1202810
 ------------------------------                -------------------------------
(State or other jurisdiction                          (I.R.S. Employer
    of incorporation or                             Identification Number)
     organization)

                  3631 Perkins Avenue,  Cleveland, Ohio 44114
       ________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip Code)

                                (216) 432-1990
       ________________________________________________________________
             (Registrant's telephone number, including area code)

       ________________________________________________________________
            (Former name, former address and former fiscal year, if
                          changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----     -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock - $1 Par Value 4,924,370 Shares
                         Outstanding as of May 9, 1996

                                         HMI INDUSTRIES INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                           MARCH  31, 1996  AND SEPTEMBER  30, 1995

                                       Assets
                                       ------
                                                                          (Unaudited)
                                                                           March 31           September 30
                                                                              1996                1995
                                                                          -----------          -----------
Current assets:
 Cash and cash equivalents                                                   $967,657             $570,759
 Trade accounts receivable, net                                            28,334,536           26,025,887
 Finance contracts receivable                                               2,184,160            2,587,085
 Notes receivable                                                             981,035            1,049,389
 Inventories                                                               15,234,575           16,681,891
 Deferred income taxes                                                        872,585              721,666
 Prepaid expenses                                                           3,798,461            2,148,088
                                                                          -----------          -----------
   Total current assets                                                    52,373,009           49,784,765
                                                                          -----------          -----------
Property, plant and equipment, net                                         16,650,373           15,012,400
                                                                          -----------          -----------
Other assets:
 Long-term notes receivable                                                   334,123              334,123
 Cost in excess of net assets acquired, net                                12,796,173           12,985,128
 Deferred income taxes                                                        296,617              496,537
 Unamortized  trade marks                                                   1,286,999            1,557,078
 Finance contracts receivable                                               4,368,320            3,561,278
 Other                                                                        131,135              134,726
                                                                          -----------          -----------
   Total other assets                                                      19,213,367           19,068,870
                                                                          -----------          -----------
                                                                          $88,236,749          $83,866,035
                                                                          ===========          ===========

                          Liabilities and Stockholders' Equity
                          ------------------------------------
Current liabilities:
 Line of credit                                                              $994,112           $2,204,384
 Trade accounts payable                                                    12,798,525           10,940,597
 Dividends payable                                                            430,804              429,716
 Income taxes payable                                                       2,105,408            2,737,429
 Accrued expenses and other liabilities                                     7,579,853            7,673,887
 Long-term debt due within one year                                         3,453,934            2,026,759
                                                                          -----------          -----------
   Total current liabilities                                               27,362,636           26,012,772
                                                                          -----------          -----------
Long-term liabilities:
 Long-term debt (less amounts due within one year)                         19,883,753           14,050,715
 Deferred income taxes                                                          8,320              165,495
 Other                                                                      2,499,252            1,297,740
                                                                          -----------          -----------
   Total long-term liabilities                                             22,391,325           15,513,950
                                                                          -----------          -----------
Stockholders' equity:
  Preferred stock, $5 par value; authorized,
  300,000 shares; issued, none
  Common stock, $1 par value; authorized
  10,000,000 shares; issued, 5,295,556 shares                               5,295,556            5,295,556
  Capital in excess of par value                                            7,634,886            7,521,851
  Retained earnings                                                        30,373,654           34,034,294
  Cumulative translation adjustment                                        (3,031,106)          (2,663,904)
                                                                          -----------          -----------
                                                                           40,272,990           44,187,797
 Less treasury stock 382,086 shares, at cost                                1,790,202            1,848,484
                                                                          -----------          -----------
Total stockholders' equity                                                 38,482,788           42,339,313
                                                                          -----------          -----------
                                                                          $88,236,749          $83,866,035
                                                                          ===========          ===========

See accompanying notes to consolidated condensed financial statements

                                       HMI INDUSTRIES INC.
                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE AND SIX MONTHS ENDED MARCH  31, 1996 AND 1995
                                           (UNAUDITED)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                           1996                1995               1996                1995
                                                       -----------         -----------        -----------          -----------
Revenues:
  Net sales                                            $30,804,470         $35,789,509        $57,490,281          $65,924,429
  Financing revenue and other income                       310,468             257,397            576,461              623,619
                                                       -----------         -----------        -----------          -----------
                                                        31,114,938          36,046,906         58,066,742           66,548,048

Cost of sales                                           22,260,696          24,798,272         41,546,099           46,285,913
Selling, general and administrative  expenses            8,515,975           7,576,335         16,167,966           13,886,464
Interest expense                                           393,559             387,610            749,717              728,942
Other expenses                                             149,337             100,000            341,159              200,000
Special charges                                          1,298,411                ----          1,298,411                 ----
                                                       -----------         -----------        -----------          -----------
Total expenses                                          32,617,978          32,862,217         60,103,352           61,101,319
                                                       -----------         -----------        -----------          -----------
Income (loss)  before income taxes                      (1,503,040)          3,184,689         (2,036,610)           5,446,729

Provision for income taxes                                (225,000)            886,098           (460,000)           1,543,383
                                                       -----------         -----------        -----------          -----------
Income (loss) before discontinued operations            (1,278,040)          2,298,591         (1,576,610)           3,903,346

Loss from discontinued operations                       (1,092,176)           (677,173)        (1,223,467)            (570,986)
                                                       -----------         -----------        -----------          -----------
Net income (loss)                                      ($2,370,216)         $1,621,418        ($2,800,077)          $3,332,360
                                                       -----------         -----------        -----------          -----------
Weighted average number of shares
  outstanding                                            4,913,375           4,996,431          4,907,322            4,987,876
                                                       ===========         ===========        ===========          ===========
Earnings per common share:
  Income (loss) before discontinued operations              ($0.26)              $0.46             ($0.32)               $0.78
  Loss from discontinued operations                          (0.22)              (0.14)             (0.25)               (0.11)
                                                       -----------         -----------        -----------          -----------
  Net income (loss)                                         ($0.48)              $0.32             ($0.57)               $0.67
                                                       ===========         ===========        ===========          ===========
Cash dividends per common share                            $0.0875             $0.0875            $0.1750               $0.175
                                                       ===========         ===========        ===========          ===========


See accompanying notes to consolidated condensed financial statements

                                       HMI INDUSTRIES INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                           (UNAUDITED)

                                                                                  1996                    1995
                                                                              -----------              ----------
Cash flows from operating activities:
 Net income (loss)                                                            ($2,800,077)             $3,332,360
 Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
    Depreciation and amortization                                               1,954,302               1,839,721
    Provision for losses on receivables                                           323,840                 364,694
    Amortization of deferred non-compete agreement                                    ---                 200,000
    Deferred income taxes                                                        (108,174)                 (8,205)
Changes in operating assets and liabilities:
    Increase in receivables                                                    (2,968,252)             (2,488,153)
    Decrease (increase) in inventories                                          1,447,316              (1,442,912)
    Increase  in prepaid expenses                                              (1,650,373)               (359,604)
    Increase  in accounts payable                                               1,857,928               2,210,208
    Increase (decrease) in accrued
      expenses and other liabilities                                            1,107,478              (1,858,476)
    Decrease in income taxes payable                                             (632,021)                    (66)
    Other, net                                                                    518,945                  31,435
                                                                              -----------              ----------
    Net cash provided (used) in operating activities                             (949,088)              1,821,002
                                                                              -----------              ----------
Cash flows from investing activities:
 Capital expenditures                                                          (3,477,278)             (1,491,873)
                                                                              -----------              ----------
    Net cash used in investing activities                                      (3,477,278)             (1,491,873)
                                                                              -----------              ----------
Cash flows from financing activities:
    Proceeds from line of credit                                                4,289,728               4,086,656
    Proceeds from construction loan                                             1,490,052                     ---
    Payments of long term debt                                                 (2,064,231)             (1,361,907)
    Proceeds from long-term borrowings                                          2,334,392                     ---
    Dividends paid                                                               (859,475)               (833,748)
    Sale of treasury shares                                                           ---                  89,615
                                                                              -----------              ----------
    Net cash provided by financing activities                                   5,190,466               1,980,616
                                                                              -----------              ----------
Effect of exchange rate changes on cash                                          (367,202)             (2,224,473)
                                                                              -----------              ----------
Net increase in cash and cash equivalents                                         396,898                  85,272
Cash and cash equivalents, beginning of period                                    570,759                 690,177
                                                                              -----------              ----------
Cash and cash equivalents, end of period                                         $967,657                $775,449
                                                                              ===========              ==========


 See accompanying notes to consolidated condensed financial statements

                              HMI INDUSTRIES INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March  31, 1996
                                ---------------

(1) Certain prior year amounts have been reclassified to conform to the 1996 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1996 and September 30, 1995, the results of operations for the three months and six months ended March 31, 1996 and 1995 and the cash flows for the six months ended March 31, 1996 and 1995. Independent public accountants have not audited the March 31, 1996 statements.

     These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

(3) In January 1996, the operations of Holland Electro B.V. in Rotterdam were placed into bankruptcy, triggering the Conditional Purchase Agreement the Company had with a Dutch bank in the amount of $1,104,000. As a result, the Company was required to take possession of finished goods and work-in-progress inventories. It has always been the plan that these inventories would be sold to existing customers and that some assembly and purchasing would be required to liquidate these inventories. That plan has been adopted and the inventories are currently being sold. The Company continues to use certain molds it purchased through Holland Electro B.V. to produce the ElektraPure product line. The Company does not anticipate a material loss from the purchase of these inventories; consequently no provision for loss has been recorded.

(4) Inventories at March 31, 1996 and September 30, 1995 consist of the following:

                                                      March 31,              September 30,
                                                   ------------              -------------
         Finished Goods                             $ 6,033,746               $ 6,274,061
         Work-in-process, raw
           materials and supplies                     9,200,829                10,407,830
                                                    -----------               -----------
                                                    $15,234,575               $16,681,891

(5) The Company has adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and Supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the three and six month periods ended March 31, 1996 and 1995. At this time, the Company does not anticipate a loss from the disposal of this operation. Accordingly, no provision has been recorded.

Net assets of Household Rental Systems are included in the Consolidated Balance Sheet and are summarized as follows:

         Current assets                             $1,164,746
         Equipment                                   2,180,724
         Intangibles                                 1,135,459
         Current liabilities                        (1,127,323)
                                                   ------------
         Net assets                                $  3,353,606
                                                   ============

HMI INDUSTRIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NET SALES - Net product sales for the quarter ended March 31, 1996 were $30,804,000, a decrease of 14% from $35,790,000 in the comparable quarter for 1995. Net sales for the six months ended March 31, 1996 were $57,490,000 as compared to $65,924,000 for the six months ended March 31, 1995, a 13% decline. The sales decline was primarily the result of the UAW disruption at Bliss Manufacturing last August as described in the Company's 1995 10-K. Sales during the quarter were also affected by the UAW strike at General Motors in March 1996. Bliss Manufacturing has experienced steady growth in sales since an agreement was reached with the Employees labor association in December. Barring no other UAW disruptions within its customers' operations, management expects sales for Bliss to continue to increase during the second half of fiscal 1996.

The Company has adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this segment of Household Rental Systems have been classified as discontinued operations for the three and six month periods ended March 31, 1996 and 1995. At this time, the Company does not anticipate a loss from the disposal of this operation. Accordingly, no provision was recorded.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated by the Company's Australian, Mexican, Canadian and United States subsidiaries generated on the contracts financed.

GROSS PROFIT - Gross profit for the quarter ended March 31, 1996 was $8,544,000 or 27.7% as compared to $10,991,000 or 30.7% in the quarter ending March 31, 1995. Gross profit for the six months ended March 31, 1996 was 27.7% compared to 29.7% for the comparable period in 1995. In the Consumer Goods Division, increased production costs as a result of material price increases and production scheduling difficulties within the North American and European production units and volume decreases within the North American market resulted in a decrease in margins. The decrease in sales at Bliss generated lower gross margins as a result of the fixed cost element included in its cost of sales. This combined with low margins within the US tubular operations at Tube Form were the primary causes of decreased gross profit within the Manufactured Products division. The US tubular operations were substantially moved to Bliss' Newton Falls, Ohio production facility in April 1996. By relocating this operation, the tubular business should benefit from Bliss' extensive customer base, operating management, quality and engineering programs and lower overhead costs. These changes should allow these operations to experience increased gross margins and profitability.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased by $940,000 for the quarter as compared to the quarter ending March 31, 1995 and by

$2,282,000 for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. As a percent of revenues, selling, general and administrative costs were 27.4% for the quarter ending March 31, 1996 as compared to 21.0% for the quarter ending March 31, 1995. The increase in selling, general and administrative costs for the quarter and for the six months as a percentage of sales and in dollars is attributable to the addition of new businesses by the Company without corresponding increases in sales as of yet. These businesses such as HMI Personal Care Corporation are in the start-up phase of their operations or are businesses used to enhance the sales of the core Consumer Goods segment of the Company (i.e. finance company operations). Selling, general and administrative costs as a percentage of sales have increased as result of the decrease in sales at Bliss and Mexico. The Company's corporate structure has not been changed as a result of the decrease in sales at Bliss as the decrease is anticipated to be a temporary situation. Changes have been made within the Mexican operation, but the full benefit from these changes have not fully been realized during the period. The Company also incurred additional costs during the first three months of fiscal 1996 as a result of the Bliss labor disruption.

SPECIAL CHARGES - In connection with the move of two of the Company's production facilities and a review and rationalization of the Company's product lines, the Company performed a study of slow-moving and obsolete inventory which resulted in a write-off of inventory and the creation of an inventory reserve amounting to a one-time special charge (as well as the cost associated with the moves) of $1,300,000.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at March 31, 1996 was $25,010,000 an increase of 5% from the September 30, 1995 balance of $23,772,000. Increases in working capital are primarily attributable to increases in receivables which increased by $1,837,370 at March 31, 1996 as compared to September 30, 1995. This increase is attributable to strong sales in March as compared to September thus increasing current receivables. Inventory levels have decreased since September 30, 1995 as the result of the inventory reserves recorded during the quarter and as a result of the focus on a just-in-time inventory system. Prepaid expenses increased as a result of costs incurred during fiscal 1996 which were deferred and will be amortized over the period in which benefit is to be received as well as the deferral of specific costs related to the introduction of the Company's room air cleaner (Defender), new attachments and the ActivaJet needle less insulin injector. New market and product development outlays will be amortized over their respective benefit and income periods. Accounts payable increased by $1,858,000, primarily due to a tighter cash position.

Capital expenditures for the six months ended March 31, 1996 were $3,477,000. The Company has incurred $1,876,000 since September 30, 1995 for renovations of its new Consumer Goods production facility in Cleveland. Normal capital expenditures for the six months ended March 31, 1996 within the Consumer Goods Division were $951,000 and $650,000 within the Manufactured Products Division.

During the six month period ended March 31, 1996, the Company made another annual principal payment on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $3,333,000. This debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing

Company, requires annual principal payments of $1,666,667 in November 1996 and 1997.

The outstanding balance on the Company's line of credit was $13,994,000 at March 31, 1996, bearing interest at a prime less one percent on $13,000,000 and at prime less one-half percent on the balance over $13,000,000. The prime rate at March 31, 1996 was 8.25%. The increase in the borrowings of $4,290,000 since September 30, 1995 has funded investments in new products such as the Defender and ActivaJet and current operating activities. During February 1996, the Company negotiated an increase in its line of credit to $16,000,000 to meet anticipated requirements.

The Company is in the process of renovating its production facility acquired in June 1995. The Company negotiated a construction loan in March 1996 for $2,300,000 to finance the renovation project. The Company had draws on the construction loan of $1,490,000 during the quarter. The Company sold its existing production facility in April 1996 which provided proceeds of $490,000.

The Company borrowed $1,040,000 to fund the operations of its Australian finance company during the quarter which was secured by the Australian finance contract portfolio. Additionally, the Company received financing of $1,294,000 during the six months ended March 31, 1996 for the purchase of equipment for the Manufactured and Consumer Goods businesses.

The effect of foreign exchange fluctuations is primarily limited to the
Canadian and Mexican operations.   The impact of the devaluation in Mexico
during the quarter ended March 31, 1996 was $367 ,000 and has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In management's opinion, the amount of additional adjustments, if any, should not have a material effect on consolidated shareholders' equity.

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

                              HMI INDUSTRIES INC.
                   PART II - OTHER INFORMATION AND SIGNATURE
                                 MARCH 31, 1996


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



                                              HMI Industries Inc.
                                              -------------------------
                                              Registrant

Date:    May 15, 1996                         \s\Kelley L. Crookston
                                              --------------------------
                                               Corporate Controller