Form 10-Q
period 1996-06-30
HMI INDUSTRIES INC
filed 1996-08-14
CIK 46445

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number _________________________________________________________

                              HMI Industries Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-1202810
- -------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

                   3631 Perkins Avenue, Cleveland, Ohio 44114
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (216) 432-1990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock -- $1 Par Value 4,924,370 Shares
                 ---------------------------------------------
                       Outstanding as of August 12, 1996
                 ---------------------------------------------

HMI INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1996 AND SEPTEMBER 30, 1995

                                                               (Unaudited)
                                                                 June 30,      September 30,
                                                                   1996            1995
- -------------------------------------------------------------------------------------------
ASSETS --
Current Assets:
  Cash and cash equivalents ................................   $    462,414    $    570,759
  Trade accounts receivable, net ...........................     24,816,713      26,025,887
  Finance contracts receivable .............................      3,277,287       2,587,085
  Notes receivable .........................................        598,435       1,049,389
  Inventories ..............................................     15,377,749      16,681,891
  Deferred income taxes ....................................        943,423         721,666
  Prepaid expenses .........................................      2,648,624       2,148,088
                                                               ------------    ------------
      Total current assets .................................     48,124,645      49,784,765
                                                               ------------    ------------

Property, plant and equipment, net .........................     16,584,173      15,012,400
                                                               ------------    ------------
Other assets:
  Long-term notes receivable ...............................        334,123         334,123
  Cost in excess of assets acquired, net ...................     12,731,374      12,985,128
  Deferred income taxes ....................................        296,617         496,537
  Unamortized trademarks ...................................        243,111       1,557,078
  Finance contracts receivable .............................      4,813,253       3,561,278
  Other ....................................................      3,331,518         134,726
                                                               ------------    ------------
      Total other assets ...................................     21,749,996      19,068,870
                                                               ------------    ------------
      Total assets .........................................   $ 86,458,814    $ 83,866,035
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY --
Current liabilities:
  Line of credit ...........................................   $    571,000    $  2,204,384
  Trade accounts payable ...................................     12,356,050      10,940,597
  Dividends payable ........................................        430,883         429,716
  Income taxes payable .....................................      1,186,917       2,737,429
  Accrued expenses and other liabilities ...................      7,577,195       7,673,887
  Long-term debt due within one year .......................      3,908,081       2,026,759
                                                               ------------    ------------
     Total current liabilities .............................     26,030,126      26,012,772
                                                               ------------    ------------
Long-term liabilities:
  Long-term debt (less amounts due within one year) ........     22,181,460      14,050,715
  Deferred income taxes ....................................        105,456         165,495
  Other ....................................................      3,097,749       1,297,740
                                                               ------------    ------------
      Total long-term liabilities ..........................     25,384,665      15,513,950
                                                               ------------    ------------
Stockholders' equity:
  Preferred stock, $5 par value; authorized,
    300,000 shares; issued, none ...........................             --              --
  Common stock, $1 par value; authorized,
    10,000,000 shares; issued, 5,295,556 shares ............      5,295,556       5,295,556
  Capital in excess of par value ...........................      7,637,869       7,521,851
  Retained earnings ........................................     27,043,397      34,034,294
  Cumulative translation adjustment ........................     (3,146,815)     (2,663,904)
                                                               ------------    ------------
                                                                 36,830,007      44,187,797
  Less treasury stock 381,186 shares, at cost ..............      1,785,984       1,848,484
                                                               ------------    ------------
      Total stockholders' equity ...........................     35,044,023      42,339,313
                                                               ------------    ------------
      Total liabilities and stockholders' equity ...........   $ 86,458,814    $ 83,866,035
                                                               ============    ============

See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                               1996            1995            1996            1995
- ----------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales ...........................................   $ 26,698,531    $ 32,520,104    $ 84,188,812    $ 98,444,533
  Financing revenue and other .........................        190,760         211,787         727,537         799,645
                                                          ------------    ------------    ------------    ------------
                                                            26,889,291      32,731,891      84,916,349      99,244,178
Operating costs and expenses:
  Cost of products sold ...............................     19,832,132      23,623,949      61,378,231      69,909,861
  Selling, general and administrative expenses ........      8,626,633       7,140,505      24,794,596      20,836,695
  Interest expense ....................................        514,830         368,729       1,264,547       1,097,671
  Other expenses ......................................        209,126         199,076         510,603         553,596
  Special charges .....................................        243,512              --       1,541,923              --
                                                          ------------    ------------    ------------    ------------
    Total expenses ....................................     29,426,233      31,332,259      89,489,900      92,397,823
                                                          ------------    ------------    ------------    ------------

Income (loss) before income taxes .....................     (2,536,942)      1,399,632      (4,573,551)      6,846,355

Provision for income taxes ............................       (620,000)        549,893      (1,080,000)      2,093,277
                                                          ------------    ------------    ------------    ------------

Income (loss) before discontinued operations ..........     (1,916,942)        849,739      (3,493,551)      4,753,078

Loss from discontinued operations .....................       (182,432)        (57,009)     (1,405,899)       (627,989)
Loss on disposal ......................................       (800,000)             --        (800,000)             --
                                                          ------------    ------------    ------------    ------------

Net income (loss) .....................................   $ (2,899,374)   $    792,730    $ (5,699,450)   $  4,125,089
                                                          ============    ============    ============    ============


Weighted average number of shares outstanding .........      4,914,408       4,998,330       4,909,684       4,991,361
                                                          ============    ============    ============    ============

Earnings per common share:
  Income (loss) before discontinued operations ........   $      (0.39)   $       0.17    $      (0.71)   $       0.95
  Loss from discontinued operations ...................   $      (0.04)   $      (0.01)   $      (0.29)   $      (0.13)
  Loss from disposal ..................................   $      (0.16)   $         --    $      (0.16)   $         --
                                                          ------------    ------------    ------------    ------------
  Net income (loss) ...................................   $      (0.59)   $       0.16    $      (1.16)   $       0.83
                                                          ============    ============    ============    ============

Cash diviends per common share ........................   $      0.088    $      0.088    $      0.263    $      0.263
                                                          ============    ============    ============    ============

See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                                                                               1996           1995
- --------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss) ....................................................   $(5,699,450)   $ 4,125,089
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
        Depreciation and amortization ..................................     2,938,767      2,772,765
        Provision for losses on receivables ............................     1,017,980        483,933
        Amortization of deferred non-compete agreement .................            --        300,000
        Deferred income taxes ..........................................      (179,324)       320,126
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables .................................    (2,285,102)    (2,571,842)
    Decrease (increase) in inventories .................................       984,253     (3,098,785)
    Decrease (increase) in prepaid expenses ............................      (833,894)         4,588
    Increase (decrease) in accounts payable ............................     1,551,114      1,294,241
    Increase (decrease) in accrued expenses and other liabilities ......     2,081,249     (1,701,121)
    Increase (decrease) in income taxes payable ........................    (1,550,512)       195,682
    Other, net .........................................................       762,450         13,992
                                                                           -----------    -----------
            Net cash provided (used) in operating activities ...........    (1,212,469)     2,138,668
                                                                           -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of building .......................................       489,783             --
  Capital expenditures .................................................    (5,668,514)    (2,635,273)
                                                                           -----------    -----------
            Net cash used in investing activities ......................    (5,178,731)    (2,635,273)
                                                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from line of credit .........................................     5,866,616      5,169,333
  Proceeds from mortgage ...............................................     2,214,923             --
  Payment of long term debt ............................................    (2,359,886)    (1,136,438)
  Proceeds from financing ..............................................     2,334,392             --
  Dividends paid .......................................................    (1,290,279)    (1,278,786)
  Sale of treasury shares ..............................................            --        166,491
                                                                           -----------    -----------
            Net cash provided by financing activities ..................     6,765,766      2,920,600
                                                                           -----------    -----------

Effect on exchange rate changes on cash ................................      (482,911)    (2,663,454)
                                                                           -----------    -----------

Net decrease in cash and cash equivalents ..............................      (108,345)      (239,459)
Cash and cash equivalents, beginning of period .........................       570,759        690,177
                                                                           -----------    -----------
Cash and cash equivalents, end of period ...............................   $   462,414    $   450,718
                                                                           ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                               HMI INDUSTRIES INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996

(1) Certain prior year amounts have been reclassified to conform to the 1996 classifications.

(2) The consolidated financial statements included in this report have been prepared by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries. In the opinion of the Company, these consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1996 and September 30, 1995, the results of operations for the three months and nine months ended June 30, 1996 and 1995 and the cash flows for the nine months ended June 30, 1996 and 1995. Independent public accountants have not audited the June 30, 1996 statements.

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

(4) Inventories at June 30, 1996 and September 30, 1995 consist of the following:

                                        June 30,           September 30,
                                      -----------          -------------
     Finished Goods                   $ 7,621,000           $ 6,274,061
     Work-in-process, raw
       materials and supplies           7,756,749            10,407,830
                                      -----------           -----------
                                      $15,377,749           $16,681,891

(5) The Company has adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the three and nine month periods ended June 30, 1996 and 1995. The Company recorded an estimated loss on disposal of the operation of $800,000 during the quarter. Net assets of Household Rental Systems are included in other assets as assets held for sale.

(6) During the quarter, the Company assumed a mortgage of $323,000 and relieved a note receivable for $302,000 in exchange for $625,000 of fixed assets.

HMI INDUSTRIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET SALES -- Net product sales for the quarter ended June 30, 1996 were $26,699,000, a decrease of 18% from $32,520,000 in the comparable quarter for 1995. Net sales for the nine months ended June 30, 1996 were $84,189,000 as compared to $98,445,000 for the nine months ended June 30, 1995, a 14% decline. The sales decline was primarily the result of the UAW disruption at Bliss Manufacturing last August as described in the Company's 1995 10-K. Sales for the quarter and for the nine months have not fully recovered and the UAW strike at General Motors in March 1996 further hampered the rebound of sales for Bliss Manufacturing. The Consumer Goods Division also experienced a decline in sales for the quarter as a result of a decrease of sales to the Company's Asian and North American markets.

As reported in the second fiscal quarter, the Company has adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this segment of Household Rental Systems have been classified as discontinued operations for the three and nine month periods ended June 30, 1996 and 1995. The Company recorded an estimated loss on disposal of the operation of $800,000 during the quarter.

FINANCING REVENUE AND OTHER INCOME -- Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Mexican, Canadian and United States subsidiaries.

GROSS PROFIT -- Gross profit for the quarter ended June 30, 1996 was $6,866,000 or 25.7% as compared to $8,896,000 or 27.4% in the quarter ending June 30, 1995. Gross profit for the nine months ended June 30, 1996 was 27.1% compared to 29.0% for the comparable period in 1995. In the Consumer Goods Division, increased production costs as a result of material price increases, production scheduling difficulties within the North American and European production units and volume decreases within the North American and Asian market resulted in a decrease in margins. The decrease in sales at Bliss generated lower gross margins as a result of the fixed cost element included in its cost of sales. This combined with low margins within the US tubular operations at Tube Form were the primary causes of decreased gross profit within the Manufactured Products division. The US tubular operations were moved to Bliss' Newton Falls, Ohio production facility during the quarter. The tubular operations experienced difficulties in the quarter due to production set-up and an untrained workforce. These problems have been resolved and management anticipates that by relocating this operation, the tubular business should benefit from Bliss' extensive customer base, operating management, quality and engineering programs and lower overhead costs. These changes should allow these operations to experience increased gross margins and profitability.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased by $1,486,000 for the quarter as compared to the quarter ending June 30, 1995 and by $3,958,000 for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. As a percent of revenues, selling, general and administrative costs were 32.1% for the quarter ending June 30, 1996 as compared to 21.8% for the quarter ending June 30, 1995. The increase in selling, general and administrative costs for the quarter and for the nine months as a percentage of sales and in dollars is attributable to the addition of new businesses and products by the Company without corresponding increases in sales as of yet. These businesses such as HMI Personal Care Corporation are in the start-up phase of their operations. Also included in selling, general and administrative costs for the quarter is a provision of $200,000 to record the Mexican finance contract portfolio at its estimated net realizable value. The Company is currently investigating opportunities on exiting the direct sales business within Mexico and creating an independent distributor for this market. The Company also incurred additional costs during the first three months of fiscal 1996 as a result of the Bliss labor disruption.

SPECIAL CHARGES -- In connection with the move of two of the Company's production facilities and a review and rationalization of the Company's product lines, the Company performed a study of slow-moving and obsolete inventory which resulted in a write-off of inventory and the creation of an inventory reserve amounting to non-recurring special charges (as well as the cost associated with the moves) of $244,000 for the quarter and $1,542,000 for the nine months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at June 30, 1996 was $22,095,000 a decrease of 7% from the September 30, 1995 balance of $23,772,000. Decreases in working capital are primarily attributable to decreases in receivables which decreased by $2,285,000 at June 30, 1996 as compared to September 30, 1995. This decrease is attributable to strong sales in September as compared to June thus decreasing current receivables. Inventory levels have decreased since September 30, 1995 as the result of the inventory reserves recorded during the period and as a result of the focus on a just-in-time inventory system. Prepaid expenses increased as a result of costs incurred during fiscal 1996 which were deferred and will be amortized over the period in which benefit is to be received as well as the deferral of specific costs related to the introduction of the Company's room air cleaner (Defender), new attachments and the ActivaJet needle less insulin injector. New market and product development outlays will be amortized over their respective benefit and income periods. Accounts payable increased by $1,551,000, primarily due to a tighter cash position.

Capital expenditures for the nine months ended June 30, 1996 were $5,669,000. The Company has incurred $2,737,000 since September 30, 1995 for renovations of its new Consumer Goods production facility in Cleveland. Normal capital expenditures for the nine months ended June 30, 1996 within the Consumer Goods Division were $1,778,000 and $1,154,000 within the Manufactured Products Division.

During the nine month period ended June 30, 1996, the Company made another annual principal payment on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of

$3,333,000. This debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, requires annual principal payments of $1,666,667 in November 1996 and 1997.

The outstanding balance on the Company's line of credit was $15,571,000 at June 30, 1996, bearing interest at prime less one percent on $13,000,000 and at prime less one-half percent on the balance over $13,000,000. The prime rate at June 30, 1996 was 8.25%. The increase in the line of credit of $5,867,000 since September 30, 1995 has funded investments in new products such as the Defender and ActivaJet and current operating activities.

The Company is in the process of renovating its production facility acquired in June 1995. The Company negotiated a construction loan in March 1996 for $2,300,000 to finance the renovation project. The Company had draws on the construction loan of $2,215,000 during the nine months ended June 30, 1996. The Company sold its existing production facility in April 1996 which provided proceeds of $490,000.

The Company borrowed $1,040,000 to fund the operations of its Australian finance company during the nine month period ended June 30 ,1996 which was secured by the Australian finance contract portfolio. Additionally, the Company received financing of $1,294,000 during the nine months ended June 30, 1996 for the purchase of equipment for the Manufactured and Consumer Goods businesses.

The effect of foreign exchange fluctuations is primarily limited to the Canadian and Mexican operations. The impact of the devaluation in Mexico during the quarter ended June 30, 1996 was $483,000 and has been reflected as a component of equity based on the nature of the Company's investment and intended timing of repayment of the amounts due. The value of the Mexican Peso versus the US dollar continues to fluctuate. In management's opinion, the amount of additional adjustments, if any, should not have a material effect on consolidated shareholders' equity.

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

                               HMI INDUSTRIES INC.
                   PART II -- OTHER INFORMATION AND SIGNATURE
                                  JUNE 30, 1996


                          PART II -- OTHER INFORMATION

                                      NONE



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.


                                        HMI Industries Inc.
                                        ----------------------------------------
                                        Registrant

Date: August 14, 1996                   \s\ Kelley L. Crookston
                                        ----------------------------------------
                                        Corporate Controller