Form 10-K405
period 1996-09-30
HMI INDUSTRIES INC
filed 1996-12-30
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996       Commission File Number 1-6220


                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   36-1202810
-----------------------------------          --------------------------------
 (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

      3631 PERKINS, CLEVELAND, OHIO                               44114
---------------------------------------                     ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

     Registrant's telephone number, including area code:  (216) 432-1990

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            (TITLE OF EACH CLASS)
                     ------------------------------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorportated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X  No
    ---    ---

The aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on December 18, 1996 was approximately $10,300,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at December 18, 1996
------------------------------------        --------------------------------
Common stock, $1 par value per share                  4,924,370


                     DOCUMENTS INCORPORATED BY REFERENCE

The follow documents are incorporated by reference in this Form 10-K.

1. Portions of the Proxy Statement for the 1997 Annual Meeting, incorporated into Part III (items 10,11,12,13).

Index to Exhibits is found on page 42.         This report consists of 45 pages.
================================================================================

TABLE OF CONTENTS
-----------------

PART I.                                                                 Page
-------                                                                 ----

Item 1.    Business

(a)          General Development of Business  .  .  .  .  .  .  .  .  .    3
(b)          Financial Information About Industry Segments   .  .  .  .    4
(c)          Narrative Description of Business   .  .  .  .  .  .  .  .    4
               Consumer Goods  .  .  .  .  .  .  .  .  .  .  .  .  .  .    4
               Manufactured Products .  .  .  .  .  .  .  .  .  .  .  .    7
                 Metal Stamping and Metal Formed Tubing   .  .  .  .  .    7
                 Tools, Dies and Specialty Machinery  .   .  .  .  .  .    8
               Employees  .  .  .  .  .  .  .  .  .   .   .  .  .  .  .    8
               Environmental Policies and Controls    .   .  .  .  .  .    9
               Methods of Production and Raw Materials    .  .  .  .  .    9
(d)          Financial Information About foreign and Domestic
               Operations and Export Sales   .  .  .  .   .  .  .  .  .    9
             Executive Officers of the Registrant  .  .   .  .  .  .  .   10
Item 2.    Properties   .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .   11
Item 3.    Legal Proceedings  .  .  .  .  .  .  .  .  .   .  .  .  .  .   12
Item 4.    Submission of Matters to a Vote of Security Holders  .  .  .   12

PART II.
--------

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matter  .  .  .  .  .  .  .  .   .  .  .  .  .   12
Item 6.    Selected Financial Data  .  .  .  .  .  .  .   .  .  .  .  .   13
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations   .  .   .  .  .  .  .   14
Item 8.    Financial Statements and Supplementary Data    .  .  .  .  .   17
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure   .   .  .  .  .  .  .   17

PART III.
---------

Item 10.   Directors and Executive Officers of Registrant .  .  .  .  .   18
Item 11.   Executive Compensation .  .  .  .  .  .  .  .  .  .  .  .  .   18
Item 12.   Security ownership of Certain Beneficial Owners and
             Management  .  .  .  .  .   .   .   .  .  .  .  .  .  .  .   18
Item 13.   Certain Relationships and Related Transactions .  .  .  .  .   18

PART IV.
--------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K .  .  .  .  .  .   .   .   .  .  .  .  .  .  .  .   18

           SIGNATURES .  .  .  .  .  .   .   .   .  .  .  .  .  .  .  .   19
           INDEX TO  FINANCIAL  STATEMENTS   .   .  .  .  .  .  .  .  .   21
           INDEX TO EXHIBITS   .  .  .   .   .   .  .  .  .  .  .  .  .   42

PART I.
-------

Item 1.  Business
-----------------

(a)  General Development of Business
     -------------------------------

HMI Industries Inc. (the "Company" or "registrant") was known as Health-Mor Inc. until January, 1995. The Company was reorganized in 1968 as a Delaware corporation, succeeding an Illinois corporation originally formed in 1928. The business of the Company is carried out through two primary divisions. The Consumer Goods Division manufactures and sells floor care and air filtration products, primarily portable bagless vacuum cleaners sold under the trade names "Filter Queen", "Princess", "Majestic" and "Empress", central vacuum cleaning systems sold under the trade names "Vacu-Queen" and "Majestic II", portable canister vacuums sold under the trade names "Optima" and "ElektraPure", and an upright vacuum sold under the trade name "Princess 2000". Portable room air cleaners are sold under the trade name "Defender" and carpet cleaning systems under the trade name "Easy Way" are both sold and leased. This division also sells needle-free insulin injectors under the "AdvantaJet" name and certain tubular consumer products, both of which are manufactured by subsidiaries in the Manufactured Products Division. The "SuperNaturals" product line of environmentally superior cleaning products was developed by the Company to replace the products formerly sold under the "Down-to-Earth" trade name. The operations of the Consumer Goods Division are carried on through the operations at the Perkins Avenue facility in Cleveland, Ohio, and the following wholly-owned subsidiaries: HMI Incorporated (incorporated in Ontario, Canada); Home Impressions Inc. (incorporated in Delaware); Health-Mor Personal Care Corp. (incorporated in Delaware); Health-Mor International, Inc., which meets the qualifications under the Internal Revenue Code as a foreign sales corporation (incorporated in the U.S. Virgin Islands); Health-Mor Acceptance Corporation (incorporated in Delaware), HMI Acceptance Corporation (incorporated in Ontario, Canada) and Health-Mor Acceptance PTY Ltd. (incorporated in Sydney, Australia).

The Manufactured Products Division engages in the fabrication and sale of commercial and industrial stamped components, metal formed tubular products and machined components, and the manufacture of needle-free insulin injectors. The operations of this division are carried out by Bliss Manufacturing Company (incorporated in Ohio) and Tube-Fab Ltd. (incorporated in Ontario, Canada), both wholly-owned subsidiaries of the Company.

In 1996 the Company introduced its portable room air cleaner sold under the trade name "Defender". This air cleaner, which surpasses HEPA filtration standards (High Efficiency Particulate Air), is being sold by the Home Impressions group through independent retail vacuum stores and through the Filter Queen direct distribution system.

In 1996 the Company added the Medi-Filter to its filtering package for the Filter Queen in North America. This cone-shaped electrostatic filter, when used with the standard cellulose filter cone, filters at an efficiency of 99.98% for particles larger than .1 micron. This level of filtration surpasses HEPA standards.

The Company-developed "SuperNaturals" brand of environmentally-superior but powerful cleaning products were introduced in fiscal 1996. These products are distributed through the Filter Queen direct distribution system and through independent sales representatives.

The Company recently closed its distribution system in Mexico, the only country in which it owned its own distribution system. The Mexican subsidiary had significant fixed overhead costs, and the continuing serious economic problems in Mexico resulted in significant operating losses which the Company did not believe would be reversed for some time. The Company decided to close this subsidiary and cease operations in order to prevent further losses. The Company is exploring ways to distribute its products in Mexico in the same manner as they are distributed elsewhere in the world.

(b)      Financial Information About Industry Segments
         ---------------------------------------------

The net sales and operating income of each industry segment and the identifiable assets attributable to each industry segment for the years ended September 30, 1996, 1995 and 1994 are set forth in Note 12 (Business Segments) of the Notes to the Consolidated Financial Statements found on page 37.

(c)      Narrative Description of Business
         ---------------------------------

Consumer Goods
--------------

The principal products of the Consumer Goods Division of the Company are floor care and air filtration products, primarily portable vacuum cleaners and central vacuum cleaning systems. Portable bagless vacuum cleaners are sold under the trade names "Filter Queen", "Princess", "Majestic" and "Empress". Portable canister vacuums are sold under the trade names "Optima" and "ElektraPure". The product line also includes an upright vacuum cleaner sold under the trade name "Princess 2000". The central vacuum cleaning systems are sold under the trade names "Vacu-Queen" and "Majestic II". The bagless portable and portable canister vacuums consist of a canister type suction cleaner, motorized vacuum cleaning head with a revolving brush ("Pow-R-Nozzle"), hose, wand, brushes and other cleaning tools. The Company also offers accessories for use with its bagless and canister vacuum cleaners, most of which are attached to the exhaust outlet and may be used as room deodorizers, air circulators, and for other blowing operations such as the spraying of liquids. The central vacuum cleaning systems use the motorized vacuum cleaning head with a revolving brush, as well as the hose, wand, brushes and other cleaning tools. The Company also manufactures straight suction attachments, which do not have a motorized vacuum cleaning head.

The Filter Queen cleaning system has been registered by Underwriters Laboratories and Canadian Standards Authority as an Air Filtration Device, which support filtration claims and potentially expand the market of customers.

The Company manufactures a commercial model of its Princess vacuum cleaner which it sells to business and industrial users. The Company also manufacturers vacuum cleaner power nozzle heads for other vacuum cleaner companies on a private label basis.

The floor care products of the Consumer Goods Division are marketed throughout the United States, Canada, and forty-five other countries. The Company markets the Filter Queen Majestic and the Empress through independent distributors who sell in the home directly through their own independent representatives and who also sell indirectly through the representatives of smaller independent local distributors. In certain foreign markets, the Princess and the ElektraPure are also marketed in a similar manner. Optima is marketed through retail stores, while the Princess 2000 is marketed on a direct basis.

Home Impressions Inc. is dedicated to marketing products related to home convenience and comfort. The product offerings are manufactured by the Company's existing divisions as well as being sourced from other manufacturers. New marketing techniques and distribution channels are utilized on a national and international basis. Catalog distribution and telemarketing are some of the venues being tested by the Company as a means to exploit this significant business potential.

The Home Impressions product line also includes a retail product grouping of floor care products, including the "Optima", "Princess 2000", "ElektraPure" and "Vacu-Queen". Except for the "Princess 2000", these products are sold primarily through specialty retail vacuum stores in North America. The "Princess 2000" is sold through a direct sales network. Home Impressions is selling the "ElektraPure" and "Vacu-Queen" internationally at the retail level, and will begin selling the "Optima" internationally during the next year.

Central vacuum cleaning systems are marketed worldwide under the trade name "Vacu-Queen" through retail distributors and under the trade name "Majestic II" through direct distributors. The Company also markets the Vacu-Queen to building contractors and developers for installation in newly constructed homes and apartments.

In 1996, the Company introduced a line of environmentally superior household cleaning products under the name "SuperNaturals". These cleaning products, which include laundry detergent, fabric softener, non-chlorine powdered bleach, dishwashing liquid, all purpose cleaner, tile cleaner, toilet bowl cleaner and glass cleaner, were developed exclusively for the Company and replaced the "Down-to-Earth" product line. SuperNaturals are sold by the direct Filter Queen distribution system and by independent sales representatives.

Household Rental Systems ("HRS") provides carpet cleaning systems for rent to consumers through the Filter Queen direct distribution network and through independent retail vacuum cleaner stores under the names "Easy Off" in Canada and "Easy Way" in the United States. HRS also rents carpet cleaning systems to consumers through leading grocery chains, drug stores and hardware stores in Canada. The Company estimates that HRS controls approximately 80% of this market in Canada. Independent direct distributors also rent machines to consumers through in-home delivery and pick up. The Easy-Way and Easy Off product lines are full lines of cleaning solutions for use with HRS products, with other similar products or individually. These products are sold by existing retail and Distributor organizations. HRS products meet strong competition for the carpet cleaning systems from seven major competitors, most of which are larger than HRS or are part of larger companies with greater resources than HRS. The Canadian HRS business has been reported as discontinued operations.

Health-Mor Personal Care Corp. markets the AdvantaJet needle-free insulin injector and other health care products. Customer service is crucial to this product line. Local advertising, telemarketing and direct mail are used to reach those consumers who can benefit from the AdvantaJet. Health-Mor Personal Care Corp. works with medical professionals and consumer groups to target the customer base. There are two other devices which compete with the AdvantaJet. The Company owns a number of patents in the United States, Canada, United Kingdom, Japan, and various European countries covering the needle-free insulin injectors. Active distributor agreements are in effect to distribute this product in the Japan, Korea, Spain, Italy, France and certain countries in Africa and the Middle East.

The Company meets strong competition in the sale of its vacuum cleaners and central vacuum systems. In the case of sales through in-home solicitation, this competition is primarily with vacuum cleaner equipment in use in the home at the time of the sales presentation. In the case of sales through retail vacuum cleaner stores, this competition is with the vacuum cleaner equipment in use in the home at the time of the customer's inquiry and with other brands of vacuum cleaners and central vacuum systems sold by the particular store. There are over twenty significant vacuum cleaner manufacturers, plus many regional and private label manufacturers, who make over forty brand name vacuum cleaners in the United States. Most of these are sold through department stores, discount houses, appliance shops and by catalog, generally at substantially lower prices than the Filter Queen, and often at lower prices than the Empress, Optima and ElektraPure. There are approximately twenty manufacturers in the United States and Canada of central vacuum systems. There are nine companies which compete significantly with the Company in the United States and eight companies which compete significantly with the Company in Canada in distribution of vacuum cleaners by in-home solicitation. Many of its competitors in the sale of vacuum cleaners are substantially larger and have greater resources than the Company. The Company believes that its vacuum cleaners are competitive with other vacuum cleaners because of their performance and warranty. It is the practice of the Company, along with other companies in the vacuum cleaner industry, to maintain significant amounts of inventory to meet the rapid delivery requirements of customers. The Consumer Goods Division of the Company operates without a backlog.

The Company's Product Development Department, established to create, engineer and oversee the market launch of new and innovative products, introduced the "Defender" portable room air cleaner in 1996, and also added the Medi-Filter to the filtration package of the Filter Queen Majestic. Management believes these products will create unparalleled air filtration in the vacuum cleaner, filtration and other industries. This department also developed the newly-designed "Easy-Way" carpet cleaner in 1996.

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

The Company's financing program, through its subsidiaries, Health-Mor Acceptance Corporation and HMI Acceptance Corporation continues to expand. Health-Mor Acceptance PTY Ltd. was incorporated in Sydney Australia, to offer consumer financing of the Company's products in that country. Filter Queen distributors cite the program's original objective of increasing dealer retention for its continued value to the distribution network. Risk is limited through agreements between the companies and the distribution network which provide for the disbursement of funds to the distribution network after funds are received by the Company from the customer.

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

Manufactured Products
---------------------

The Manufactured Products Division of the Company consists of commercial and industrial stamped components, metal formed tubular products, machined components, tools, dies and specialty products and production of needle-free insulin injection systems.

Metal Stamping and Metal Formed Tubing
--------------------------------------

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

In 1996 Bliss continued to increase its capacity with state-of-the-art technology by adding three additional large presses in its Newton Falls plant. This will enhance Bliss' capabilities in the area of large size products.

The ISO 9002 approval granted to Bliss by Freightliner and Volvo has provided additional opportunities as well for special truck order requests.

The customers of Bliss issue releases for parts depending upon their own requirements. Therefore, Bliss operates without a backlog.

The business of Bliss is significantly dependent upon several automotive manufacturers. In the event that a significant portion of the automotive business were to cease immediately, and the revenues were not replaced with sales to other customers, whether existing or new, the loss could have a material adverse effect on the registrant and its subsidiaries, taken as a whole. However, the registrant believes that its relationship with these customers is good and, although it anticipates the loss of business for particular parts from time to time as the products in which those parts are incorporated are discontinued or substantially changed, the registrant believes that it can, at least in part, make up for such losses through existing or new customers.

Bliss Tubular (formerly Tube Form Inc. ), a division of Bliss, engages in the bending and sale of steel, aluminum and copper tubing. Bliss Tubular markets its products principally throughout the United States primarily to industrial consumers in the appliance, vacuum cleaner, machine tool, marine, pneumatic, hydraulic and trucking industries.

Bliss Tubular experiences strong competition from thousands of competitors, none of whom has any sizable share of the market for such products.

Aggregate sales backlog on September 30, 1996 and 1995 were approximately $430,000 and $3,614,000, respectively. It is expected that this operation will fill its entire backlog in the current fiscal year.

Tube-Fab Ltd. ("Tube-Fab"), a wholly-owned subsidiary of the Company, is engaged in the manufacture of high quality tubular products for the aircraft, military, communications and specialty architectural industries.

Tube-Fab experiences strong competition from numerous competitors, none of whom has any sizable share of the market for such products.

Sales backlog on September 30, 1996 and 1995 was approximately $525,000 and $570,000, respectively. It is expected that this backlog will be filled during the current fiscal year.

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

MPD also manufactures the needle-free insulin injection system sold by HMI Personal Care Corp.

Sales backlog for MPD as of September 30, 1996 and 1995 was approximately $420,000 and $439,000, respectively. It is expected that this backlog will be filled during the current fiscal year.

Employees
---------

The Company and its subsidiaries employed 935 persons at September 30, 1996 throughout the world.

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

Methods of Production and Raw Materials
---------------------------------------

The Consumer Goods Division of the Company assembles finished parts purchased from various suppliers. Bliss Tubular and Tube-Fab purchase metal tubing from various suppliers and engage in finishing operations, such as bending, beading and flaring. MPD manufactures needle-free insulin injectors and precision machined parts for the aerospace industry. Bliss purchases steel (both coil and blank) from various suppliers and stamps metal parts for its customers. Bliss also engages in welding and painting of certain parts, including the painting of parts for other companies.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales
     ----------------------------------------------------------------------

Financial information relating to foreign and domestic operations for the years ended September 30, 1996, 1995 and 1994 are set forth in Note 12 (Business Segments) of the Notes to Consolidated Financial Statements found on page 37.


Executive Officers of the Registrant
-----------------------------------

NAME                     AGE               POSITION AND TERMS OF SERVICE AS OFFICER
----                     ---               ----------------------------------------

Kirk W. Foley            54        President (1) and Chief Executive Officer (2)
William M. Duvall        66        Chairman and Chief Executive Officer, Bliss Mfg. Co. (3)
William A. Adams         50        President and Chief Operating Officer, Bliss Mfg. Co. (4)
Kevin Dow                40        Vice President - Treasury and Administration and
                                     Treasurer (5)
Sherwin Ellens           59        Vice President - Direct Sales (6)
Michael Harper           40        Corporate Controller (7)


(1) On December 5, 1996, the Board of Directors named James R. Malone as Chairman of the Board of Directors. Former Chairman, Kirk W. Foley will remain President and Chief Executive Officer. Mr. Malone is currently Chairman and Acting President of Anchor Glass Container Corporation. Mr. Malone's election as Director and Chairman of the Board will be placed before the shareholders at the next Annual Shareholders meeting.

(2) Mr. Foley has served as President or Chairman of the Board and as Chief Executive Officer of the Company since 1989. Mr. Foley has served as Chairman of Tube-Fab Ltd., a subsidiary of the Company, since 1987 and has served as President of HMI Incorporated, a subsidiary of the Company, since 1988.

(3) Mr. Duvall is Chairman of the Board of Bliss Manufacturing Co. and its Chief Executive Officer. Mr. Duvall served as President of Bliss from 1990 until 1993.

(4) Mr. Adams has been the President and Chief Operating Officer of Bliss Manufacturing Co. since 1993. Mr. Adams was the Vice President and General Manager of Tridon, Inc. from 1992 to 1993, and was Vice President - Manufacturing and Technology for Tridon Ltd. from 1988 to 1992.

(5) Mr. Dow has served as Vice President - Treasury and Administration of the Company since March, 1996. He served as Vice President - Finance and Administration from 1989 to 1996. He has served as Treasurer from August, 1995 to January, 1996, and since December, 1996.

(6) Mr. Ellens has served as Vice President - Direct Sales since January, 1996. From 1995 to 1996, he served as Director of Direct Sales worldwide. From 1992 to 1995, he served as Director of Direct Sales for North America. From 1990 to 1992, he served as Manager of Direct Sales for the United States.

(7) Mr. Harper was elected Corporate Controller in December, 1996. He has served as Vice President, Finance for Bliss Manufacturing Company since January, 1996. For over sixteen years prior to that time he served in various financial management capacities with The Sherwin-Williams Company, most recently as the Controller of the Transportation Services Division.

Kevin Dow, Vice President-Treasury and Administration and Treasurer, is the first cousin of Barry L. Needler, a director.


Item 2. Properties
------------------

The following table sets forth by industry segment, the location, character and size (in square feet) of the real estate used in the operations of the Company and its subsidiaries at September 30, 1996:

                                                                                             SQUARE FEET
                                                                                      ---------------------------
LOCATION                                               CHARACTER                         OWNED         LEASED
---------------------------------------------------    ------------------------      ------------    ----------
CONSUMER GOODS DIVISION
  United States of America
  ------------------------
  Cleveland, Ohio                                      Office, Plant &               210,000
                                                       Warehouse

  Bradley, Illinois                                    Office & Warehouse              7,516

  Canada
  -------
  Mississauga, Ontario                                 Office & Warehouses                            48,302
  Dorval, Quebec                                       Office & Warehouse                              4,762
  Calgary, Alberta                                     Office & Warehouse                              4,490
  Surrey, British Columbia                             Office & Warehouse                              4,100
  Edmonton, Alberta                                    Office & Warehouse                              3,513
  Moncton, New Brunswick                               Office & Warehouse                              3,000
  Winnipeg, Manitoba                                   Office & Warehouse                              2,473
  Vancouver, British Columbia                          Office & Store                                  1,700
  Burlington, Ontario                                  Office & Store                                  1,100

MANUFACTURED PRODUCTS DIVISION
  Tools, Dies & Specialty Machinery
  ---------------------------------
  Charlottetown, Prince Edward Island                  Office, Plant &                20,000
                                                       Warehouse

  Metal Stamping and Metal Formed Tubing
  --------------------------------------
  Newton Falls, Ohio                                   Office, Plant &               400,000
                                                       Warehouse
  Youngstown, Ohio                                     Office, Plant &               150,000
                                                       Warehouse
  Bedford Heights, Ohio                                Office, Plant &                76,238      [1]
                                                       Warehouse
  Mississauga, Ontario                                 Office & Plant                                 26,000


[1] During the fourth quarter, the Company entered into a Purchase Agreement to sell this facility. The sale closed in December 1996. All production has been moved to the Metal Stamping Plant in Newton Falls, Ohio.


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

Item 3.  Legal Proceedings
--------------------------

Claims arising in the ordinary course of business are pending against the Company. Although these are in various stages of the litigation process, management believes that none of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable

PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

The common stock of the Company is listed and traded on the NASDAQ Stock Market under the symbol HMII. As of September 30, 1996, there were approximately 278 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of the Company's common stock on the Nasdaq Stock Exchange for the years ended September 30, 1996 and 1995, are as follows:

1996
                               High                        Low                         Dividend
                         ------------------          ------------------          -------------------
1st Quarter                  15                           11 1/4                       $ .0875
2nd Quarter                  12 1/4                        7 3/4                       $ .0875
3rd Quarter                   8 3/4                        7                           $ .0875
4th Quarter                   8 1/4                        4 3/4                       $ .0000

1995
                               High                        Low                         Dividend
                         ------------------          ------------------          -------------------
1st Quarter                  16 1/2                       13 1/4                       $ .0830
2nd Quarter                  16 3/4                       15                           $ .0875
3rd Quarter                  17                           15 1/4                       $ .0875
4th Quarter                  16 1/4                       14                           $ .0875

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. Due to losses in the first three quarters of 1996, the Company did not declare a dividend in the fourth quarter. It is not expected that the Company will declare a dividend until the Company returns to profitability. The Line of Credit Agreement with Star Bank will not permit the payment of dividends if the Company incurs losses for two consecutive quarters. Under the terms of the Note Purchase Agreement entered into by the Company in November 1990, dividend payments can not exceed 50% of the cumulative net income of the Company since 1990 over a base amount established in the agreement. The restriction remains in effect until the notes are paid in full in 1997.

Item 6. Selected Financial Data
-------------------------------

                                                  1996            1995               1994                1993              1992
                                            --------------    -------------      -------------      -------------     -------------
Net Revenue From Continuing Operations     $  114,955,808    $  127,664,504    $   123,004,272    $    99,362,939   $    84,887,587
Operating Costs and Expenses               $  119,108,754    $  117,065,327    $   112,645,122    $    89,563,158   $    78,136,308
Other Income (Expense), net                $   (2,432,567)   $   (1,798,631)   $    (1,422,167)   $    (1,732,386)  $    (1,831,594)
Income (loss) Before Discontinued
  Operations Before Taxes                  $   (6,585,513)   $    8,800,546    $     8,936,983    $     8,067,395   $     4,919,685
Income (loss) Margin Before
Discontinued                                        (5.8%)              6.9                7.3                8.1              5.8%
  Operations Before Taxes
Income Taxes (benefits)                    $   (2,043,000)   $    2,561,800    $     2,971,300    $     2,665,837   $     1,846,600
Income Tax Rate                                      31.0%            29.1%              33.2%              33.0%             37.5%
Income (loss) before Discontinued
  Operations                               $   (4,542,513)   $    6,238,746    $     5,965,683    $     5,401,558   $     3,073,085
Income (loss) Margin Before Discontinued
  Operations                                        (4.0%)             4.9%               4.8%               5.4%              3.6%
Income (loss) From Discontinued
  Operations                               $   (2,510,685)   $     (624,071)    $      481,406    $      (531,794)  $           ---
Loss on Disposal                           $   (2,280,844)   $          ---     $          ---    $           ---   $           ---
Cumulative Effect-
  Change of Accounting for Income          $          ---    $          ---     $      719,016    $           ---   $           ---
Taxes
Net Income (loss)                          $   (9,334,042)   $    5,614,675     $    7,166,105    $     4,869,764   $     3,073,085
Net Income (loss) Margin                           (8.1%)             4.4%               5.8%               4.9%              3.6%
PER SHARE DATA:
Net Revenues From Continuing Operations    $        23.40    $        26.18     $        25.16    $         20.48   $         17.52
Income (loss) Before Discontinued
  Operations                               $         (.93)   $         1.28     $         1.22    $          1.66   $           .63
Income (loss) From Discontinued
  Operations                               $         (.51)   $         (.13)    $          .10    $          (.11)  $           ---
Net Income (loss)                          $        (1.90)   $         1.15     $         1.47    $          1.01   $           .63
Cash Dividends                             $         .263    $         .346     $         .324    $          .301   $          .301
Weighted Average Number of Common
  Shares Outstanding                            4,912,135         4,876,599          4,888,395          4,851,192         4,846,011

Total Assets                               $   91,709,959    $   83,866,035     $   77,431,812    $    65,102,787   $    54,909,802
Long-Term Debt                             $   22,334,613    $   14,050,715     $   13,176,973    $     8,800,956   $     9,159,316
Stockholders' Equity                       $   33,551,422    $   42,339,313     $   39,717,582    $    34,442,194   $    31,482,159
Book Value Per Share                       $         6.83    $         8.68     $         8.13    $          7.10   $          6.50
Working Capital                            $   25,400,709    $   23,771,993     $   22,941,184    $    18,189,328   $    16,499,832

Ratio of Current Assets to Current                   1.78              1.91               1.99               1.90              2.30
Liabilities
Percent of Earnings on Average
  Stockholders' Equity                             (24.6%)            13.7%              19.3%              14.8%             10.0%
Percent of All Dividends to Net Income             (13.8%)            30.1%              22.1%              30.0%             47.7%
Stock High                                             15                17             19 1/8             13 3/4             8 1/4
Stock Low                                           4 3/4            13 1/4             11 1/4              5 5/8             5 1/8
Average Annual Price to Earnings Ratio              (5.20)             13.2               10.3                9.6              10.5
Average Annual Dividend Yield                         2.7%             2.3%               2.1%               3.1%              4.5%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
1996 COMPARED WITH 1995

NET SALES - Net sales for the year ending September 30, 1996 decreased by $12,880,000 or 10.1% as compared to fiscal 1995. The decrease in sales is primarily attributable to a decrease within the Manufactured Products Division. Fiscal 1996 Manufactured Products sales were $55,091,000 compared to fiscal 1995 sales of $64,862,000 representing a $9,771,000 decrease. The Bliss Manufacturing labor disruption in August 1995 by the UAW is the primary factor causing the decrease in sales orders in the Manufactured Products Division.
The Company signed a six year labor contract with the Employee Labor Association in December 1995. Fourth quarter revenues at Bliss exceeded 1995 revenues for the first time during the year. A $2,938,000 or 4.7% decrease in Consumer Goods revenues also contributed to the decrease in consolidated sales. Sales declines within the North American and Asian markets have been offset by growth in the European market. Decreases in the North American market are attributable to, among other things, a tightening of consumer credit. Distribution difficulties and required product changes in Asia have hampered sales.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian and United States subsidiaries.

GROSS PROFIT - Gross profit for fiscal 1996 was $30,623,000 or 26.8% as compared to 1995 gross profit of $36,103,000 or 28.4%. Gross profit was adversely affected by the decrease in volume at Bliss Manufacturing during the year and due to lower margins within the U.S. tubular operations for the first nine months of the year. Bliss Manufacturing margins increased during the year as volume increased; however, margins have not fully recovered to 1995 levels due to competitive pricing in the market place. The U.S. tubular operations were moved to the Bliss Manufacturing production facility in the third quarter. Margins for the tubular operations for the fourth quarter improved from previous levels and are expected to continue to improve in fiscal 1997. Margins for the Consumer Goods division were also adversely affected in fiscal 1996 by increased material costs, production scheduling difficulties, duplicate facility costs and volume decreases within the North American and Asian markets. The Consumer Goods operation moved into a new facility in March 1996, thus eliminating the cost of two facilities during the first six months of the year. Additionally, scheduling and process changes were made within the operations to reduce production inefficiencies. Margins in the fourth quarter increased over previous quarter margins as a result of these changes.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative costs increased by $5,860,000 from fiscal 1995 to fiscal 1996. As a percent of revenues, selling, general and administrative costs were 27.8% in 1996 as compared to 20.4% in 1995. Included in the increase is $2,200,000 of new product development and introduction costs for the Consumer Goods business without corresponding increases in sales from these products. The Company also experienced increased legal and professional fees, increased compensation costs and increased reserves for uncollectible accounts within the Consumer Goods Division. Many of these items are one time costs, and are not expected to repeat in 1997.

INTEREST EXPENSE - Interest expense has increased as a result of additional borrowings during 1996.

LOSS ON INVESTMENT IN HOLLAND ELECTRO - During the fourth quarter, the Company recorded a charge of $2,012,000 to record the write-off of advances to Holland Electro B.V., a former supplier with which the Company no longer has any ties. The Company had advanced these monies to Holland Electro over the past five years to develop the ElektraPure vacuum. The Company is currently selling this product throughout the United States and Europe. The Company determined that recovery of these advances was not likely. Accordingly, the Company recorded a charge for the write-off of these advances.

SPECIAL CHARGES - In connection with the move of two of the Company's production facilities and a review and rationalization of the Company's product lines, the Company performed a study of slow moving and obsolete inventory which resulted in a write-off of inventory and the creation of an inventory reserve amounting to a one-time special charge (as well as the cost associated with the moves) of $1,571,000.

INCOME TAXES - The effective rate for fiscal 1996 was 31.0% compared to 29.1% in 1995.

DISCONTINUED OPERATIONS - The Company adopted a plan to exit its direct sales business in Mexico and to sell the Canadian Household Rental Systems operation. Accordingly, the results of these operations are reported as discontinued operations. The Company has recorded a loss on the disposal of Mexico of $1,481,000 primarily comprised of the currency devaluation which was previously reflected as a component of equity offset by a U.S. tax benefit of the loss on the Company's investment in the Mexican operation. A $800,000 charge was recorded on the disposal of the steam cleaning business in order to record the assets of this operation at their estimated net realizable value.

RESULTS OF OPERATIONS
1995 COMPARED WITH 1994

NET SALES - Net sales for the twelve months in 1995 were $127,108,000 as compared to $122,734,000 in 1994 representing an increase of 3.6%. Manufactured Products revenue decreased by $1,865,000 as a result of the labor disruption at the Bliss Manufacturing operation during the last quarter and as a result of decreased sales within the U.S. tubular operations. The decrease in Manufactured Products revenue was offset by Consumer Goods revenue which increased by $6,526,000 from fiscal 1994 to fiscal 1995. Growth in the Filter Queen business throughout Asia, Europe and the USA resulted in the increased sales levels.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian and United States subsidiaries. The increase in revenue is the result of increased utilization of the financing program by U.S. consumers.

GROSS PROFIT - The Company's gross profit on its entire operations was $36,103,000 or 28.4% as compared to $32,418,000 or 26.4% in 1994. Gross margins were 37.7% (35.3% in 1994) and 20.0% (19.3% in 1994) in the Consumer Goods
Division and Manufactured Products Division, respectively. Generally, the effects of inflation on costs have not been a significant factor to the Company. For the most part, cost increases continue to follow the trend of inflation and the Company has been able and continues to be able to pass these increases through in the form of price increases without any significant effect on sales volume. In the minority of cases where there is customer resistance to raising prices due to increased costs, the Company has successfully pursued in some cases material substitutions to accomplish comparable gross margins.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses as a percentage of revenues were 20.4% in 1995 as compared to 18.2% in 1994. Selling expenses increased over 1994 as a result of the entry into new markets and to support the launch of new products on a global basis.

INCOME TAXES - The effective tax rate for 1995 was 29.1% as compared to 33.2% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at September 30, 1996 was $25,401,000 an increase of 6.8% from the September 30, 1995 balance of $23,772,000.

The Company's cash decreased $98,000 during the year ended September 30, 1996. Receivables increased by $2,669,000 primarily as a result of increases in trade receivables of $2,143,000 and finance contracts receivables of $526,000. Trade receivables increased as a result of increased sales in September. Inventories increased by $2,140,000 as a result of increased inventory levels within the Manufactured Products division to support the start-up of new significant contracts awarded to Bliss Manufacturing. The aforementioned variances relate to information in the Consolidated Statement of Cash Flow and do not directly tie to the Consolidated Balance Sheet because of the assets of the Canadian Household Rental Systems business and the Mexican operation which are classified as net assets held for sale at realizable value. Prepaid expenses increased as a result of costs incurred during fiscal 1996 which were deferred and will be amortized over the period in which benefit is to be received. Certain of these costs relate to the introduction of new products. Accounts payable increased by $6,845,000 due to the increased inventory levels and a restricted cash position. Included in the September 30, 1996 working capital was $4,228,059 of net assets held for sale relating to the assets of Household Rental Systems and the former Bedford Heights, Ohio facility for the Tubular operation. The
Tubular facility was sold in December 1996. These assets were classified as long term in the September 30, 1995 consolidated balance sheet.

At September 30, 1996, $3,333,000 of the unsecured, 9.86%, seven year private placement term notes were outstanding. This debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, requires annual principal payments in November of each year of $1,666,667 through 1997.

Capital expenditures during 1996 were $6,485,000, compared to $3,805,000 in 1995. In 1996, capital expenditures in the Consumer Goods operation were $5,244,000 and $1,241,000 in the Manufactured Products Division. The largest addition during the year was a $2,829,000 renovation of a 210,000 square foot facility in Cleveland to relocate the production and assembly operations of the Consumer Goods Division and the Company's corporate activities. Other significant Consumer Goods capital expenditures include $463,000 for production machinery, primarily the machinery which produces the paper filters for the Filter Queen, $713,000 for tooling and $507,000 for customized computer software. Additions in the Manufactured Products Division include $561,000 for three new presses at Bliss, building improvements and machinery of $223,000 for Bliss Tubular, and $220,000 in other production equipment at Bliss.

The Company has a $15,000,000 line of credit with a bank at prime less 1/2% (7.75% at September 30, 1996). In August 1996, the Company negotiated an increase in the line to $17,500,000. Under the Company's line of credit agreement, the principal amount of $2,500,000 is due no later than January 2, 1997. That payment is expected to be made with proceeds from the sale of the Bedford Heights tubular facility, cash generated from operations, and an anticipated federal tax refund. If these sources are not sufficient, because the Company does not receive the tax refund prior to the payment date, the Company expects the bank to agree to accept payment at the time the anticipated tax refund is received by the Company, which is believed to be in early January. In November 1996, the commitment was increased to $19,500,000. The additional commitment of $2,000,000 is available through February 1997.

The agreements relating to the company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restricts paying dividends, as well as require it to meet various financial covenants. At September 30, 1996, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants through September 30, 1996.

Interest expense for 1996 was primarily related to borrowing on the line of credit and the Private Placement unsecured term notes. Other interest relates to the Industrial Revenue Bonds on the Lombard property, interest on capital leases and interest paid on Distributors' deposits.

Losses in 1996 were funded by increases in debt, however, availability of cash had diminished, which, from time to time, created deficiencies in working capital. The Company's principal sources of liquidity in the future are expected to be funded with cash generated from operations, the 1996 tax refund, and the sale of certain non-core assets, and additional borrowings under the Company's line of credit facility.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Reference is made to the Index to Financial Statements included on page 21 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

Not applicable.

PART III.
---------

Item 10.  Directors and Executive Officers of Registrant
--------------------------------------------------------

See Item 13.

Item 11.  Executive Compensation
--------------------------------

See Item 13.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

See Item 13.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information provided under the captions "Principal Holders of Voting Securities," "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership of Directors and Management", "Executive Compensation", and "Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

PART IV.
--------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this Report.

         1. FINANCIAL STATEMENTS - Reference is made to the Index To Financial Statements, included as page 21 of this report.

         2.    FINANCIAL STATEMENT SCHEDULES - Not applicable.

         3. EXHIBITS - Reference is made to the Index To Exhibits, included as page 42 of this report.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of 1996.

(c) Exhibits Reference is made to the Index To Exhibits, included as page 42 of this report.

(d)  Financial Statement Schedules - Not Applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HMI INDUSTRIES INC.
                                           (Registrant)

December 20, 1996                          by /s/ Michael Harper
                                              -------------------
                                              MICHAEL HARPER
                                              Corporate Controller and
                                              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirk W. Foley
------------------
KIRK W. FOLEY
President, Chief Executive
Officer and Director

12/23/96
--------
Date

/s/ Robert J. Abrahams                      /s/ Donald L. Baker
----------------------                      -------------------
ROBERT J. ABRAHAMS                          DONALD L. BAKER
Director                                    Director

12/23/96                                    12/23/96
--------                                    --------
Date                                        Date

/s/ Moffat Dunlap
------------------                          -------------------
MOFFAT DUNLAP                               JAMES R. MALONE
Director                                    Director

12/24/96
--------                                    --------
Date                                        Date

                                    /s/ John S. Meany, Jr.
------------------                  ----------------------
GRACE MCCARTHY                      JOHN S. MEANY, JR.
Director                            Director

                                    12/19/96
--------                            --------
Date                                Date

/s/ Barry L. Needler
--------------------                -------------------
BARRY L. NEEDLER                    FRANK RASMUSSEN
Director                            Director

12/24/96
--------                            --------
Date                                Date

/s/ Ivan Winfield
-----------------
IVAN WINFIELD
Director

12/23/96
--------
Date

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            PAGE
                                                                            ----

Report of Independent Accountants
---------------------------------
  For the years ended September 30, 1996, 1995 and 1994..................... 22

Financial Statements
--------------------
  Consolidated Balance Sheets for the years ended September 30, 1996 and 1995................................................................ 23

  Consolidated Statements of Income for the years ended September 30,
    1996, 1995 and 1994..................................................... 24

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1996, 1995 and 1994....................................... 25

  Consolidated Statements of Cash Flows for the years ended September
    30, 1996, 1995 and 1994................................................. 26

  Notes to Consolidated Financial Statements .............................27-41

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

                           REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders, HMI Industries Inc.

We have audited the accompanying consolidated balance sheets of HMI Industries Inc. and its subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMI Industries Inc. and its subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As described in Notes 1 and 9 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1994.

/s/ Coopers & Lybrand, L.L.P.
Cleveland, Ohio
December 18, 1996


HMI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995

                                                                                SEPTEMBER 30,        September 30,
                                                                                    1996                 1995
------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    472,408         $    570,759
  Trade accounts receivable (net of allowance of $2,439,406 and $1,549,897)       26,252,884           26,025,887
  Finance contracts receivable                                                     2,224,480            2,587,085
  Notes receivable                                                                   560,884            1,049,389
  Inventories:
    Finished goods                                                                 6,943,970            6,274,061
    Work-in-progress, raw material and supplies                                   11,420,627           10,407,830
  Income tax receivable                                                            1,463,000                 --
  Deferred income taxes                                                            1,772,129              721,666
  Prepaid expenses                                                                 2,683,711            2,148,088
  Net assets held for sale at realizable value                                     4,228,059                 --
                                                                                ------------         ------------
      Total current assets                                                        58,022,152           49,784,765
                                                                                ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                15,717,653           15,012,400
                                                                                ------------         ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                      334,123              334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,092,432 and $2,740,965)                            12,636,147           12,985,128
  Deferred income taxes                                                                 --                496,537
  Unamortized trademarks                                                             312,775            1,557,078
  Finance contracts receivable (less amounts due within one year)                  4,449,628            3,561,278
  Other                                                                              237,481              134,726
                                                                                ------------         ------------
      Total other assets                                                          17,970,154           19,068,870
                                                                                ------------         ------------
      Total assets                                                              $ 91,709,959         $ 83,866,035
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                $  3,132,975         $  2,204,384
  Trade accounts payable                                                          17,785,859           10,940,597
  Dividends payable                                                                     --                429,716
  Income taxes payable                                                             1,013,979            2,737,429
  Accrued expenses and other liabilities                                           7,202,989            7,673,887
  Long-term debt due within one year                                               3,485,641            2,026,759
                                                                                ------------         ------------
     Total current liabilities                                                    32,621,443           26,012,772
                                                                                ------------         ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                               22,334,613           14,050,715
  Deferred income taxes                                                              192,372              165,495
  Other                                                                            3,010,109            1,297,740
                                                                                ------------         ------------
      Total long-term liabilities                                                 25,537,094           15,513,950
                                                                                ------------         ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none               --                   --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                       5,295,556            5,295,556
  Capital in excess of par value                                                   7,686,944            7,521,851
  Retained earnings                                                               23,408,806           34,034,294
  Cumulative translation adjustment                                               (1,077,325)          (2,663,904)
                                                                                ------------         ------------
                                                                                  35,313,981           44,187,797
  Less treasury stock 376,186 shares, at cost                                      1,762,559            1,848,484
                                                                                ------------         ------------
      Total stockholders' equity                                                  33,551,422           42,339,313
                                                                                ------------         ------------
      Total liabilities and stockholders' equity                                $ 91,709,959         $ 83,866,035
                                                                                ============         ============


See notes to consolidated financial statements.


HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                         For the years ended September 30,
                                                                       1996            1995              1994
------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                               $ 114,227,733    $ 127,107,900    $ 122,733,701
  Financing revenue and other                                           728,075          556,604          270,571
                                                                  -------------    -------------    -------------
                                                                    114,955,808      127,664,504      123,004,272
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                              83,604,293       91,004,487       90,315,401
  Selling, general and administrative expenses                       31,921,078       26,060,840       22,329,721
  Interest expense                                                    1,769,285        1,452,427        1,336,482
  Loss on investment in Holland-Electro                               2,012,356             --               --
  Other expenses                                                        663,282          346,204           85,685
  Special charges                                                     1,571,027             --               --
                                                                  -------------    -------------    -------------
    Total expenses                                                  121,541,321      118,863,958      114,067,289
                                                                  -------------    -------------    -------------

Income (loss) before income taxes                                    (6,585,513)       8,800,546        8,936,983

Provision (benefit) for income taxes                                 (2,043,000)       2,561,800        2,971,300
                                                                  --------------   -------------    -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                         (4,542,513)       6,238,746        5,965,683
                                                                  -------------    -------------    -------------

Income (loss) from discontinued operations - Mexico
  (net of taxes of $-0-, $496,000 and $144,000)                      (1,428,183)        (235,838)         279,855

Loss on disposal of Mexican Operations-
    Currency loss previously reflected as component of equity        (2,396,509)            --               --
    Loss on disposal                                                    (84,335)            --               --
    Tax benefit                                                       1,000,000             --               --
                                                                  -------------    -------------    -------------
Loss on disposal - Mexico                                            (1,480,844)            --               --

Income (loss) from discontinued operations - HRS                     (1,082,502)        (388,233)         201,551
Loss on disposal - HRS                                                 (800,000)            --               --

Cumulative effect of change in accounting for
  income taxes (Note 1 )                                                                                  719,016
                                                                  -------------    -------------    -------------

NET INCOME (LOSS)                                                 $  (9,334,042)   $   5,614,675    $   7,166,105
                                                                  =============    =============    =============


Weighted average number of shares outstanding                         4,912,135        4,876,599        4,888,395
                                                                  =============    =============    =============

PER SHARE OF COMMON STOCK:
  Income (loss) before discontinued operations                    $       (0.93)   $        1.28    $        1.22
  Income (loss) from discontinued operations                      $       (0.51)   $       (0.13)   $        0.10
  Loss from disposal                                              $       (0.46)   $        --      $        --
  Cumulative effect of accounting change                          $        --      $        --      $        0.15
                                                                  -------------    -------------    -------------
  Net income (loss)                                               $       (1.90)   $        1.15    $        1.47
                                                                  =============    =============    =============

Cash dividends per common share                                   $       0.263    $       0.346    $       0.346
                                                                  =============    =============    =============


See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended September 30, 1996, 1995 and 1994



                                                 Common stock                                               Cumulative
                                         ----------------------------  Capital in Excess    Retained        Translation
                                         Issued Shares      Amount       of Par Value       Earnings        Adjustment
                                         --------------  ------------   --------------   --------------   ---------------

Balance at September 30, 1993              3,530,396     $3,530,396      $7,195,587       $26,292,013        ($480,315)

  Net income                                                                                7,166,105
  Cash dividends-
      $.324 per share                                                                      (1,581,857)
  Treasury shares issued                                                     27,780
  Stock split                              1,765,160      1,765,160                        (1,765,160)
  Foreign currency
      translation adjustment                                                                                  (388,701)

                                         -----------   -------------  -------------     -------------   --------------
September 30, 1994                         5,295,556      5,295,556       7,223,367        30,111,101         (869,016)

  Net income                                                                                5,614,675
  Cash dividends-
      $.345 per share                                                                      (1,691,482)
  Treasury shares issued                                                    298,484
  Foreign currency
      translation adjustment                                                                                (1,794,888)

                                         -----------   -------------  -------------     -------------   --------------
SEPTEMBER 30, 1995                         5,295,556      5,295,556       7,521,851        34,034,294       (2,663,904)

  NET LOSS                                                                                 (9,334,042)
  CASH DIVIDENDS-
      $.2625 PER SHARE                                                                     (1,291,446)
  TREASURY SHARES ISSUED                                                    165,093
  FOREIGN CURRENCY

      TRANSLATION ADJUSTMENT                                                                                 1,586,579

                                         -----------  -------------   -------------     -------------   --------------
BALANCE AT SEPTEMBER 30, 1996              5,295,556  $   5,295,556   $   7,686,944     $  23,408,806   $   (1,077,325)
                                         ===========  =============   =============     =============   ==============





                                                     Treasury stock            Total
                                         ---------------------------------  Stockholders'
                                             Shares            Amount          Equity
                                         -------------      --------------  -----------
Balance at September 30, 1993                298,222         ($2,095,487)   $34,442,194

  Net income                                                                  7,166,105
  Cash dividends-
      $.324 per share                                                        (1,581,857)
  Treasury shares issued                     (11,200)             52,061         79,841
  Stock split                                149,111                               -
  Foreign currency
      translation adjustment                                                   (388,701)

                                         -----------        ------------    -----------
September 30, 1994                           436,133          (2,043,426)    39,717,582

  Net income                                                                  5,614,675
  Cash dividends-
      $.345 per share                                                        (1,691,482)
  Treasury shares issued                     (41,607)            194,942        493,426
  Foreign currency
      translation adjustment                                                 (1,794,888)

                                         -----------        ------------    -----------
SEPTEMBER 30, 1995                           394,526          (1,848,484)    42,339,313

  NET LOSS                                                                   (9,334,042)
  CASH DIVIDENDS-
      $.2625 PER SHARE                                                       (1,291,446)
  TREASURY SHARES ISSUED                     (18,340)             85,925        251,018
  FOREIGN CURRENCY
      TRANSLATION ADJUSTMENT                                                  1,586,579

                                         -----------        ------------   ------------
BALANCE AT SEPTEMBER 30, 1996                376,186         $(1,762,559)  $ 33,551,422
                                         ===========        ============   ============

See notes to consolidated financial statements.


HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      For the years ended September 30,
                                                                                   1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                            $(9,334,042)     $ 5,614,675      $ 7,166,105
  Adjustments to reconcile net income (loss) to net cash provided (used)
    by operating activities:
        Depreciation and amortization                                            3,564,595        3,768,822        3,380,062
        Loss on disposal of discontinued operations                              2,280,844             --               --
        Provision for losses on receivables                                      1,069,509          641,562          998,846
        Amortization of deferred non-compete agreement                                --            380,576             --
        Deferred income taxes                                                     (527,049)         (53,923)      (1,350,425)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                          (2,668,671)      (5,916,069)      (6,054,209)
    Decrease (increase) in inventories                                          (2,139,794)      (2,191,579)      (1,503,059)
    Decrease (increase) in prepaid expenses                                       (719,176)        (429,965)          63,588
    Increase (decrease) in accounts payable                                      7,016,530        3,301,638        2,454,217
    Increase (decrease) in accrued expenses and other liabilities                1,015,940       (1,545,968)        (651,422)
    Increase (decrease) in income taxes payable                                 (2,186,450)        (245,319)         721,657
    Other, net                                                                    (258,613)        (186,780)         295,924
                                                                               -----------      -----------      -----------
            Net cash provided (used) in operating activities                    (2,886,377)       3,137,670        5,521,284
                                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business                                                             --               --         (4,875,000)
  Proceeds from sale of fixed assets                                               523,783             --              8,000
  Capital expenditures                                                          (6,484,846)      (3,805,326)      (3,509,116)
  Collection of notes receivable                                                      --               --            300,000
                                                                               -----------      -----------      -----------
            Net cash used in investing activities                               (5,961,063)      (3,805,326)      (8,076,116)
                                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                   7,795,616        4,117,324        6,328,482
  Proceeds from mortgage                                                         2,214,923             --               --
  Payment of long term debt                                                     (2,807,706)      (2,012,371)      (1,832,605)
  Proceeds from financing                                                        3,022,807             --               --
  Dividends paid                                                                (1,721,162)      (1,669,565)      (1,541,970)
  Proceeds from exercise of stock options                                             --            112,850           79,841
                                                                               -----------      -----------      -----------
            Net cash provided by financing activities                            8,504,478          548,238        3,033,748
                                                                               -----------      -----------      -----------

Effect on exchange rate changes on cash                                            244,611             --               --
                                                                               -----------      -----------      -----------

Net decrease in cash and cash equivalents                                          (98,351)        (119,418)         478,916
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     570,759          690,177          211,261
                                                                               -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   472,408      $   570,759      $   690,177
                                                                               ===========      ===========      ===========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HMI Industries Inc. ("the Company") and the following wholly-owned subsidiaries:
Tube Form, Inc. (Tube Form), Tube-Fab Ltd. (Tube-Fab), Bliss Manufacturing Company (Bliss), Health-Mor B.V., Health-Mor International, Inc., HMI Incorporated (HMI Inc.), Health-Mor Acceptance Corporation, HMI Acceptance Corporation, Health-Mor Acceptance Pty. Ltd., Health-Mor Mexicana S.A. de C.V., HMI Personal Care Corporation and Home Impression Inc. All significant intercompany transactions have been eliminated in the consolidated financial statements.

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

INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) and the first-in, first out (FIFO) cost methods. Inventories on the LIFO method were 35.1% and 45.7% of inventories in 1996 and 1995, respectively. If the FIFO method had been used for all inventories, their value would have been approximately $19,071,000 and $17,434,000 at September 30, 1996 and 1995, respectively.

ASSETS HELD FOR SALE

Assets held for sale include the assets of Household Rental Systems recorded at their estimated net realizable value and the former Bedford Heights, Ohio facility for the tubular operation. The tubular facility was sold in December 1996.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line and declining balance methods over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property, plant and equipment are capitalized, and maintenance and repairs are expensed. When property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not practical to determine the fair value of finance contract receivables due to the unavailability of quoted market prices and the significant volume of outstanding contracts with varying maturity dates. The Company's finance contracts receivables generally mature three years after issuance and generate interest at rates ranging from 18% to 23%.

The Company's remaining financial instruments consist principally of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities, line of credit, and long-term debt in which the fair value of these financial instruments approximates the carrying value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

SPECIAL CHARGES

In connection with the move of two of the Company's production facilities and a review and rationalization of the Company's product lines, the Company performed a study of slow moving and obsolete inventory which resulted in the write-off and reserve of inventory amounting to a one-time special charge of $1,571,027. The balance in the reserve at September 30, 1996 was $321,900.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest was $1,509,627, $1,477,552 and $1,417,816 for the years ended September 30, 1996, 1995 and 1994, respectively. During the year, the Company assumed a mortgage of $323,000 and relieved a note receivable for $302,000 in exchange for $625,000 of fixed assets. During 1995, the Company acquired approximately $470,000 of fixed assets which were not paid for as of September 30, 1995. Additionally, approximately $754,000 of accounts receivable were converted to notes receivable. During 1994, the Company acquired approximately $941,000 of fixed assets which were financed through capitalized lease obligations.

INCOME PER SHARE

On January 13, 1994, the Board of Directors declared a 3 for 2 common stock split in the form of dividends payable on February 22, 1994. All share and per share information has been restated to reflect the effect of such split.

Income per share of common stock is based upon the weighted-average number of common shares and common share equivalents outstanding. The weighted-average number of common shares and common share equivalents outstanding during 1996, 1995 and 1994 was 4,912,135, 4,876,599 and 4,888,395, respectively.

RECLASSIFICATION

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2. DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenues and expenses related to this business have been classified as discontinued operations for the years ended September 30, 1996, 1995 and 1994. The Company recorded a loss on disposal of $1,480,844 primarily comprised of the currency devaluation which was previously reported as a component of equity, net of the U.S. tax benefit of the loss on the Company's investment in the Mexican operation. Revenues of the Mexican operations were $1,876,516, $2,873,044 and $5,180,849 for the years ended September 30, 1996,
1995 and 1994, respectively.

In March 1996, the Company adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the years ended

September 30, 1996, 1995 and 1994. Revenues for the operation for the years ended September 30, 1996, 1995 and 1994 were $5,536,983, $6,592,853 and
$5,688,440, respectively. The Company recorded an estimated loss on the disposal of the operation of $800,000 during 1996. Net assets of Household Rental Systems are included in assets held for sale.

3. NOTES RECEIVABLE

Long-term notes receivable consist of the following:

                                                                                    1996                          1995
                                                                         ------------------------       ------------------------

Notes receivable - Related parties
    See Note 14                                                          $                895,007       $              1,383,512

Less amounts due within one year                                                          560,884                      1,049,389
                                                                         ========================       ========================
                                                                         $                334,123       $                334,123
                                                                         ========================       ========================
4. PROPERTY, PLANT AND EQUIPMENT

                                                                                    1996                          1995
                                                                         ------------------------       ------------------------
Land                                                                     $                576,109       $                800,640
Buildings and improvements                                                              9,712,417                     10,427,581
Machinery and equipment                                                                20,553,692                     19,483,281
                                                                         ------------------------       ------------------------
                                                                                       30,842,218                     30,711,502
Accumulated depreciation                                                               15,124,565                     15,699,102
                                                                         ------------------------       ------------------------
Net property, plant and equipment                                        $             15,717,653       $             15,012,400
                                                                         ========================       ========================

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
                                                                                    1996                          1995
                                                                         ------------------------       ------------------------
Accrued compensation                                                     $              3,127,615       $              2,499,538
Pension and profit sharing                                                                852,413                        826,775
Accrued interest                                                                          259,657                        212,197
Accrued taxes                                                                             110,810                        780,098
Other                                                                                   2,852,494                      3,355,279
                                                                         ========================       ========================
                                                                         $              7,202,989       $              7,673,887
                                                                         ========================       ========================

6. LINES OF CREDIT

The Company has a $15,000,000 line of credit with a bank at prime less 1/2% (7.75% at September 30, 1996). In August 1996, the Company negotiated an increase in the line to $17,500,000. The incremental $2,500,000 is to be paid with the proceeds from the sale of the Bedford Heights, Ohio tubular facility, cash generated from operations, and an anticipated federal tax refund, in no event later than January 2, 1997. In November 1996, the commitment was increased to $19,500,000. The additional commitment of $2,000,000 is available through February 1997.

As of September 30, 1996, $15,000,000 of the outstanding amount has been classified as long-term debt. Commitment fees for unused amounts on the line of credit are insignificant.

In March 1996, the Company entered into a bank credit facility, utilized by the Netherlands operations, for a maximum amount of NLG 1,000,000 or approximately $600,000. Interest is incurred at the promissory note discount rate as determined by the Dutch central bank. At September 30, 1996 the promissory note discount rate was 6.0%. The commitment is available through March 1997 and is classified as short term debt as of September 30, 1996.

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            1996                                  1995
                                                                   -----------------                    ------------------------
Bank lines of credit-Note 6                                     $        18,132,975                   $         9,704,384

Seven year, 9.86% promissory                                              3,333,333                             5,000,000
   notes, interest payable semi-
   annually and principal
   payments of $1,666,666,
   commencing November, 1992
   through 1997

Promissory Note bearing interest
   at prime (8.25% at September                                           2,214,923                                   ---
   30, 1996) collateralized by buildings,
   contents and inventory.
   Principal payments commencing June 1997

Capitalized lease obligations                                             1,745,303                               976,600
   bearing interest at 3.74% to
   8.04% due in monthly
   installments of $63,630
   (including interest)
   through January, 2000






                                                          1996                          1995
                                                 ------------------------     ------------------------
Distributor deposits bearing                          1,144,492                    1,530,126
   interest of (2.5% to 5.0%) at
   September 30, 1996 payable
   180 days after termination of
   distributor agreement

Unsecured Demand Authorization
   bearing interest at Australian                     1,007,745                         --
   prime less 1/2% (8.4%) payable
   on demand or February 28, 1997

Industrial Revenue Development                          956,849                    1,070,748
   Bonds bearing interest of 5.4%,
   due in monthly installments of
   $12,800, through May, 2004

Mortgage loan, variable interest
   (9.25% at September 30, 1996)                        316,537                         --
   payable monthly with principal
   payments of $1,226, through May
   2008

Interest free grant with varied
   principal installments due                           101,072                         --
   annually through June 1999

                                                    -----------                  -----------
                                                     28,953,229                   18,281,858
Less amounts due within one year                      6,618,616                    4,231,143
                                                    ===========                  ===========
                                                    $22,334,613                  $14,050,715
                                                    ===========                  ===========

The principal amount of long-term debt payable in the five years ending September 30, 1997 through 2001 is $6,618,616, $17,738,173, $736,701, $406,697 and $351,250. The weighted average interest rate on short term borrowings at September 30, 1996 and 1995 was 8.10% and 8.41%, respectively. The Company believes the Bank line of credit will be renewed upon its expiration on January 1, 1998.

The agreements relating to the company's outstanding debt include various covenants that restrict its ability to incur additional indebtedness, and restricts paying dividends, as well as require it to meet various financial covenants. At September 30, 1996, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants through September 30, 1996.

8. LONG-TERM COMPENSATION PLAN

The Company adopted the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan ("Plan") in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock and/or performance shares to key employees of the Company and its Subsidiaries and stock options for the non employee directors of the Company. Options granted under the plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. The option price may not be less than the fair market value at the date of the grant. Additional information regarding shares subject to option is as follows:


                                                    SHARES SUBJECT                      AVERAGE OPTION
                                                      TO OPTION                         PRICE PER SHARE
                                                   -----------------                    ---------------
Outstanding-

September 30, 1993                                         271,500                        $      7.53
    Granted                                                 54,000                              13.08
    Exercised                                             (11,200)                               7.44
                                                   ----------------
September 30, 1994                                         314,300                               8.49
    Granted                                                 94,000                              16.18
    Exercised                                             (13,594)                               7.35
    Canceled                                              (13,031)                               7.54
                                                   ----------------
September 30, 1995                                         381,675                              10.46
    Granted                                                162,000                               9.08
    Canceled                                              (12,750)                               7.55
                                                   ----------------
September 30, 1996                                         530,925                        $     10.18
                                                   ================

At September 30, 1996, 225,000 shares were reserved for the plan. The Company does not expect to adopt the recognition provisions of the recently issued SFAS No. 123 "Accounting for Stock-Based Compensation". Disclosures required by new accounting standard will be included in the fiscal 1997 financial statements pursuant to the effective date criteria.



9. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                                                                1996                     1995                     1994
                                                         -----------------        -----------------        ------------------
Current:
  Federal                                                $      (1,199,407)       $       1,844,078        $        2,873,615
  State and local                                                  155,000                  154,730                   357,119
  Foreign                                                           25,000                   25,000                    50,000
                                                         -----------------        -----------------        ------------------
                                                                (1,019,407)               2,023,808                 3,280,734
Deferred expense (benefit)                                      (1,023,593)                 537,992                  (309,434)
                                                         -----------------        -----------------        ------------------
                                                         $      (2,043,000)       $       2,561,800        $        2,971,300
                                                         =================        =================        ==================

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                                                1996                     1995                     1994
                                                         -----------------        -----------------        ------------------
Tax at Federal statutory rate of 34%                     $      (2,239,075)       $       2,992,185        $        3,038,574
Increases (reductions) in taxes
  resulting from:
    State income taxes, net of related
       Federal income tax benefit                                  155,000                  102,122                   235,699
    Foreign Sales Corporation earnings                            (269,595)                (548,500)                 (208,000)
    Amortization of cost in excess of
       net assets of acquired businesses                           128,680                  128,404                   128,404
    Foreign income taxes, net                                       25,000                   25,000                   (33,906)
    Other - net                                                    156,990                 (137,411)                 (189,471)
                                                         -----------------        -----------------        ------------------
                                                         $      (2,043,000)       $       2,561,800        $        2,971,300
                                                         =================        =================        ==================

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


The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                               1996                                   1995
                                                        ----------------                        ----------------
Gross deferred tax assets:
    Operating loss carryforwards                        $        871,000                        $      1,013,537
    Receivable and inventory reserves                            853,556                                 408,830
    Accrued compensation                                         684,871                                 107,236
    Benefits insurance reserves                                  117,425                                 115,290
    Lombard property reserves                                    308,000                                 302,400
    Warranty reserves                                             90,475                                  60,480
    Other                                                        171,674                                 131,209
                                                        ----------------                        ----------------
                                                               3,097,001                               2,138,982
                                                        ----------------                        ----------------
Gross deferred tax liabilities:

    Deferred DISC income                                          62,438                                  91,954
    Depreciation                                                 583,806                                 477,320
                                                        ----------------                        ----------------
                                                                 646,244                                 569,274
Valuation allowances on foreign operating loss
 carryforwards                                                   871,000                                 517,000
                                                        ----------------                        ----------------
Net deferred tax asset                                  $      1,579,757                        $      1,052,708
                                                        ================                        ================

The Company has determined that it should fully reserve against this net potential tax asset to the extent it represents excess available tax net operating loss carryforwards for all foreign subsidiaries and divisions. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. The Mexican NOL which was recognized as an asset in fiscal year 1995, amounting to $496,537, was written off in fiscal year 1996 in connection with the decision to discontinue the Company's Mexican operations. Income taxes paid during the years ended September 30, 1996, 1995 and 1994 were $1,082,229, $1,622,986 and $3,543,281, respectively.

Foreign net operating loss carryforwards of approximately $2,149,000 for tax are available to offset future taxable income. The carryforwards will expire in 2002 through 2011. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

10. PROFIT SHARING AND PENSION PLANS

Bliss has a defined contribution plan which cover substantially all employees. The Bliss plan contribution is at management's discretion and is allocated based on a percentage of each employee's wages. In addition, Tube Form had a defined contribution plan which covered substantially all employees. This plan required an annual contribution of a specified percentage of each employees wage, with a minimum contribution of $660 per employee. This plan was terminated in April, 1996. All funds relating to the plan are to be distributed in December 1996. The Company and Tube-Fab have qualified profit sharing plans which cover substantially all employees. The overall contribution to the Company's plan and the allocation method is at the discretion of the Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. The required annual contribution to the Tube-Fab plan is based upon a percentage of net income after certain adjustments. The allocation to the participants is based upon a formula established in the plan. Profit sharing and pension plan expense for all plans for the years ended September 30, 1996, 1995 and 1994 was $1,978,647, $1,042,741 and $1,547,125, respectively.

11. COMMITMENTS AND CONTINGENCIES GUARANTEES AND LEASES

The Company has guaranteed certain surety bonds totaling $928,510 executed by distributors. The Company is obligated under certain operating leases for facilities which expire on various dates through 2003. The minimum annual lease payments under these agreements including renewal options, if exercised, are $503,453, $420,180, $327,822, $245,466 and $220,065 for the years ending
September 30, 1997, 1998, 1999, 2000 and 2001, respectively. Rental expense for all leases and other short-term needs was $917,600, $756,000 and $919,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

During the fiscal year 1994 and continuing throughout 1996, the property owned by the Company in Lombard, Illinois that was the office facilities for the discontinued operations of HMI Credit Inc. was leased to a third party. The lease includes an option to purchase the property at any time during the ten year lease term. The tenant is responsible for all operating expenses related to the property and the lease payments equal the debt service for the variable rate industrial revenue development bonds originally issued to finance the property. The minimum lease payments under the terms of the agreement approximate $144,000 per year for the next five years. The related bonds are payable in equal monthly installments of $12,000, including interest at 5.4% with the final installment due May 1, 2004.

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


12. BUSINESS SEGMENTS

                                                                   For the years ended September 30,
                                                         ------------------------------------------------------
                                                               1996                1995               1994
                                                         -------------       --------------       -------------
Net Revenues
    Consumer Goods Division                              $  59,548,908        $  62,785,302       $  56,276,973
    Health-Mor Personal Care                                   316,168               17,376                 --
    Manufactured Products Division                          55,090,732           64,861,826          66,727,299
                                                         -------------        -------------       -------------
                                                         $ 114,955,808        $ 127,664,504       $ 123,004,272
                                                         =============        =============       =============
Operating Income
    Consumer Goods Division                              $  (2,443,547)       $   4,822,589       $   3,739,463
    Health-Mor Personal Care                                  (928,084)             (90,165)                --
    Manufactured Products Division                            (781,315)           5,866,753           6,619,687
                                                         -------------        -------------       -------------
                                                         $  (4,152,946)       $  10,599,177       $  10,359,150
                                                         =============        =============       =============
Depreciation
    Consumer Goods Division                              $   1,151,427        $   1,166,171       $     937,874
    Health-Mor Personal Care                                    30,998                 --                   --
    Manufactured Products Division                           1,176,529            1,187,510           1,105,887
                                                         -------------        -------------       -------------
                                                         $   2,358,954        $   2,353,681       $   2,043,761
                                                         =============        =============       =============
Assets
    Consumer Goods Division                              $  50,945,707        $  53,144,047       $  46,591,028
    Health-Mor Personal Care                                 1,710,449              395,375                 --
    Manufactured Products Division                          34,825,744           30,326,613          30,840,784
    Assets Held for Sale                                     4,228,059                 --                   --
                                                         -------------        -------------       -------------
                                                         $  91,709,959        $  83,866,035       $  77,431,812
                                                         =============        =============       =============
Capital Expenditures
    Consumer Goods Division                              $   5,240,411        $   1,981,677       $   2,180,386
    Health-Mor Personal Care                                     3,620                 --                   --
    Manufactured Products Division                           1,240,815            1,823,649           1,328,730
                                                         -------------        -------------       -------------
                                                         $   6,484,846        $   3,805,326       $   3,509,116
                                                         =============        =============       =============
Export Sales and Royalties
    All Foreign Countries                                $  29,700,864        $  30,014,691       $  21,886,491
                                                         =============        =============       =============
Operating Income
    North American                                       $  (3,478,569)       $   9,038,690       $   9,034,840
    Foreign                                                   (674,377)           1,560,487           1,324,310
                                                         -------------        -------------       -------------
                                                         $  (4,152,946)       $  10,599,177       $  10,359,150
                                                         =============        =============       =============

Assets and liabilities are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareholders' equity. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange gains and losses from transactions in a currency other than the local currency of the entity involved are included in income. Net transaction and translation adjustments are not significant.

Canadian sales are not considered export sales. The Company's major foreign operations are located in Canada. Business activities are conducted principally in local currency. Identifiable assets of the Canadian operations, excluding the assets of Household Rental Systems which are classified as Assets held for sale, were $6,389,000 and $6,600,000 at September 30, 1996 and 1995, respectively. Identifiable revenues of Canadian operations for the years ended September 30, 1996, 1995 and 1994 were $7,085,000, $8,757,525 and $9,636,257, respectively.
Sales by the Manufactured Products segment to two customers were approximately 19% of the Company's total sales in 1996 and 1995. Sales to one customer in the Consumer Goods segment represent 9% and 12% of the Company's total sales in 1996 and 1995, respectively.

At September 30, 1996 and 1995, the Company's receivables from companies in the automotive industry were approximately 26% and 9%, respectively, of the consolidated receivables.


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         1996
                                 -------------------------------------------------------------------------------------------
                                     December 31,              March 31,                June 30,            September 30,
                                 -----------------        -----------------       -------------------    -------------------
Net revenues                  $       26,121,386          $       30,515,584         $    26,430,096    $      31,888,742
Gross profit                  $        7,164,141          $        8,227,036         $     6,479,248    $       8,753,015
Loss before
discontinued
   operations                 $         (66,966)          $      (1,037,717)         $   (1,303,241)    $     (2,134,589)
Loss on Disposal              $             ----          $             ----         $     (800,000)    $     (1,480,844)
Loss from discontinued
    operations                $        (362,895)          $      (1,332,499)         $     (796,133)    $        (19,158)
Net income (loss)             $        (429,861)          $      (2,370,216)         $   (2,899,374)    $     (3,634,591)

Per share of common
  stock:
  Income (loss) before
  discontinued
    operations                $           (0.01)          $           (0.21)         $        (0.27)    $          (0.44)
 Loss from discontinued
    operations                $           (0.08)          $           (0.27)         $        (0.16)    $             ---
  Loss from disposal          $              ---          $              ---         $        (0.16)    $          (0.30)
  Net income (loss)           $           (0.09)          $           (0.48)         $        (0.59)    $          (0.74)


                                                                                  1995
                                       -----------------------------------------------------------------------------------
                                           December 31,               March 31,          June 30,          September 30,
                                       -----------------        ------------------   ---------------    ------------------

Net revenues                          $     28,776,306          $     35,128,346     $     32,111,483     $     31,648,369
Gross profit                          $      7,579,986          $     10,418,956     $      8,511,498     $      9,592,973
Income before discontinued
  operations                          $      1,505,076          $      2,287,288     $        950,733     $      1,495,649
Loss on Disposal                      $            ---          $            ---     $            ---     $          ---
Income (loss) from
discontinued                          $        205,865          $       (665,867)    $       (158,003)    $         (6,066)
  operations
Net income (loss)                     $     $1,710,942          $      1,621,418     $        792,730     $      1,489,585

Per share of common stock:
  Income before
  discontinued                        $           0.30          $           0.47     $           0.19     $           0.31
     operations
  Income (loss) from
  discontinued                        $           0.04          $          (0.14)    $          (0.03)    $          (0.00)
    operations
  Loss from disposal                  $           ----          $            ---     $           ----     $           ----
  Net income                          $           0.34          $           0.33     $           0.16     $           0.31

14. RELATED PARTY TRANSACTIONS

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

The Company pays Fairway Inc., a corporation controlled by a director of the Company, an annual consulting fee of $100,000 for assisting in obtaining professional advice on Company matters. In 1989, the Company advanced $203,401 to three companies which were controlled by two directors of the Company. In accordance with the terms of the agreement of these advances, collectibility is assured by these directors or corporations they control. The advance bears interest at Canadian prime plus one and one-half percent (7.25% at September 30, 1996). The balance of $271,440 is reflected in current assets as a note receivable at September 30, 1996.

In 1988, the Company loaned Amherst Tanti U.S. Inc., a corporation owned by an officer of the Company, $334,123, which is reflected in other assets as long-term note receivable at September 30, 1996. This note shall be forgiven in the future if the net income of the Company reaches certain specified levels.

In 1995, the Company converted $750,000 of accounts receivable from a former Filter Queen distributor to notes receivable. This distributor is an officer of a majority owned subsidiary of the Company. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. The note receivable of $289,444 is reflected in current assets as a note receivable at September 30, 1996.

15. MAJOR VENDOR

In 1991, the Company entered into an agreement that provided for the potential acquisition of Holland Electro B.V. of Rotterdam, the Netherlands, contingent upon attaining certain earnings targets in the two year period ended September 30, 1992. These earnings targets were not reached and accordingly, no consideration was paid. The Company had the ability, at its sole discretion, to effect the acquisition of Holland Electro B.V., for no consideration. In January 1996, Holland Electro B.V. filed for bankruptcy, triggering the Conditional Purchase Agreement the Company had with a Dutch bank in the amount of $1,104,000. As a result, the Company was required to take possession of finished goods and work in progress inventories. Upon acquisition of these inventories, the Company began production of the ElektraPure and other floorcare products for distribution in North America and Europe. The Company had paid in advance for certain services and inventory to be acquired from Holland Electro B.V. The advances, royalties and other receivables totaled $2,012,000 ($1,607,000 at September 30, 1995). During 1996, as a result of the bankruptcy and subsequent resolution of pending claims, the Company determined that recovery of these advances was not likely. Accordingly, the Company recorded a charge for the write-off of these advances.

The Company also entered into various agreements with Holland Electro B.V. to provide for the supply of certain floor care products for the Company's non-direct marketing channel. The agreements included the purchase of machinery and equipment, tooling, intellectual property and patents, licensing and distribution arrangements, warehousing and technical support.. Holland Electro B.V. supplied ElektraPure to the Company for North American distribution, and additional products to other world markets utilizing the tooling and intellectual property purchased by the Company. The total consideration paid by the Company for these assets was $503,000. The licensing and distribution agreements required Holland Electro B.V. to pay the Company one Netherlands Guilder for each unit manufactured and the Company was obligated to pay Holland Electro B.V. $2.50 for each Holland Electro B.V. product sold by the Company. Net royalty revenue accrued by the Company was $22,000 in 1995 and $25,000 in 1994. No royalty revenue was recorded in 1996. During 1995 and 1994, the Company purchased $348,000 and $78,000 respectively, of product from Holland Electro B.V..

In addition to the ongoing supply of the aforementioned products, the Holland Electro B.V. Rotterdam facility performed the services of a distribution center for the Company's European market. In addition to warehousing, the center managed the handling and documentation associated with all incoming and outbound shipments. Other activities included assistance with European regulatory approvals and providing office space and communication facilities for the Company's management. For these services, the Company contracted with Holland Electro B.V. to pay approximately $33,000 monthly. Upon the bankruptcy of Holland Electro B.V., the Company opened a distribution center in Gorinchem, Holland to service its European market and handle the functions previously administered by Holland Electro B.V..


INDEX TO EXHIBITS

 Exhibit                            Page in this           Incorporated by References
 Number      Exhibit Title          Report                 From
--------  ------------------       -------------         -----------------------------------------
   3.1     Certificate of                                  Annual Report on form 10-K for the year
           Incorporation                                   ended September 30, 1995

   3.2     Bylaws                                          Annual Report on form 10-K for the year
                                                           ended September 30, 1995

    10     Material Contracts       Pages 43-44            Proxy Statement for the Annual Meeting of
                                                           Stockholders January 19, 1995 - Exhibit B

    11     Statement re:            Note 1 on Page 29
           Computation of per       of  the Financial
           share earnings           Statements

    21     Subsidiaries of          Page 3
           Registrant

    27     Financial Data Schedule.