Form 10-Q
period 1996-12-31
HMI INDUSTRIES INC
filed 1997-02-14
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996
                                -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number
                                            ---------------

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    36-1202810
-----------------------------------         -----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or  organization)

     3631 Perkins, Cleveland, Ohio                          44114
---------------------------------------                     ------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                   -----------------

-------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at February 14, 1997
     ------------------------------------     --------------------------------
     Common stock, $1 par value per share                  4,919,370

===============================================================================

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                                                                   (Unaudited)
                                                                                   December 31,        September 30,
                                                                                      1996                  1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    476,210         $    472,408
  Trade accounts receivable (net of allowance of $1,335,589 and $2,439,406)          25,798,017           26,252,884
  Finance contracts receivable                                                        2,119,895            2,224,480
  Notes receivable                                                                      583,179              560,884
  Inventories                                                                        18,570,813           18,364,597
  Income tax receivable                                                               1,463,000            1,463,000
  Deferred income taxes                                                               1,665,188            1,772,129
  Prepaid expenses                                                                    2,369,577            2,683,711
  Net assets held for sale at realizable value                                        3,200,000            4,228,059
                                                                                   ------------         ------------
      Total current assets                                                           56,245,879           58,022,152
                                                                                   ------------         ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                   15,404,374           15,717,653
                                                                                   ------------         ------------
OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                         334,123              334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,247,487 and $3,092,432)                               12,535,685           12,636,147
  Unamortized trademarks                                                                342,714              312,775
  Finance contracts receivable (less amounts due within one year)                     4,239,791            4,449,628
  Other                                                                                 219,458              237,481
                                                                                   ------------         ------------
      Total other assets                                                             17,671,771           17,970,154
                                                                                   ------------         ------------
      Total assets                                                                 $ 89,322,024         $ 91,709,959
                                                                                   ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                   $  3,233,506         $  3,132,975
  Trade accounts payable                                                             16,293,437           17,785,859
  Income taxes payable                                                                1,166,569            1,013,979
  Accrued expenses and other liabilities                                              7,926,797            7,202,989
  Long-term debt due within one year                                                  3,342,649            3,485,641
                                                                                   ------------         ------------
     Total current liabilities                                                       31,962,958           32,621,443
                                                                                   ------------         ------------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                  20,337,945           22,334,613
  Deferred income taxes                                                                 189,523              192,372
  Other                                                                               2,953,197            3,010,109
                                                                                   ------------         ------------
      Total long-term liabilities                                                    23,480,665           25,537,094
                                                                                   ------------         ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                    --                   --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                          5,295,556            5,295,556
  Capital in excess of par value                                                      7,686,944            7,686,944
  Retained earnings                                                                  23,827,605           23,408,806
  Cumulative translation adjustment                                                  (1,169,145)          (1,077,325)
                                                                                   ------------         ------------
                                                                                     35,640,960           35,313,981
  Less treasury stock 376,186 shares, at cost                                         1,762,559            1,762,559
                                                                                   ------------         ------------
      Total stockholders' equity                                                     33,878,401           33,551,422
                                                                                   ============         ============
      Total liabilities and stockholders' equity                                   $ 89,322,024         $ 91,709,959
                                                                                   ============         ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Unaudited)

                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              1996                  1995
--------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                        $ 29,660,797         $ 25,961,452
  Financing revenue and other                                   170,145              159,934
                                                           ------------         ------------
                                                             29,830,942           26,121,386
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                      21,771,274           18,797,315
  Selling, general and administrative expenses                6,939,360            6,855,200
  Interest expense                                              565,758              356,158
  Other expenses                                                 (1,087)             171,166
  Special charges                                                    --              243,513
                                                           ------------         ------------
    Total expenses                                           29,275,305           26,423,352
                                                           ------------         ------------
Income (loss) before income taxes                               555,637             (301,966)

Provision (benefit) for income taxes                            211,142             (235,000)
                                                           ------------         ------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                    344,495              (66,966)
                                                           ------------         ------------
Income (loss) from discontinued operations - Mexico                  --             (231,604)

Income (loss) from discontinued operations - HRS                 74,304             (131,291)
                                                           ------------         ------------

NET INCOME (LOSS)                                          $    418,799         $   (429,861)
                                                           ============         ============
Weighted average number of shares outstanding                 4,919,408            4,886,927
                                                           ============         ============
PER SHARE OF COMMON STOCK:
  Income (loss) before discontinued operations             $        0.7                (0.01)
  Income (loss) from discontinued operations               $        0.2                (0.08)
                                                           ============         ============
  Net income (loss)                                        $        0.9                (0.09)
                                                           ============         ============

Cash dividends per common share                            $         --         $      0.081
                                                           ============         ============



See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Unaudited)

                                                                                   1996                 1995
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $   418,799         $  (429,861)
  Adjustments to reconcile net income (loss) to net cash provided (used)
    by operating activities:
        Depreciation and amortization                                               614,330             977,151
        Provision for losses on receivables                                         213,534             161,920
        Deferred income taxes                                                       104,092            (244,065)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                              533,460            (488,112)
    Increase in inventories                                                        (206,216)         (2,401,384)
    Decrease (increase) in prepaid expenses                                         314,134            (770,615)
    Increase (decrease) in accounts payable                                      (1,492,422)          2,723,642
    Increase (decrease) in accrued expenses and other liabilities                   666,896             (44,640)
    Increase (decrease) in income taxes payable                                     152,590             (20,314)
    Other, net                                                                      (72,479)            (82,419)
                                                                                -------------------------------
            Net cash provided by (used in) operating activities                   1,246,718            (618,697)
                                                                                -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                              1,120,916                  --
  Capital expenditures                                                             (324,703)           (605,046)
                                                                                -------------------------------
            Net cash provided by (used in) investing activities                     796,213            (605,046)
                                                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                      206,084           3,267,739
  Payment of long term debt                                                      (2,245,213)         (1,814,584)
  Proceeds from financing                                                                --             856,820
  Dividends paid                                                                         --            (429,716)
                                                                                -------------------------------
            Net cash (used in) provided by financing activities                  (2,039,129)          1,880,259
                                                                                -------------------------------
Effect on exchange rate changes on cash                                                  --            (386,529)
                                                                                -------------------------------
Net increase in cash and cash equivalents                                             3,802             269,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      472,408             570,759
                                                                                -------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   476,210         $   840,746
                                                                                ===============================


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1
---------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of December 31, 1996 and September 30, 1996, and the results of operations and cash flows for the three months ended December 31, 1996 and 1995.

1. BASIS FOR PREPARATION OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included in this report have been prepared, without audit, by the Company from the consolidated statements of HMI Industries Inc. and its subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations.

It is suggested that these consolidated condensed financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

2. ASSETS HELD FOR SALE

At December 31, 1996 assets held for sale include the assets of Household Rental Systems recorded at their estimated net realizable value. The former Bedford Heights, Ohio facility for the Tubular operation, which was recorded as an asset held for sale at September 30, 1996, was sold in December 1996.

3. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

4. DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenues and expenses related to this business have been classified as discontinued operations for the three month period ended December 31, 1995.

In March 1996, the Company adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the three months ended December 31, 1996 and 1995. Net assets of Household Rental Systems are included in assets held for sale.

5. INVENTORIES

Inventories at December 31, 1996 and September 30, 1996 consist of the following:

                                       December 31,      September 30,
                                       -----------       -------------
Finished goods                         $ 8,049,028        $ 6,943,970
Work-in-progress, raw materials
  and supplies                          10,521,785         11,420,627
                                       -----------        -----------
                                       $18,570,813        $18,364,597
                                       ===========        ===========

6. DEBT

In November 1996, the Company made another annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667. The final principal payment on this debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, is required in November 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. The Company expects to refinance the $2,000,000 principal payment due at the end of February, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restricts paying dividends, as well as require it to meet various financial covenants. At December 31,1996, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained waiver on these covenants through December 31, 1996.

PART I - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES- Net product sales for the quarter ended December 31, 1996 were $29,660,800, an increase of 14.2% from $25,961,500 in the comparable quarter. Increased revenue was due primarily to new contracts awarded to Bliss Manufacturing in the Manufactured Products Division which had an overall sales increase of $2,400,000 for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. Continued strong European sales in the Consumer Goods Division, and new product sales of the " Defender " room air cleaner and aftermarket sales contributed to the sale increase that offset some softness in the North American and Asian markets. Sales in the Consumer Goods Division increased $1,300,000 for the quarter ended December 31, 1996 over the quarter ended December 31, 1995.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States subsidiaries.

GROSS PROFIT - Gross profit for the quarter ended December 31, 1996 was $7,889,500 or 26.6% compared to $7,164,100 or 27.6% in the quarter ended December 31, 1995. In the Consumer Goods Division, cost reduction initiatives in manufacturing yielded increased productivity, resulting in higher margins versus the comparable period in 1995. This increase was offset by lower margins in the Manufactured Products Division. Pricing pressures from a market with excess capacity, and a change in product mix resulted in lower gross margins for the comparable period in 1995.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $84,200 higher for the quarter ended December 31, 1996 on increased sales compared to the quarter ended December 31, 1995. As a percent to sales, selling, general and administrative expenses were 23.3% versus 26.2% for the comparable period.

Cost containment measures initiated in fiscal 1996 continued to drive expenses down in the first fiscal quarter. In the Consumer Goods Division, an aggressive program of selling costs reduction has resulted in lower expenses on increased sales. The Manufactured Products Division is experiencing lower costs due to reduced legal expenses connected to labor relations and contract negotiations that were settled in the prior comparable period.

INTEREST EXPENSE - Interest expense has increased as a result of additional borrowings during fiscal year 1996. Interest on bank lines of credit was $368,700 and $203,500 during the quarters ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital balance at December 31, 1996 was $24,283,000, a decrease of 4.4% from the September 30, 1996 balance of $25,401,000.

The Company's cash increased $3,800 during the quarter ended December 31, 1996. Receivables increased by $533,500 primarily as a result of increases in trade receivables of $1,558,700, finance contracts receivables of $314,400, offset by a $1,317,000 write-off of trade receivables, previously reserved. The increase in trade receivables was primarily due to an increase in sales for the comparable period. Accounts payable decreased $1,492,400 due to an improvement in the Company's restricted cash position.

Capital expenditures for the three months ended December 31, 1996 and 1995 were $324,700 and $605,000, respectively. For the quarter, capital expenditures in the Consumer Goods Division were $283,900 and $40,800 in the Manufactured Products Division. Significant expenditures in the Consumer Goods Division consisted of $193,000 for customized computer software and $56,500 for leasable carpet cleaning machinery. No significant additions were made for the Manufactured Products Division.

In November 1996, the Company made another annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667. The final principal payment on this debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, is required in November 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. The Company expects to refinance the $2,000,000 principal payment due at the end of February, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restricts paying dividends, as well as require it to meet various financial covenants. At December 31,1996, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained waiver on these covenants through December 31, 1996.

PART II - OTHER INFORMATION
---------------------------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HMI Industries Inc.
                                      -------------------
                                          (Registrant)

Date:    February 14, 1997            \s\ Mark A. Kirk
         -----------------            ---------------------------------
                                      Vice President and Chief
                                      Financial Officer