Form 10-Q
period 1997-03-31
HMI INDUSTRIES INC
filed 1997-05-15
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                     Commission File Number _______________

                               HMI INDUSTRIES INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                36-1202810
------------------------------------        -----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or  organization)

   3631 Perkins, Cleveland, Ohio                                  44114
----------------------------------------                       ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                   --------------------


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes   X    No
                                                      ------    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at May 13, 1997
-------------------------------------               ----------------------------
Common stock, $1 par value per share                           4,948,760

===============================================================================

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                                                                (Unaudited)
                                                                                   March         September 30,
                                                                                    1997            1996
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    337,534    $    472,408
  Trade accounts receivable (net of allowance of $3,027,861 and $2,439,406)     26,729,383      26,252,884
  Finance contracts receivable                                                   1,985,140       2,224,480
  Notes receivable                                                                 521,946         560,884
  Inventories                                                                   17,536,676      18,364,597
  Income tax receivable                                                            795,117       1,463,000
  Deferred income taxes                                                          2,293,769       1,772,129
  Prepaid expenses                                                               1,849,264       2,683,711
  Net assets held for sale at realizable value                                   3,200,000       4,228,059
                                                                              ------------    ------------
      Total current assets                                                      55,248,829      58,022,152
                                                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                              14,776,171      15,717,653
                                                                              ------------    ------------
OTHER ASSETS:

  Long-term notes receivable (less amounts due within one year)                    334,123         334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,345,704 and $3,092,432)                          12,435,264      12,636,147
  Unamortized trademarks                                                           361,786         312,775
  Finance contracts receivable (less amounts due within one year)                3,970,280       4,449,628
  Other                                                                            146,261         237,481
                                                                              ------------    ------------
      Total other assets                                                        17,247,714      17,970,154
                                                                              ------------    ------------
      Total assets                                                            $ 87,272,714    $ 91,709,959
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                              $    542,741    $  3,132,975
  Trade accounts payable                                                        17,060,377      17,785,859
  Income taxes payable                                                             915,869       1,013,979
  Accrued expenses and other liabilities                                         8,366,611       7,202,989
  Long-term debt due within one year                                             3,210,021       3,485,641
                                                                              ------------    ------------
     Total current liabilities                                                  30,095,619      32,621,443
                                                                              ------------    ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                             22,688,479      22,334,613
  Deferred income taxes                                                            180,713         192,372
  Other                                                                          2,819,480       3,010,109
                                                                              ------------    ------------
      Total long-term liabilities                                               25,688,672      25,537,094
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                0               0
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                     5,295,556       5,295,556
  Capital in excess of par value                                                 7,938,299       7,686,944
  Retained earnings                                                             21,229,441      23,408,806
  Cumulative translation adjustment                                             (1,350,013)     (1,077,325)
                                                                              ------------    ------------
                                                                                33,113,283      35,313,981
  Less treasury stock 346,796 shares, at cost                                    1,624,860       1,762,559
                                                                              ------------    ------------
      Total stockholders' equity                                                31,488,423      33,551,422
                                                                              ============    ============
      Total liabilities and stockholders' equity                              $ 87,272,714    $ 91,709,959
                                                                              ============    ============

See accompanying notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                      THREE MONTHS ENDED                 YEAR ENDED
                                                            MARCH 31,                     MARCH 31,
                                                     1997             1996           1997           1996
-------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                              $ 30,395,572    $ 30,305,804    $ 60,056,370    $ 56,267,256
  Financing revenue and other                         167,535         209,780         337,680         369,714
                                                 ------------    ------------    ------------    ------------
                                                   30,563,107      30,515,584      60,394,050      56,636,970
OPERATING COSTS AND EXPENSES:
  Cost of products sold                            24,112,804      22,078,768      45,884,078      40,876,083
  Selling, general and administrative expenses      9,730,355       7,913,081      16,669,715      14,768,281
  Interest expense                                    520,229         393,559       1,085,988         749,717
  Other expenses                                      116,499          94,482         115,412         265,648
  Special charges                                           0       1,298,411               0       1,541,924
                                                 ------------    ------------    ------------    ------------

    Total expenses                                 34,479,887      31,778,301      63,755,193      58,201,653
                                                 ------------    ------------    ------------    ------------

Loss before income taxes                           (3,916,780)     (1,262,717)     (3,361,143)     (1,564,683)

Benefit for income taxes                           (1,488,376)       (225,000)     (1,277,234)       (460,000)
                                                 ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                (2,428,404)     (1,037,717)     (2,083,909)     (1,104,683)
                                                 ------------    ------------    ------------    ------------

Loss from discontinued operations - Mexico                  0        (240,323)              0        (471,927)

Loss from discontinued operations - HRS              (157,819)     (1,092,176)        (83,515)     (1,223,467)
                                                 ------------    ------------    ------------    ------------

NET LOSS                                         ($ 2,586,223)   ($ 2,370,216)   ($ 2,167,424)   ($ 2,800,077)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding       4,929,531       4,913,375       4,924,414       4,907,322
                                                 ============    ============    ============    ============

PER SHARE OF COMMON STOCK:

  Loss before discontinued operations            ($      0.49)   ($      0.21)   ($      0.42)   ($      0.23)
  Loss from discontinued operations              ($      0.03)   ($      0.27)   ($      0.02)   ($      0.34)
                                                 ------------    ------------    ------------    ------------
  Net loss                                       ($      0.52)   ($      0.48)   ($      0.44)   ($      0.57)
                                                 ============    ============    ============    ============

Cash dividends per common share                  $      0.000    $      0.088    $      0.000    $      0.175
                                                 ============    ============    ============    ============

See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                                            1997            1996
===================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($2,167,424)   ($2,800,077)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                     1,470,202      1,954,302
        Provision for loss on asset write-down                              160,000              0
        Provision for losses on receivables                               1,906,721        323,840
        Deferred income taxes                                              (533,299)      (108,174)
  Changes in operating assets and liabilities:
    Increase in receivables                                              (1,625,594)    (2,968,252)
    Decrease in inventories                                                 827,921      1,447,316
    Decrease (increase) in prepaid expenses                                 834,447     (1,650,373)
    Increase (decrease) in accounts payable                                (725,482)     1,857,928
    Increase in accrued expenses and other liabilities                      972,993      1,107,478
    Increase (decrease) in income taxes payable                             569,773       (632,021)
    Other, net                                                              145,459        518,945
                                                                        --------------------------
            Net cash provided by (used in) operating activities           1,835,717       (949,088)
                                                                        --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                      1,120,916              0
  Capital expenditures                                                     (579,519)    (3,477,278)
                                                                        --------------------------
            Net cash provided by (used in) investing activities             541,397     (3,477,278)
                                                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                              380,000      4,289,728
  Proceeds from construction loan                                                 0      1,490,052
  Payment of long term debt                                              (2,891,988)    (2,064,231)
  Proceeds from financing                                                         0      2,334,392
  Dividends paid                                                                  0       (859,475)
                                                                        --------------------------
            Net cash (used in) provided by financing activities          (2,511,988)     5,190,466
                                                                        --------------------------
Effect on exchange rate changes on cash                                           0       (367,202)
                                                                        --------------------------

Net (decrease) increase in cash and cash equivalents                       (134,874)       396,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              472,408        570,759
                                                                        ==========================
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   337,534    $   967,657
                                                                        ==========================


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three and six months ended March 31, 1997 and 1996, and cash flows for the six months then ended.

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

It is suggested that these consolidated condensed financial statements, which are subject to year-end audit adjustments, be read in conjunction with the Company's latest Annual Report on Form 10-K.

2. ASSETS HELD FOR SALE

At March 31, 1997 assets held for sale include the assets of Household Rental Systems recorded at their estimated net realizable value. The former Bedford Heights, Ohio facility for the Tubular operation, which was recorded as an asset held for sale at September 30, 1996, was sold in December 1996.

3. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

4. DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenues and expenses related to this business have been classified as discontinued operations for the three and six month period ended March 31, 1996.

In March 1996, the Company adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the three and six months ended March 31, 1997 and 1996. Net assets of Household Rental Systems are included in assets held for sale.

5. INVENTORIES

Inventories at March 31, 1997 and September 30, 1996 consist of the following:

                                               March 31,      September 30,
                                              ----------      ------------

Finished goods                                $7,045,474      $ 6,943,970
Work-in-progress, raw materials
  and supplies                                10,491,202       11,420,627
                                             ===========      ===========
                                             $17,536,676      $18,364,597
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

In March 1997, the Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended through September 30, 1997. An extension was also obtained, in April 1997, for the bank credit facility, utilized by the Netherlands operation. The facility, originally payable March 1997, is now available through December 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. In March 1997, the availability of the $20,000,000 facility was extended through April. On May 14, 1997, the Company obtained an extension of the $20,000,000 facility through May 31, 1997 and a commitment letter from its lender to provide a restructured credit facility commencing June, 1997 with an October 1, 1998 maturity. As of March 31, 1997, the outstanding balance on the Company's line of credit was $17,880,000.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restrict paying dividends, as well as require it to meet various financial covenants. At March 31, 1997 the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants through March 31, 1997.

PART I - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES- Net product sales for the quarter ended March 31, 1997 were $30,395,600, a slight increase of $89,800 from $30,305,800 in the comparable quarter for 1996. Net product sales of $60,056,400 for the six months ended March 31, 1997 represent a 6.7% increase as compared to $56,267,300 for the six months ended March 31, 1996. Increased revenue was due primarily to new automotive, heavy truck and fork truck business awarded to Bliss Manufacturing in the Manufactured Products Division which had an overall sales increase of $2,974,600 and $5,402,000 for the quarter and six months ended March 31, 1997, respectively, as compared to the corresponding periods in 1996. Sales increases in the Manufactured Products Division were offset by product revenue declines in the Consumer Goods Division. Consumer Goods sales decreased from comparable periods in 1996, $2,916,400 and $1,644,900, for the three and six months ended March 31, 1997, respectively. The decrease in Consumer Goods sales resulted from declining North American and Asian markets partially offset by new product sales of the " Defender " room air cleaner and increased aftermarket sales.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States subsidiaries.

GROSS PROFIT - Gross profit for the quarter ended March 31, 1997 was $6,282,800 or 20.7% compared to $8,227,000 or 27.1 % in the quarter ended March 31, 1996. Gross Profit for the six months ended March 31, 1997 was 23.6% compared to 27.4% for the comparable period in 1996. Gross margins were substantially affected by product mix as the Manufactured Products Group had significant sales gains at its Bliss operations while sales in the Consumer Goods Division declined. Lower margins in the Manufacturing versus Consumer segments generated the mix impact on gross margins. In the Consumer Goods Division, margins were impacted by a charge of $990,000 to reserve for the write-off of obsolete and slow moving inventory related to certain non-core products and an unusable portion of capitalized barter credits. In the Manufactured Products Group, gross margins were negatively impacted by continued operational difficulties at the Bliss Tubular Division, and pricing pressures from a market with excess capacity.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses were $1,817,274 higher for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Selling, general, and administrative expenses for the six months ended March 31, 1997 were $1,904,434 higher than the comparable period in 1996.

Consistent with executive management's redirected strategic focus for HMI, the Company decided to write-down $1,900,000 of certain assets (primarily accounts receivable) during the second quarter of fiscal 1997. The Company has embarked on a marketing strategy that will shorten its order to cash cycle times and allow the Company to focus on its core businesses. Included in the 1996 second quarter results was a special charge of $1,300,000 related to the consolidation of the Consumer Goods production operation and the realignment of the Manufactured Products segment. Selling, general and administrative expense, adjusted for the charge, were essentially flat.

INTEREST EXPENSE - Interest expense has increased as a result of additional borrowings from the credit facility during fiscal year 1996. Interest on bank lines of credit was $731,400 and $455,900 during the six months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at March 31, 1997 was $25,153,200, a decrease of 1.0% from the September 30, 1996 balance of $25,401,000.

The Company's cash decreased $134,900 during the six months ended March 31, 1997. Receivables increased by $1,625,600 primarily as a result of increases in trade receivables of $2,383,200, offset by a decrease in finance contracts receivables. The increase in trade receivables was primarily due to an increase in sales for the comparable period. Inventory levels decreased $827,900 since September 30, 1996 as the result of an increase to the obsolescence reserve for the write-off of non-core products and continued focus on inventory management. The write down of unusable barter credits resulted in the decrease in prepaid expenses. Accounts payable decreased $725,500 due to an improvement in the Company's restricted cash position. Accrued expenses and other liabilities increased $973,000 relating to increased employee benefit accruals and professional services in the Manufacturing and Consumer Goods Divisions.

Capital expenditures for the six months ended March 31, 1997 and 1996 were $579,500 and $3,477,278, respectively. For the six months ended March 31, 1997, capital expenditures in the Consumer Goods Division were $396,200 and $183,300 in the Manufactured Products Division. For the six months ended March 31, 1996, the Company incurred $1,876,000 for renovations of its new Consumer Goods production facility in Cleveland, Ohio.

In November 1996, the Company made another annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667. The final principal payment on this debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, is required in November 1997.

In March 1997, the Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended through September 30, 1997. An extension was also obtained, in April 1997, for the bank credit facility, utilized by the Netherlands operation. The facility, originally payable March 1997, is now available through December 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than

January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. In March 1997, the availability of the $20,000,000 facility was extended through April. On May 14, 1997, the Company obtained an extension of the $20,000,000 facility through May 31, 1997 and a commitment letter from its lender to provide a restructured credit facility commencing June, 1997 with an October 1, 1998 maturity. As of March 31, 1997, the outstanding balance on the Company's line of credit was $17,880,000.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restrict paying dividends, as well as require it to meet various financial covenants. At March 31, 1997 the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants through March 31, 1997.

PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information

President and Chief Executive Officer Kirk W. Foley announced his retirement on May 14, 1997. Effectively immediately, Chairman of the Board, James R. Malone has assumed the role of Chief Executive Officer, while Chief Financial Officer Mark A. Kirk has become President and Chief Operating Officer. Mr. Malone will continue to serve as Chairman of the Board and Mr. Kirk as Chief Financial Officer. Mr. Foley will remain on the Board of Directors.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HMI Industries Inc.
                                          -----------------------------
                                               (Registrant)

Date:    May 15, 1997                     \s\ Mark A. Kirk
         ------------                     -----------------------------
                                          President and Chief
                                          Financial Officer