Form 10-Q
period 1997-06-30
HMI INDUSTRIES INC
filed 1997-08-14
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                     Commission File Number _______________


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   36-1202810
             --------                                   ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or  organization)

    3631 Perkins, Cleveland, Ohio                          44114
    -----------------------------                          -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                      -------------

-----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes X    No
                                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at August 14, 1997
                  -----                     ------------------------------
   Common stock, $1 par value per share               4,988,760

===============================================================================

HMI INDUSTRIES INC
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                                                                (Unaudited)
                                                                                 June 30,      September 30,
                                                                                   1997            1996
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    568,388    $    472,408
  Trade accounts receivable (net of allowance of $3,795,674 and $2,439,406)     20,708,077      26,252,884
  Finance contracts receivable                                                   1,221,949       2,224,480
  Notes receivable                                                                 206,111         560,884
  Inventories                                                                   12,563,631      18,364,597
  Income tax receivable                                                          1,392,049       1,463,000
  Deferred income taxes                                                          3,860,442       1,772,129
  Prepaid expenses                                                                 779,289       2,683,711
  Other current assets                                                             631,259              --
  Net assets held for sale at realizable value                                   5,312,000       4,228,059
                                                                              ------------    ------------
      Total current assets                                                      47,243,195      58,022,152
                                                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                              12,407,759      15,717,653
                                                                              ------------    ------------


OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                    334,123         334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,444,687 and $3,092,432)                          11,155,578      12,636,147
  Unamortized trademarks                                                           359,500         312,775
  Finance contracts receivable (less amounts due within one year)                2,443,897       4,449,628
  Other                                                                            236,834         237,481
                                                                              ------------    ------------
      Total other assets                                                        14,529,932      17,970,154
                                                                              ------------    ------------
      Total assets                                                            $ 74,180,886    $ 91,709,959
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                              $    516,662    $  3,132,975
  Trade accounts payable                                                        14,829,062      17,785,859
  Income taxes payable                                                             682,118       1,013,979
  Accrued expenses and other liabilities                                         8,596,029       7,202,989
  Long-term debt due within one year                                             4,293,868       3,485,641
                                                                              ------------    ------------
     Total current liabilities                                                  28,917,739      32,621,443
                                                                              ------------    ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                             20,415,165      22,334,613
  Deferred income taxes                                                            133,519         192,372
  Other                                                                          1,271,705       3,010,109
                                                                              ------------    ------------
      Total long-term liabilities                                               21,820,389      25,537,094
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none               --              --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                     5,295,556       5,295,556
  Capital in excess of par value                                                 8,000,899       7,686,944
  Retained earnings                                                             12,923,281      23,408,806
  Cumulative translation adjustment                                             (1,339,518)     (1,077,325)
                                                                              ------------    ------------
                                                                                24,880,218      35,313,981
  Less treasury stock 306,796 shares, at cost                                    1,437,460       1,762,559
                                                                              ------------    ------------
      Total stockholders' equity                                                23,442,758      33,551,422
                                                                              ------------    ------------
      Total liabilities and stockholders' equity                              $ 74,180,886    $ 91,709,959
                                                                              ============    ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                         1997            1996            1997             1996
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                  $ 28,310,115    $ 23,818,758    $ 85,452,587    $ 73,807,134
  Financing revenue and other                                             155,167         180,982         492,847         550,696
                                                                     ------------    ------------    ------------    ------------
                                                                       28,465,282      23,999,740      85,945,434      74,357,830
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                23,167,648      17,405,822      68,128,568      52,561,179
  Selling, general and administrative expenses                          6,714,853       7,248,336      22,429,164      21,445,688
  Interest expense                                                        620,630         514,829       1,704,447       1,264,546
  Other expenses                                                          108,210         185,619         314,844         399,580
  Special charges                                                       2,342,746          43,516       2,342,746       1,246,195
                                                                     ------------    ------------    ------------    ------------
    Total expenses                                                     32,954,087      25,398,122      94,919,769      76,917,188
                                                                     ------------    ------------    ------------    ------------

Loss before income taxes                                               (4,488,805)     (1,398,382)     (8,974,335)     (2,559,358)

Benefit for income taxes                                                 (539,096)       (386,714)     (2,227,341)       (704,859)
                                                                     ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                                    (3,949,709)     (1,011,668)     (6,746,994)     (1,854,499)
                                                                     ------------    ------------    ------------    ------------

Income (loss) from discontinued operations (less applicable income
  tax benefits of $146,292, $233,286, $405,532 and $375,141 )              93,467      (1,087,706)       (286,727)     (3,044,951)

Loss on disposals, including provision of $300,000 for operating losses during phase-out period (less applicable
  income tax benefits of $673,759, $0, $673,759, $0)                   (3,439,298)       (800,000)     (3,439,298)       (800,000)
                                                                     ------------    ------------    ------------    ------------

NET LOSS                                                             $ (7,295,540)   $ (2,899,374)   $(10,473,019)   $ (5,699,450)
                                                                     ============    ============    ============    ============


Weighted average number of shares outstanding                           4,961,985       4,914,408       4,936,938       4,909,684
                                                                     ============    ============    ============    ============


PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                $      (0.80)   $      (0.21)   $      (1.37)   $      (0.38)
  Income(loss) from discontinued operations                          $       0.02    $      (0.22)   $      (0.05)   $      (0.62)
  Loss on disposals                                                  $      (0.69)   $      (0.16)   $      (0.70)   $      (0.16)
                                                                     ------------    ------------    ------------    ------------
  Net loss                                                           $      (1.47)   $      (0.59)   $      (2.12)   $      (1.16)
                                                                     ============    ============    ============    ============

Cash dividends per common share                                      $         --    $      0.088    $         --    $      0.263
                                                                     ============    ============    ============    ============



See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


                                                                            1997             1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(10,473,019)   $ (5,699,450)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                      2,149,830       2,938,767
        Provision for loss on asset write-down                               160,000              --
        Loss on disposal of discontinued operations, net of taxes          3,439,298              --
        Compensation expense                                                 407,015              --
        Provision for losses on receivables                                2,760,031       1,017,980
        Deferred income taxes                                             (1,375,959)       (179,324)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                     5,043,343      (2,285,102)
    Decrease in inventories                                                2,444,765         984,253
    Decrease (increase) in prepaid expenses                                1,396,717        (833,894)
    Increase in other current assets                                        (412,509)             --
    Increase (decrease) in accounts payable                               (2,039,108)      1,551,114
    Increase in accrued expenses and other liabilities                       243,772       2,081,249
    Increase (decrease) in income taxes payable                             (227,098)     (1,550,512)
    Other, net                                                              (376,184)        279,539
                                                                        ------------    ------------
            Net cash provided by (used in) operating activities            3,140,894      (1,695,380)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                       1,120,916         489,783
  Capital expenditures                                                      (775,585)     (5,668,514)
                                                                        ------------    ------------
            Net cash provided by (used in) investing activities              345,331      (5,178,731)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                            28,894,000       5,866,616
  Payment of line of credit                                              (28,929,000)
  Proceeds from mortgage                                                      55,077       2,214,923
  Payment of long term debt                                               (3,410,322)     (2,359,886)
  Proceeds from financing                                                         --       2,334,392
  Dividends paid                                                                  --      (1,290,279)
                                                                        ------------    ------------
            Net cash (used in) provided by financing activities           (3,390,245)      6,765,766
                                                                        ------------    ------------

Effect on exchange rate changes on cash                                           --              --
                                                                        ------------    ------------

Net increase (decrease)  in cash and cash equivalents                         95,980        (108,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               472,408         570,759
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    568,388    $    462,414
                                                                        ============    ============


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1
---------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and nine months ended June 30, 1997 and 1996, and cash flows for the nine months then ended.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis for Preparation of the Consolidated Condensed Financial Statements
     ------------------------------------------------------------------------

The consolidated condensed financial statements included in this report have been prepared, without audit, by the Company from the consolidated statements of HMI Industries Inc and its subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations.

It is suggested that these consolidated condensed financial statements, which are subject to year-end audit adjustments, be read in conjunction with the Company's latest Annual Report on Form 10-K.

     Cost in Excess of Net Assets of Acquired Businesses
     ---------------------------------------------------

Cost in excess of net assets of acquired businesses are being amortized on a straight-line basis over a 40-year period. Cost in excess of net assets acquired of $881,121 which related to the acquisition of Tube Form in 1970 have been included in the anticipated loss on disposal for the Tubular business recorded in June 1997.

     Assets Held for Sale
     --------------------

In June 1997, the Company recorded a pretax charge of $2,382,500 in connection with the disposal of Tube-Fab Ltd., and the Tubular business, both divisions within the Manufacturing sector. In addition, the Company made a decision to sell Health-Mor Personal Care Corporation, resulting in a pretax charge of $917,100. These charges reflect the expected loss from the disposition of net assets, and anticipated operating losses from the measurement date though the estimated dates of disposal. The assets and liabilities of these businesses at June 30, 1997, primarily working capital and property, plant and equipment, have been reclassified to net assets held for sale and are stated at their realizable value. These assets are expected to be sold by December 31, 1997.

Assets held for sale also include at June 30, 1997, the assets of Household Rental Systems recorded at their estimated net realizable value. An additional charge of $813,400 on the disposal of this asset was recorded in June to reflect its current realizable value.

The former Bedford Heights, Ohio facility for the Tubular operation, which was recorded as an asset held for sale at September 30, 1996, was sold in December 1996.

     Reclassification
     ----------------

Certain prior year amounts have been reclassified to conform to the 1997 presentation.


2. DISCONTINUED OPERATIONS

As of June 30, 1997, the Company reported Tubular and Tube Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and operating results of these discontinued operations. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations. Sales applicable to the discontinued operations prior to the dates of discontinuance were $6,458,600 and $8,709,200 for the nine months ended June 30, 1997 and 1996, respectively.

During the fourth quarter of 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenues and expenses related to this business have been classified as discontinued operations for the three and nine month period ended June 30, 1996.

In March 1996, the Company adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the three and nine months ended June 30, 1997 and 1996. Net assets of Household Rental Systems are included in assets held for sale.


3. INVENTORIES

Inventories at June 30, 1997 and September 30, 1996 consist of the following:

                                                 June 30,                    September 30,
                                           -------------------           -------------------
Finished goods                             $        5,504,954            $      6,943,970
Work-in-progress, raw materials
  and supplies                                      7,058,677                  11,420,627
                                           ===================           ===================
                                           $       12,563,631            $     18,364,597
                                           ===================           ===================

4. DEBT

In November 1996, the Company made another annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667. The final principal payment on this debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, is required in November 1997. Management will be meeting with the lender in August to discuss the possibility of refinancing this note.

In March 1997, the Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended through September 30, 1997. Management expects to obtain refinancing on this loan. An extension was also obtained, in April 1997, for the bank credit facility, utilized by the Netherlands operation. The facility, originally payable March 1997, is now available through December 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. In March 1997, the availability of the $20,000,000 facility was extended through April. On May 14, 1997, the Company obtained an extension of the $20,000,000 facility through May 31, 1997.

Effective June, 1997, the Company entered into a $20 million credit facility with its lender which replaced the February, 1997 amended and restated credit agreement. The new credit agreement expires on October 1, 1998 and requires an unused facility fee, computed at 0.25% per annum on the Unused Revolving Loan Facility amount, payable monthly. The secured facility consists of a $13 million revolving credit facility and $7 million in term loans. The term loans require monthly principal payments of $98,501. Interest rates accrue at a rate of prime on the revolving credit facility and up to prime plus 2.25% on the term loans. As of June 30, 1997, the outstanding balance on the Company's credit facility was $17,465,000.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restrict paying dividends, as well as require it to meet various financial covenants. At June 30, 1997 the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants.

5. LONG-TERM COMPENSATION PLAN

Under the Company's Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan ("the Plan") the Board of Directors, in May 1997, approved a grant to two executives of 20,000 shares each, of common stock subject to certain restrictions. The shares will vest over a maximum period of eight months and are subject to each executive's continued employment and other various restrictions.

In July 1997, the Board of Directors granted stock and stock options under the Plan to three of its executives. Each executive was awarded 25,000 shares of restricted stock, with 12,500 vesting on October 1, 1997 and the balance on January 2, 1998. An additional 75,000 shares of restricted common stock will be issued in 1998 contingent upon certain conditions and continued employment. In addition, they each received options to purchase 75,000 shares of common stock at $5.68 per share, of which 35,210 options are incentive stock options, half exercisable on July 2, 1997 and the remaining on January 2, 1998. The remaining 39,790 options are non-qualified stock options that become exercisable on July 2, 1998. All options expire July 2, 2002, to the extent not exercised.


6. LEASES

During the fiscal year 1994 and continuing throughout 1996, the property owned by the Company in Lombard, Illinois that was the office facilities for the discontinued operations of HMI Credit Inc. was leased to a third party. The lease included an option to purchase the property at any time during the ten year lease term. The tenant was responsible for all operating expenses related to the property and the lease payments equal the debt service for the variable rate industrial revenue development bonds originally issued to finance the property.

On July 7, 1997, the tenant exercised his right to purchase the property at a price equal to the remaining principal debt service for the variable rate industrial revenue development bonds. The principal amount of $884,400 relating to these bonds is recorded in debt on the Company's books at June 30, 1997.


7. EXECUTIVE COMPENSATION AGREEMENT AND OTHER SPECIAL CHARGES

During 1994, the Company negotiated a five year Compensation Agreement with the Chief Executive Officer, Kirk W. Foley which was ratified at the 1995 Annual shareholders' Meeting. The Agreement combines salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley. On May 14, 1997 Mr. Foley's employment with the Company was terminated triggering certain benefit payments.

Also in May 1997, the Company announced and completed a reduction of personnel which affected approximately forty people (hourly and salaried) at its Cleveland, Ohio Consumer Goods facility. The Canadian corporate office was also scaled down, with all accounting functions being brought into the Cleveland, Ohio office, reducing staff by approximately 11 people in the Canadian office.

Total special charges of $2,342,700 relating to the layoffs announced in May and Mr. Foley's termination benefit package were recorded in the third quarter of 1997. The balance in the related reserve at June 30, 1997 was $ 2,165,600, of which $300,000 was previously recorded as compensation expense in fiscal year 1996 in accordance with Mr. Foley's employment agreement.


8. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        --------------    -----------
                                         December 31,      March 31,
                                            1996             1997
                                        --------------    -----------
Net revenues                           $   28,271,126    $ 29,209,026
Gross profit                           $    6,840,926    $  5,340,628
Loss before discontinued operations    $     (124,588)   $ (2,672,697)
Loss from discontinued operations      $      (15,405)   $   (364,789)
Loss on disposal                       $          ---    $        ---
Net loss                               $     (139,993)   $ (3,037,486)

Per share of common
  stock:
Loss before discontinued operations    $         (.03)   $       (.54)
Loss from discontinued operations      $          ---    $       (.07)
Loss on disposal                       $          ---    $        ---
Net loss                               $         (.03)   $       (.61)

The first two quarters of 1997 have been restated as shown above. Inventory analysis performed in conjunction with the third quarter physical inventory revealed $1.1 million of raw material procurements from a supplier which were recognized in the third quarter that related to the two previous quarters and additionally, inventory adjustments of $582,800 were required to reflect product costs not properly recognized in the first two quarters.

PART I - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations
     ---------------------

NET SALES- Net product sales for the quarter ended June 30, 1997 were $28,310,115, an increase of $4,491,357 from $23,818,758 in the comparable quarter for 1996. Net product sales of $85,452,587 for the nine months ended June 30, 1997 represent a 15.8% increase as compared to $73,807,134 for the nine months ended June 30, 1996. Increased revenue was due primarily to new automotive, heavy truck and fork truck business awarded to Bliss Manufacturing in the Manufactured Products Division which had an overall sales increase of $6,636,160 and $15,633,149 for the quarter and nine months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. Sales increases in the Manufactured Products Division were offset by product revenue declines in the Consumer Goods Division. Consumer Goods sales decreased from comparable periods in 1996, $2,144,803 and $3,987,696, for the three and nine months ended June 31, 1997, respectively. The decrease in Consumer Goods sales resulted from declining North American and Asian markets partially offset by new product sales of the " Defender " room air cleaner and increased aftermarket sales.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States subsidiaries.

GROSS PROFIT - Gross profit for the quarter ended June 30, 1997 was $5,142,500 or 18.2% compared to $6,412,900 or 26.9% in the quarter ended June 30, 1996. Gross Profit for the nine months ended June 30, 1997 was 20.3% compared to 28.8% for the comparable period in 1996. Gross margins were negatively impacted by lower sales in the Consumer Goods Division, additional obsolescence, returns from the retail distribution channel, and higher than expected raw material pricing. Gross margins in the Manufactured Products Division were negatively impacted by market pressure and product mix changes. The product mix also continues to negatively affect the overall gross margins as the Manufactured Products Group had significant sales gains at its Bliss operations while sales in the Consumer Goods Division declined.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses were $533,500 lower for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Selling, general, and administrative expenses for the nine months ended June 30, 1997 were $983,500 higher than the comparable period in 1996.

The increase in year-to-date expenses is attributable to a $1,900,000 write-down of certain assets (primarily accounts receivable) taken in the second quarter of fiscal 1997. Selling, general and administrative expense for the nine months ended June 30, 1997, adjusted for the $1,900,000 charge, were below prior year by $916,500. The overall decrease in expense is a result of management's conscientious effort to reduce selling and administrative overhead costs.

SPECIAL CHARGES - In connection with the layoffs announced in May and the termination of former Chief Executive Officer Kirk W. Foley the Company recorded a special charge of $2,342,700 related to termination benefit payments. The special charge in the comparable periods in prior year related to a study performed in conjunction with the move of two of the Company's production facilities and a review and rationalization of the company's product lines. This study, performed on slow-moving and obsolete inventory, resulted in a write-off of inventory and the creation of an inventory reserve, as well as the cost associated with the moves.

INTEREST EXPENSE - Interest expense has increased as a result of additional borrowings from the credit facility during fiscal year 1996. Interest on bank lines of credit was $1,160,000 and $762,400 during the nine months ended June 30, 1997 and 1996, respectively.

INCOME TAXES - Benefit for income taxes increased to an effective rate of 24% for the nine months ended June 30, 1997 as compared to 16% for the nine months ended June 30, 1996. This increase resulted from the reduction in mix of Canadian and Mexican losses in 1997 as compared to 1996, which the Company does not recognize income tax benefits for due to the unlikelihood that these net operating losses will be utilized in the future.

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Tubular and Tube Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and operating results of these discontinued operations. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations. Sales applicable to the discontinued operations prior to the dates of discontinuance were $6,458,600 and $8,709,200 for the nine months ended June 30, 1997 and 1996, respectively.

Proceeds from the sale of the discontinued operations will be utilized to paydown the Company's debt.

     Liquidity and Capital Resources
     -------------------------------

The working capital balance at June 30, 1997 was $18,325,500, a decrease of 28% from the September 30, 1996 balance of $25,400,700. This decrease resulted from management's focus on accelerating the rate of cash generated from business operations.

The Company's cash increased $95,980 during the nine months ended June 30, 1997. Receivables decreased by $5,043,300 primarily as a result of decreases in trade receivables of $1,680,300 and a $3,008,300 decrease in finance contract receivables. The decrease in finance contract receivables is attributed to the write-off of approximately $3.1 million in contracts twelve months past due. This write-off was offset by decreases in deferred payments related to the finance contracts which are included in accrued expenses and other long-term liabilities. Trade receivables decreased as a direct result in the decrease in sales during the third quarter of fiscal 1997 as compared to fourth quarter of fiscal 1996. Inventory levels decreased $2,444,800 since September 30, 1996 as the result of the disposal of non-core products, an increase to the obsolescence reserve for the write-off of the non-core products and continued focus on inventory management. The write down of unusable barter credits resulted in the decrease in prepaid expenses along with continued amortization of professional fees incurred during business start-ups in 1996. Prepaids decreased a total of $1,396,700. Accounts payable decreased $2,039,100 due to an improvement in the Company's restricted cash position. Included in the increase of accrued expenses and other liabilities is a $3,099,300 charge for the estimated loss on disposal of discontinued operations.

Capital expenditures for the nine months ended June 30, 1997 and 1996 were $775,585 and $5,669,000, respectively. For the nine months ended June 30, 1997, capital expenditures in the Consumer Goods Division were $502,556 and $273,029 in the Manufactured Products Division. For the nine months ended June 30, 1996, the Company incurred $2,737,000 for renovations of its new Consumer Goods production facility in Cleveland, Ohio.

In November 1996, the Company made another annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667. The final principal payment on this debt, obtained in November 1990 to finance the acquisition of Bliss Manufacturing Company, is required in November 1997. Management will be meeting with the lender in August to discuss the possibility of refinancing this note.

In March 1997, the Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended through September 30, 1997. Management expects to obtain refinancing on this loan. An extension was also obtained, in April 1997, for the bank credit facility, utilized by the Netherlands operation. The facility, originally payable March 1997, is now available through December 1997.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under the Company's line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. In March 1997, the availability of the $20,000,000 facility was extended through April. On May 14, 1997, the Company obtained an extension of the $20,000,000 facility through May 31, 1997.

Effective June, 1997, the Company entered into a $20 million credit facility with its lender which replaced the February, 1997 amended and restated credit agreement. The new credit agreement expires on October 1, 1998 and requires an unused facility fee, computed at 0.25% per annum on the Unused Revolving Loan Facility amount, payable monthly. The secured facility consists of a $13 million revolving credit facility and $7 million in term loans. The term loans require monthly principal payments of $98,501. Interest rates accrue at a rate of prime on the revolving credit facility and up to prime plus 2.25% on the term loans. As of June 30, 1997, the outstanding balance on the Company's credit facility was $17,465,000.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, and restrict paying dividends, as well as require it to meet various financial covenants. At June 30, 1997 the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the Company obtained a waiver on these covenants.


PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HMI Industries Inc.
                                                 -------------------
                                                     (Registrant)

Date:    August 14, 1997                          \s\ Mark A. Kirk
         ---------------                          -----------------------
                                                  President and Chief
                                                  Financial Officer