Form 10-K
period 1997-09-30
HMI INDUSTRIES INC
filed 1997-12-31
CIK 46445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997      Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                     36-1202810
(State or other jurisdiction of             (IRS Employer Identification No.)
Incorporation or  organization)



     3631 Perkins, Cleveland, Ohio                         44114
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 432-1990

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes     X        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes ____  No   X

The aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on December 22, 1997 was approximately $10,623,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                                       Outstanding at December 22, 1997
          -----                                       --------------------------------
Common stock, $1 par value per share                               5,033,996

                       Documents Incorporated by Reference

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 1998 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on page  47.        This report consists of 48 pages.

TABLE OF CONTENTS

PART I.                                                                                                      Page
                                                                                                             ----
Item 1.     Business
(a)           General Development of Business..................................................................3
(b)           Financial Information About Industry Segments....................................................4
(c)           Narrative Description of Business................................................................4
                Consumer Goods.................................................................................4
                Manufactured Products..........................................................................6
                  Metal Stamping and Metal Formed Tubing.......................................................6
                  Tools, Dies and Specialty Machinery..........................................................6
                Employees......................................................................................7
                Environmental Policies and Controls............................................................7
                Methods of Production and Raw Materials........................................................7
(d)           Financial Information About Foreign and Domestic
                Operations and Export Sales....................................................................7
              Executive Officers of the Registrant.............................................................7
Item 2.     Properties.........................................................................................9
Item 3.     Legal Proceedings..................................................................................9
Item 4.     Submission of Matters to a Vote of Security Holders................................................9

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matter............................. 10
Item 6.     Selected Financial Data...........................................................................11
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............12
Item 8.     Financial Statements and Supplementary Data.......................................................16
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............16

PART III.

Item 10.    Directors and Executive Officers of Registrant....................................................16
Item 11.    Executive Compensation............................................................................16
Item 12.    Security ownership of Certain Beneficial Owners and Management....................................17
Item 13.    Certain Relationships and Related Transactions....................................................17

PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................17

            SIGNATURES........................................................................................18
            INDEX TO FINANCIAL STATEMENTS.....................................................................19
            INDEX TO EXHIBITS.................................................................................47

PART I.

Item 1.  Business

(a)  General Development of Business

HMI Industries Inc. (the "Company" or "registrant") was known as Health-Mor Inc. until January 1995. The Company was reorganized in 1968 as a Delaware corporation, succeeding an Illinois corporation originally formed in 1928. In 1997, the business of the Company was carried out through two primary divisions. The Consumer Goods Division manufactures and sells floor care and air filtration products, primarily portable bagless vacuum cleaners sold under the trade names "Filter Queen", "Princess", "Majestic" and "Empress", central vacuum cleaning systems sold under the trade names "Vacu-Queen" and "Majestic II". Portable room air cleaners are sold under the trade name "Defender" and carpet cleaning systems under the trade name "Easy Way" are both sold and leased. This division also sells needle-free insulin injectors under the "AdvantaJet" name. The operations of the Consumer Goods Division are carried on through the operations at the Perkins Avenue facility in Cleveland, Ohio, and the following wholly-owned subsidiaries: HMI Incorporated (incorporated in Ontario, Canada); Home Impressions Inc. (incorporated in Delaware); Health-Mor International, Inc., which meets the qualifications under the Internal Revenue Code as a foreign sales corporation (incorporated in the U.S. Virgin Islands); Health-Mor Acceptance Corporation (incorporated in Delaware); HMI Acceptance Corporation (incorporated in Ontario, Canada); and Health-Mor Acceptance PTY Ltd. (incorporated in Sydney, Australia). Health-Mor Personal Care Corp. (incorporated in Delaware) is 85% owned by the registrant.

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

In 1997, the Company made a decision to sell its Manufactured Products Division businesses and any poor performing product lines in the Consumer Goods Division. As a result of this decision, Bliss Tubular Products, which engaged in the bending of aluminum, steel and copper tubing, was sold in fiscal 1997 and the Company is negotiating the sale of Tube-Fab Ltd.

In September 1997, the Company decided to sell Bliss Manufacturing Company and this subsidiary was offered for sale. On December 18, 1997, the Company signed a definitive agreement to sell the stock of its Bliss Manufacturing Company to an investor group led by Mervin Dunn and Rhone Capital, LLC. The purchase price is $31,500,000, subject to certain adjustments, including a $1,500,000 distribution for certain payments to vendors and employee obligations. The sale is expected to close in March 1998, subject to regulatory and shareholder approval.

In the Consumer Goods Division, the Company has offered for sale two businesses, Health-Mor Personal Care Corporation and Household Rental Systems ("HRS"). A letter of intent to sell HRS was signed in December, 1997. In addition, the Company discontinued selling the "Optima" portable canister vacuum and the "Princess 2000" upright vacuum cleaner in 1997. In December 1997, the Company announced it was discontinuing the "Electrapure" portable canister vacuum product. Sale of the "SuperNaturals" brand of cleaning products was suspended in 1997. Most of the Home Impressions product lines were discontinued in 1997, except for the "Vacu-Queen" central vacuum cleaning system. The Company also discontinued rental of the "Easy Way" carpet cleaning systems to Filter Queen direct distributors in 1997.

(b)      Financial Information About Industry Segments

As of September 30, 1997, the Company's continuing operations consist of a single operating segment: the Consumer Goods Division. See Note 12 (Business Segments) of the Notes to the Consolidated Financial Statements found on page 42 for further information.

(c)      Narrative Description of Business

Consumer Goods

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

The Filter Queen cleaning system has been registered by Underwriters Laboratories and Canadian Standards Authority as an Air Filtration Device.

The floor care products of the Consumer Goods Division are marketed in the United States, Canada, and over forty other countries. The Company markets the Filter Queen Majestic and the Empress through independent distributors who sell in the home directly through their own independent representatives and who also sell indirectly through the representatives of smaller independent local distributors.

Central vacuum cleaning systems are marketed worldwide under the trade name "Vacu-Queen" through retail distributors and under the trade name "Majestic II" through direct distributors. The Company also markets the Vacu-Queen to building contractors and developers for installation in newly constructed homes and apartments.

Household Rental Systems ("HRS") provides carpet cleaning systems for rent to consumers through independent retail vacuum cleaner stores under the name "Easy Way" in the United States and Canada. The Canadian HRS business has been reported as discontinued operations and a letter of intent to sell HRS was signed in December 1997.

Health-Mor Personal Care Corp. markets the AdvantaJet needle-free insulin injector and other health care products. Customer service is crucial to this product line. This business has been classified as a discontinued operation and the Company is seeking a buyer for this business.

The Company meets strong competition in the sale of its vacuum cleaners and central vacuum systems. In the case of sales through in-home solicitation, this competition is primarily with vacuum cleaner equipment in use in the home at the time of the sales presentation. There are many significant vacuum cleaner manufacturers, plus many regional and private label manufacturers, who make numerous brand name vacuum cleaners in the United States. Most of these are sold through department stores, discount houses, appliance shops and by catalog, generally at substantially lower prices than the Filter Queen. There are more than five companies which compete significantly with the Company in the United States and Canada in distribution of vacuum cleaners by in-home solicitation. Many of its competitors in the sale of vacuum cleaners are substantially larger and have greater resources than the Company. The Company believes that its vacuum cleaners are competitive with other vacuum cleaners because of their performance and warranty. It is the practice of the Company, along with other companies in the vacuum cleaner industry, to maintain sufficient amounts of inventory to meet the rapid delivery requirements of customers. The Consumer Goods Division of the Company operates with a minimal backlog.

The Company is expanding its parts and service business by utilizing its extensive customer data base to market accessories and new products and services. The purpose is to enhance the annuity value of each customer to the Company and to distributors by encouraging add-on sales and generating referrals by utilizing these same data bases and the Distributor network. The parts and service business continues to expand in markets outside of North America.

The Company's financing program, through its subsidiaries Health-Mor Acceptance Corporation and HMI Acceptance Corporation continues to serve its distributors and consumers by offering financing to marginally credit worthy consumers. The Company has sold a portion of its U.S. portfolio to a first line finance company, and continues to explore ways to serve its distributors and consumers while at the same time reducing its overhead through alliances with first line finance companies. Health-Mor Acceptance PTY Ltd. was incorporated in Sydney, Australia, to offer consumer financing of the Company's products in that country. This portfolio is currently being liquidated.

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

Manufactured Products

The Manufactured Products Division of the Company consists of commercial and industrial stamped components, metal formed tubular products, machined components, tools, dies and specialty products and production of needle-free insulin injection systems. All businesses related to the Manufactured Products Division have been reclassified to discontinued operations and are held for sale at September 30, 1997.

Metal Stamping and Metal Formed Tubing

Bliss Manufacturing Company ("Bliss"), a wholly-owned subsidiary of the Company, engages in the manufacture of various types of sheet metal stamping and sub-assemblies, and painting and welding in conjunction therewith, for customers in the automotive and truck manufacturing, materials handling equipment, military, and plumbing industries. The products manufactured by Bliss are sold primarily to original equipment manufacturers, mostly in the Midwest.

The customers of Bliss issue releases for parts depending upon their own requirements. Therefore, Bliss operates with a minimal backlog.

The business of Bliss is significantly dependent upon several automotive and truck manufacturers. In the event that a significant portion of the automotive and truck business were to cease immediately, and the revenues were not replaced with sales to other customers, whether existing or new, the loss could have a material adverse effect on the registrant and its subsidiaries, taken as a whole. However, the registrant believes that its relationship with these customers is good and, although it anticipates the loss of business for particular parts from time to time as the products in which those parts are incorporated are discontinued or substantially changed, the registrant believes that it can, at least in part, make up for such losses through existing or new customers. The Company has signed a definitive agreement to sell Bliss Manufacturing (See Item 1a).

Tube-Fab Ltd. ("Tube-Fab"), a wholly-owned subsidiary of the Company, is engaged in the manufacture of high quality tubular products for the aircraft, military, communications and specialty architectural industries. The Company intends to sell Tube-Fab in 1998 (See Note 14 "Related Party Transactions" of the Notes to the Consolidated Financial Statements).

Tools, Dies and Specialty Machinery

Machined Products Division ("MPD"), a division of Tube-Fab, engages in the manufacture and sale of precision machined components for aircraft engines for the aerospace industry. The work performed is primarily subcontract work for engine manufacturers. In addition, MPD continues its work with Spar Aerospace, manufacturing components for the Special Purpose Dextrous Manipulator for the International Space Station. MPD has numerous competitors in the machining field, none of whom has any sizable market share.

Sales backlog for MPD as of September 30, 1997 and 1996 was approximately $540,903 and $420,000, respectively. It is expected that this backlog will be filled during the current fiscal year.

Employees

The Company and its subsidiaries employed 836 persons at September 30, 1997 throughout the world. Approximately 70% are part of businesses that have been classified as discontinued.

Environmental Policies and Controls

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

Methods of Production and Raw Materials

The Consumer Goods Division of the Company assembles finished parts purchased from various suppliers. Tube-Fab purchases metal tubing from various suppliers and engages in finishing operations, such as bending, beading and flaring. MPD manufactures needle-free insulin injectors and precision machined parts for the aerospace industry. Bliss purchases steel (both coil and blank) from various suppliers and stamps metal parts for its customers. Bliss also engages in welding and painting of certain parts, including the painting of parts for other companies.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to foreign and domestic operations for the years ended September 30, 1997, 1996 and 1995 are set forth in Note 12 (Business Segments) of the Notes to Consolidated Financial Statements found on page 42.

Executive Officers of the Registrant

NAME                                  AGE            POSITION AND TERMS OF SERVICE AS OFFICER
----                                  ---            ----------------------------------------
James R. Malone                        55            Chairman and Chief Executive Officer (1)
Mark A. Kirk                           40            President, Chief Operating Officer and Chief Financial
                                                       Officer (2)
Carl H.Young III                       56            Executive Vice President, General Counsel and Assistant
                                                     Secretary (3)
Sherwin Ellens                         60            Vice President - Sales and Marketing (4)
Robert M. Benedict                     54            Vice President and Treasurer (5)
Kevin Dow                              41            Vice President - Corporate Services and Assistant Treasurer (6)
Michael Harper                         41            Vice President, Corporate Controller and Chief Accounting
                                                       Officer and Assistant Secretary (7)

(1) Mr. Malone was elected Chairman of the Board of Directors on December 5, 1996 and Chief Executive Officer on May 14, 1997. From 1993 to 1997, Mr. Malone was Chairman, President, and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass containers. From 1990 to 1993 he was Chairman and Chief Executive Officer of Grimes Aerospace Company, an aircraft component manufacturer.

(2) On May 14,1997, Mr. Kirk was elected President and Chief Operating Officer. He is also Chief Financial Officer, and was elected to that position in February 1997. From 1993 to 1997 he served as Senior Vice President and Chief Financial Officer of Anchor Glass Container Corporation. From 1990 to 1993 he was Senior Vice President and Chief Financial Officer at Grimes Aerospace Company.

(3) Carl Young was elected Executive Vice President, General Counsel, and Assistant Secretary on May 28, 1997. He had previously served as Vice President and General Counsel from February 14, 1997 to May 28, 1997. From 1993 to 1997 Mr. Young served as Senior Vice President and General Counsel of Anchor Glass Container Corporation. From 1990 to 1993, Mr. Young was Senior Vice President and General Counsel for Grimes Aerospace Company.

(4) Mr. Ellens has served as Vice President - Sales and Marketing since May 28, 1997. From 1996 to May 14,1997 he was Vice President of Direct Sales. From 1992 to 1995, he served as Director of Direct Sales for North America.

(5) Mr. Benedict was elected Vice President and Treasurer on May 28, 1997. From 1995 to 1997 he was Assistant Treasurer of Sealy Inc., a mattress manufacturer. From 1992 to 1995 he was Vice President of Benedict, Kuhit & Associates, a consulting firm.

(6) Mr. Dow was named Vice President - Corporate Services and Assistant Treasurer on May 28, 1997. From March 1996 to May 1997 he served as Vice President-Administration and Treasury. He has also served as Treasurer or Assistant Treasurer at various times since 1995. He served as Vice President Finance and Administration from 1989 to 1996.

(7) Mr. Harper was elected Vice President, Chief Accounting Officer and Assistant Secretary on May 28, 1997. He has also served as Corporate Controller since December 1996. He served as Vice President, Finance for Bliss Manufacturing Company from January 1996 to December 1996. For over sixteen years prior to that time he served in various financial management positions with The Sherwin-Williams Company, most recently as the Controller of the Transportation Services Division. Sherwin-Williams Company is a paint manufacturer.

Kevin Dow, Vice President-Corporate Services and Assistant Treasurer, is the first cousin of Barry L. Needler, Vice Chairman and a director.

Item 2. Properties

The following table sets forth by industry segment, the location, character and size (in square feet) of the real estate used in the operations of the Company and its subsidiaries at September 30, 1997:

                                                                                          SQUARE FEET
                                                                                     -----------------------
LOCATION                                            CHARACTER                        OWNED            LEASED
--------                                            ---------                        -----            ------
CONSUMER GOODS DIVISION
  United States of America
  ------------------------
  Cleveland, Ohio                                   Office, Plant & Warehouse       210,000
  Bradley, Illinois (1)                             Office & Warehouse                7,516

  Canada
  ------
  Mississauga, Ontario                              Office & Warehouses                                 46,772
  Dorval, Quebec                                    Office & Warehouse                                   4,762
  Calgary, Alberta                                  Office & Warehouse                                   4,500
  Surrey, British Columbia                          Office & Warehouse                                   4,100
  Edmonton, Alberta                                 Office & Warehouse                                   2,049
  Vancouver, British Columbia                       Office & Store                                       2,292
  Burlington, Ontario                               Office & Store                                       1,100

MANUFACTURED PRODUCTS DIVISION
Tools, Dies & Specialty Machinery (1)
  Charlottetown, Prince Edward Island               Office, Plant & Warehouse        19,000

Metal Stamping and Metal Formed Tubing (1)
  Newton Falls, Ohio                                Office, Plant & Warehouse       400,000
  Youngstown, Ohio                                  Office, Plant & Warehouse       150,000

(1) Included in Assets Held for Sale


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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The common stock of the Company is listed and traded on the NASDAQ Stock Market under the symbol HMII. As of September 30, 1997, there were approximately 253 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of the Company's common stock on the Nasdaq Stock Exchange for the years ended September 30, 1997 and 1996, are as follows:

1997

                                    High                                  Low                                Dividend
                                    ----                                  ---                                --------
             1st Quarter             6 3/4                                4 3/4                              $ .0000
             2nd Quarter             8 1/8                                5 1/8                              $ .0000
             3rd Quarter             7 5/8                                4 7/8                              $ .0000
             4th Quarter             6 1/4                                3 7/8                              $ .0000


1996

                                    High                                  Low                                Dividend
                                    ----                                  ---                                --------
             1st Quarter           15                                    11 1/4                              $ .0875
             2nd Quarter           12 1/4                                 7 3/4                              $ .0875
             3rd Quarter            8 3/4                                 7                                  $ .0875
             4th Quarter            8 1/4                                 4 3/4                              $ .0000

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. Due to losses in the first three quarters of 1996, the Company did not declare a dividend in the fourth quarter of fiscal 1996. No dividends were declared in 1997 due to continued losses. The Credit Agreement with the Company's lender will not permit the payment of dividends and this restriction remains in effect until the credit facility is paid in full in 1998. It is not expected that the Company will declare a dividend until the Company returns to profitability.

Item 6.  Selected Financial Data

                                                        1997              1996           1995           1994           1993
                                                        ----              ----           ----           ----           ----
Net Revenue From Continuing Operations               $  50,490,250   $  59,548,908   $ 62,785,302   $ 52,759,037   $ 44,224,939
Operating Costs and Expenses                         $  68,603,306   $  63,882,184   $ 60,509,044   $ 50,539,058   $ 41,416,946
Other Income (Expense), net                          $ (2,650,313)   $ (4,272,428)   $(1,282,491)   $(1,080,894)   $(1,080,413)
Income (loss) Before Discontinued
  Operations  Before Taxes                           $(20,763,369)   $ (8,605,704)   $    993,767   $  1,139,085   $  1,727,580
Income (loss) Margin Before Discontinued
  Operations Before Taxes                                  (41.1%)         (14.5%)           1.6%           2.2%           3.9%
Income Taxes (benefits)                              $ (7,285,949)   $ (2,838,259)   $  (614,791)   $   (69,510)   $    145,512
Income Tax Rate                                              35.1%           33.0%          69.1%           6.1%           8.4%
Income (loss) before Discontinued Operations         $(13,477,420)   $ (5,767,445)   $  1,608,558   $  1,208,595   $  1,582,068
Income (loss) Margin Before Discontinued Operations        (26.7%)          (9.7%)           2.6%           2.3%           3.6%
Income (loss) From Discontinued Operations           $  2,347,039    $ (1,965,815)   $  3,833,317   $  3,422,894   $  3,287,695
Loss on Disposal                                     $ (5,519,684)   $ (2,280,844)   $        ---   $        ---   $        ---
Cumulative Effect-
    Change of Accounting for Income Taxes            $         ---   $         ---   $        ---   $    719,016   $        ---
Net Income (loss)                                    $(16,650,065)   $(10,014,104)   $  5,441,875   $  5,350,505   $  4,869,763
Net Income (loss) Margin                                   (33.0%)         (16.8%)           8.7%          10.1%          11.0%
Per Share Data:
Net Revenues From Continuing Operations              $       10.19   $       12.12   $      12.87   $      10.79   $       9.12
Income (loss) Before Discontinued
  Operations                                         $      (2.72)   $      (1.18)   $        .33   $        .25   $        .33
Income (loss) From Discontinued
  Operations                                         $         .47   $       (.40)   $        .79   $        .70   $        .68
Net Income (loss)                                    $      (3.36)   $      (2.04)   $       1.12   $       1.09   $       1.01
Cash Dividends                                       $        .000   $        .263   $       .346   $       .324   $       .301
Weighted Average Number of Common
  Shares Outstanding                                     4,956,276       4,912,135      4,876,599      4,888,395      4,851,192

Total Assets                                         $  55,390,133   $  92,511,124   $ 85,191,635   $ 78,642,212   $ 65,102,797
Long-Term Debt                                       $     762,777   $  22,334,613   $ 14,050,715   $ 13,176,973   $  8,800,956
Stockholders' Equity                                 $  14,551,505   $  30,882,960   $ 40,350,913   $ 37,901,982   $ 34,442,194
Book Value Per Share                                 $        2.94   $        6.29   $       8.27   $       7.75   $       7.10
Working Capital                                      $   3,793,541   $  24,981,647   $ 23,771,993   $ 22,941,184   $ 18,189,328

Ratio of Current Assets to Current Liabilities                1.10            1.77           1.91           1.99           1.90
Percent of Earnings on Average Stockholders' Equity         (73.3%)         (28.1%)         13.9%          14.8%          14.8%
Percent of All Dividends to Net Income                         ---          (12.9%)         31.0%          29.7%          30.0%
Stock High                                                   8 1/8              15             17         19 1/8         13 3/4
Stock Low                                                    3 7/8           4 3/4         13 1/4         11 1/4          5 5/8
Average Annual Price to Earnings Ratio                       (1.8)           (4.8)           13.5           13.9            9.6
Average Annual Dividend Yield                                  ---            2.7%           2.3%           2.1%           3.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS
1997 COMPARED WITH 1996


NET PRODUCT SALES - Net product sales for the year ended September 30, 1997 decreased by $8,942,000 or 15.2% as compared to fiscal 1996. The decrease in sales is due primarily to declines in North America and Asia. Weak sales in North America were attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies. Sales gains in a strong European market continued their favorable trend.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT - Gross Profit for fiscal 1997 was $13,869,000 or 27.8% as compared to 1996 gross profit of $20,574,000 or 35.0%. Gross profit was adversely affected by lower volume, quality problems, and operational inefficiencies. Additionally, non-recurring charges of $1,084,000 were taken to write-off unused barter credits and tooling related to a discontinued product line. Initiatives were begun in the fourth quarter of 1997 to strengthen business processes, reduce costs, and improve quality.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative costs increased by $6,958,000 from fiscal 1996 to fiscal 1997. The increase was due primarily to additional bad debt expense taken of $4,659,000, severance charges related to the termination of Kirk W. Foley of approximately $2,000,000, expenses incurred for the settlement of a lawsuit and other expenses. Adjusted for these charges, selling, general and administrative would have decreased by approximately $1,200,000. The Company has initiated cost reduction measures in 1997 that should continue to reduce selling, general and administrative costs in 1998. These include implementation of a cash basis policy for North American distributors effective January 1, 1998. While this policy may depress sales temporarily, over time it should improve the Company's liquidity and strengthen the fiscal health of its distribution network. The subsequent reduction in credit resulting from this policy should significantly reduce bad debt expense in 1998.

INTEREST EXPENSE - Interest expense increased $532,000 in fiscal 1997 from 1996 as a result of additional borrowings and increases in interest rates in 1997.

INCOME TAXES - The effective tax rate for fiscal 1997 is 35.1% compared to 33.0% in 1996.

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Bliss Tubular and Tube-Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. The Company recorded a pretax estimated loss on disposal of the assets of Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $1,937,200 during fiscal 1997. In August 1997, the Company sold the assets of Bliss Tubular to H-P Products and recorded a pretax loss on the sale of those assets of $1,524,000. As of September 30, 1997, the Company reported Bliss Manufacturing, its metal fabrication and stamping business, as a discontinued operation. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and net operating results of these discontinued operations. Income Statements for periods prior to the dates of discontinuance have been restated to reflect continuing operations. The Company's steam cleaning business, Household Rental Systems, reported as a discontinued operation in fiscal 1996, recorded an additional loss on disposal of $2,651,000 in fiscal 1997. In November, 1997, the Company received two signed letters of intent regarding the planned sale of this business. Management anticipates that the sale of this business will be completed in early 1998. Sales applicable to the discontinued operations as of September 30, 1997 and September 30, 1996 were $75,151,642 and $65,771,728 respectively.

RESULTS OF OPERATIONS
1996 COMPARED WITH 1995

NET PRODUCT SALES - Net product sales for the year ending September 30, 1996 decreased by $3,408,000 or 5.5% as compared to fiscal 1995. Sales declines in the North American and Asian markets were offset by growth in the European market. Decreases in the North American market were attributable to, among other things, a tightening of consumer credit. Distribution difficulties and required product changes in Asia hampered sales in fiscal 1996.

FINANCING REVENUES - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries.

GROSS PROFIT - Gross profit for fiscal 1996 was $20,574,000 or 35.0% as compared to 1995 gross profit of $23,119,000 also 37.1%. Total gross profit was lower due to the decline in sales volume. The Consumer Goods operations moved into a new facility in March 1996, thus eliminating the cost of duplicate facilities incurred during the first six months of the year. Additionally, scheduling and process changes were made, within the operations, in an effort to reduce production inefficiencies.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative costs increased by $4,236,000 from fiscal 1995 to fiscal 1996. Included in the increase is $2,200,000 of product development and introduction costs for the Consumer Goods business with corresponding increases in sales from these products. The Company also experienced increased legal and professional fees, increased compensation costs and increased reserves for uncollectable accounts.

INCOME TAXES - The effective rate for fiscal 1996 was 33.0% compared to 69.1% in 1995.

DISCONTINUED OPERATIONS - The Company adopted a plan to exit its direct sales business in Mexico and to sell the Canadian Household Rental Systems operation. Accordingly, the results of these operations are reported as discontinued operations. The Company has recorded a loss on the disposal of Mexico of $1,481,000 primarily comprised of the currency devaluation which was previously reflected as a component of equity offset by a U.S. tax benefit of the loss on the Company's investment in the Mexican operation. An $800,000 charge was recorded in fiscal 1996 on the disposal of the steam cleaning business in order to record the assets of this operation at their estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at September 30, 1997 was ($439,000) compared to the September 30, 1996 balance of $24,982,000, principally as a result of the Company's long-term debt being classified as current on the September 30, 1997 consolidated balance sheet. On December 18, 1997, the Company entered into a definitive agreement to sell 100% of the stock of Bliss Manufacturing, a wholly owned subsidiary for $31,500,000, subject to certain adjustments. The Company expects the entire proceeds from the sale of Bliss Manufacturing to be applied to the retirement of substantially all of its debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and amounts necessary to fund future tax obligations arising from the gain on the sale of Bliss Manufacturing. It is anticipated that this transaction will close by the end of the second fiscal quarter of 1998. Accordingly, debt to be retired from the proceeds of the sale has been classified as current.

The Company's cash decreased $233,000 during the year ended September 30, 1997. The decrease in receivables of $3,241,000 was due primarily to lower sales, tighter credit terms, and an increase in the allowance for doubtful accounts. Inventories decreased by $4,362,000 due to tighter inventory controls in the Consumer Goods Division and at Bliss Manufacturing. Accounts payable decreased by $3,214,000 as a result of lower inventory levels. Accrued liabilities increased $4,208,000 due primarily to severance charges taken as a result of the termination of Kirk W. Foley.(See Note 14 to the Consolidated Financial Statements). The aforementioned variances relate to information in the Consolidated Statement of Cash Flow in which items relating to discontinued operations have not been disaggregated as they have in the Consolidated Balance Sheet.

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under this line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. Subsequently, the availability of the $20,000,000 facility was extended through May 31, 1997.

Effective June 1997, the Company entered into a $20 million credit facility with its lender which replaced the February 1997 amended and restated credit facility agreement. The new credit agreement expires on October 1, 1998 and requires an unused facility fee, computed at 0.25% per annum on the Unused Revolving Facility amount, payable monthly. The secured facility consists of a $13 million revolving credit facility and $7 million in term loans. The term loans require monthly principal payments of $98,501. Interest rates accrue at prime on the revolving credit facility and up to prime plus 2.25% on the term loans. As of September 30, 1997, the outstanding balance on the Company's credit facility was $15,824,397.

At September 30, 1997, the Company was in violation of the financial covenants under its credit agreement and was experiencing increasing liquidity problems. The Company's deteriorating cash position was a significant factor that led to the decision to sell Bliss Manufacturing. In December 1997, the Company obtained waivers from its lenders with respect to the covenant violations and received $2,000,000 in a special term loan that accrues interest at a rate of prime plus 2.0%, to be paid monthly. The maturity date of this agreement is the earlier of the receipt of the Bliss Manufacturing sale proceeds or March 31, 1998. Additionally, a fee with respect to the special term loan of $80,000 will be paid on such date that the special term loan is paid in full. Additionally, the Company expects to receive additional financing of $1,200,000 upon the filing of its fiscal 1997 tax return, which is expected to be filed in early January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

In November 1996, the Company made an annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667 as of September 30, 1997, with the final payment due date extended until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

The Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended until the earlier of March 31, 1998 or upon the receipt of proceeds from the sale of Bliss Manufacturing. An extension was also obtained in April 1997 for the bank credit facility utilized by the Netherlands operation. The facility ($480,822), originally payable in March 1997, is now available through December 1997. The Company is presently negotiating, with its lender, an extension on this debt until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

Interest expense for 1997 was primarily related to borrowing on the line of credit, term loans, and the Private Placement unsecured term notes. Other interest relates to the Industrial Revenue Bonds on the Lombard property, interest on capital leases and interest paid on Distributors' deposits.

The Company's principal sources of liquidity, until the sale of Bliss Manufacturing, are expected to be funded with cash generated from operations, additional borrowings under the Company's credit facility referred to above and the 1997 tax refund. After the sale of Bliss Manufacturing the Company's principal sources of liquidity are expected to be from the proceeds from the sale, a new credit facility to be put in place in the second fiscal quarter of 1998 and from cash generated from operations.

The sale of Bliss Manufacturing is contingent upon shareholder approval, regulatory approval and a variety of other customary closing conditions. The Company expects all these conditions to be met and the sale of Bliss Manufacturing to be consummated by March 31, 1998. However, if the sale of Bliss Manufacturing is not achieved by such date, the Company would have liquidity needs that could only be satisfied by further amendment to the credit facility to allow for additional time to close the sale transaction or obtaining additional financing sources.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, restricts paying dividends, and limits the ability for capital expenditures. As of September 30, 1997, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the company obtained a waiver on these covenants through September 30, 1997. Additionally, the credit agreements were amended so as to eliminate the restrictive covenants referred to above until March 31, 1998.

CAUTIONARY STATEMENT FOR "SAFE HARBOR"
PURPOSES UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to certain uncertainties including the successful completion of the sale of Bliss Manufacturing, and retention and rebuilding of the Consumer Products Division distribution network. Such uncertainties are difficult to predict and could cause actual results of the company to differ materially from those matters expressed or implied by such forward-looking statements.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements included on page 19 of this report.

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

         1. Financial Statements - Reference is made to the Index To Financial Statements, included as page 19 of this report.

         2. Financial Statement Schedules - Reference is made to the Index To Financial Statements, included as page 19 of this report.

         3. Exhibits - Reference is made to the Index To Exhibits, included as page 47 of this report.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of 1997.

(c) Exhibits Reference is made to the Index To Exhibits, included as page 47 of this report.

(d) Financial Statement Schedules - Reference is made to the Index To Financial Statements, included as page 19 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HMI INDUSTRIES INC.
                                       (Registrant)

                                       by   /s/ Michael Harper
                                         --------------------------------------
                                         Michael Harper
                                         Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                         December 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                               /s/ Mark A. Kirk
----------------------------------              -----------------------------------              -----------------------
James R. Malone                                   Mark A. Kirk                                     Frank Rasmussen
Chairman of the Board, Chief                      President, Chief Operating                       Director
Executive Officer and Director                    Officer, Chief Financial Officer                 December 29, 1997
December 29, 1997                                 and Director
                                                  December 29, 1997


/s/ Robert J. Abrahams
----------------------------------              -----------------------------------              -----------------------
Robert J. Abrahams                                Grace McCarthy                                   Ivan Winfield
Director                                          Director                                         Director
December 29, 1997                                 December 29, 1997                                December 29, 1997


/s/ Donald L. Baker                               /s/ John S. Meany, Jr.
----------------------------------              -----------------------------------
Donald L. Baker                                   John S. Meany, Jr.
Director                                          Director
December 29, 1997                                 December 29, 1997


/s/ Moffat Dunlap                                 /s/ Barry L. Needler
----------------------------------              -----------------------------------
Moffat Dunlap                                     Barry L. Needler
Director                                          Director
December 29, 1997                                 December 29, 1997

                          INDEX TO FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
Report of Management ...........................................................     20

Report of Independent Accountants
  For the years ended September 30, 1997, 1996 and 1995 ........................     21

Financial Statements
  Consolidated Balance Sheets for the years ended September 30, 1997
    and 1996 ...................................................................     22

  Consolidated Statements of Income for the years ended September 30,
    1997, 1996 and 1995 ........................................................     23

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1997, 1996 and 1995 ..........................................     24

  Consolidated Statements of Cash Flows for the years ended September
    30, 1997, 1996 and 1995 ....................................................     25

  Notes to Consolidated Financial Statements ...................................   26-45

Financial Statement Schedule:  II - Valuation and Qualifying Accounts and
Reserves .......................................................................     46


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements, the notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              REPORT OF MANAGEMENT



To the Board of Directors and Stockholders of HMI Industries Inc.

The management of HMI Industries Inc. (HMI) is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this report. Management believes that the financial statements have been prepared in accordance with generally accepted accounting principles and that any amounts included herein which are based on estimates of the expected effects of events and transactions have been made with sound judgment and approved by qualified personnel.

HMI maintains an internal control structure to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. The internal control structure is regularly reviewed, evaluated and revised as necessary by management. Additionally, HMI requires every Company employee to maintain the highest level of ethical standards in the conduct of all aspects of the Company's business, and their compliance is regularly monitored.

The financial statements in this report have been audited by the independent accounting firm of Coopers & Lybrand L.L.P. Their audits were conducted in accordance with generally accepted auditing standards and included a study and evaluation of our internal control structure as they considered necessary to determine the extend of tests and audit procedures required for expressing an opinion on the company's financial statements.

The Audit Committee of the Board of Directors, of which outside directors are members, meets periodically with the independent auditors and management to review accounting, auditing, internal control and financial reporting matters. The external auditors have full and free access to the Audit committee and its individual members at any time.

                                  /s/ Mark A. Kirk
                                  ---------------------------------------------
                                  President, Chief Operating Officer and Chief
                                  Financial Officer

                                  /s/ Michael Harper
                                  ---------------------------------------------
                                  Vice President, Corporate Controller and
                                  Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders, HMI Industries Inc.


We have audited the consolidated financial statements and the financial statement schedule of HMI Industries Inc. and its subsidiaries listed in the index on page 19 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMI Industries Inc. and its subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its prior years consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company intends to retire substantially all of its outstanding debt with the expected proceeds from the sale of its subsidiary Bliss Manufacturing Company.


/s/  Coopers & Lybrand, L.L.P.
Cleveland, Ohio
December 29, 1997

HMI INDUSTRIES INC.
CONSOLIDATED  BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996


                                                                                   SEPTEMBER 30,        September 30,
                                                                                      1997                  1996
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                   (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    239,797         $    472,408
  Trade accounts receivable (net of allowance of $5,512,063 and $2,439,406)          10,357,999           26,252,884
  Finance contracts receivable                                                          496,044            2,224,480
  Notes receivable                                                                      228,414              560,884
  Inventories:
    Finished goods                                                                    2,438,282            6,943,970
    Work-in-progress, raw material and supplies                                       1,714,576           11,420,627
  Income tax receivable                                                               3,373,898            1,463,000
  Deferred income taxes                                                               8,239,080            1,772,129
  Prepaid expenses                                                                      123,099            1,985,276
  Other current assets                                                                   83,307                   --
  Net assets held for sale at realizable value                                       14,658,322            4,228,059
                                                                                   ------------         ------------
      Total current assets                                                           41,952,818           57,323,717
                                                                                   ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    6,194,868           15,717,653
                                                                                   ------------         ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                              --              334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,534,511 and $3,092,432)                                5,777,440           12,636,147
  Deferred income taxes                                                                      --            1,499,600
  Unamortized trademarks                                                                339,823              312,775
  Finance contracts receivable (less amounts due within one year)                       992,090            4,449,628
  Other                                                                                 133,094              237,481
                                                                                   ------------         ------------
      Total other assets                                                              7,242,447           19,469,754
                                                                                   ------------         ------------
      Total assets                                                                 $ 55,390,133         $ 92,511,124
                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                   $    480,822         $  3,132,975
  Trade accounts payable                                                              6,939,040           17,785,859
  Income taxes payable                                                                2,149,163              734,605
  Accrued expenses and other liabilities                                              8,125,620            7,202,990
  Long-term debt due within one year                                                 20,464,632            3,485,641
                                                                                   ------------         ------------
     Total current liabilities                                                       38,159,277           32,342,070
                                                                                   ------------         ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                     762,777           22,334,613
  Postretirement benefits other than pensions                                                --            3,749,000
  Deferred income taxes                                                                 573,613              192,372
  Other                                                                               1,342,961            3,010,109
                                                                                   ------------         ------------
      Total long-term liabilities                                                     2,679,351           29,286,094
                                                                                   ------------         ------------

Commitments and contingencies (Note 11)                                                      --                   --

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                    --                   --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                          5,295,556            5,295,556
  Capital in excess of par value                                                      8,050,212            7,686,944
  Unearned compensation, net                                                           (191,500)                  --
  Retained earnings                                                                   4,077,771           20,740,344
  Cumulative translation adjustment                                                  (1,418,762)          (1,077,325)
                                                                                   ------------         ------------
                                                                                     15,813,277           32,645,519
  Less treasury stock 269,296 shares, at cost                                         1,261,772            1,762,559
                                                                                   ------------         ------------
      Total stockholders' equity                                                     14,551,505           30,882,960
                                                                                   ------------         ------------
      Total liabilities and stockholders' equity                                   $ 55,390,133         $ 92,511,124
                                                                                   ============         ============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME




                                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                     1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:                                                                                           Restated)        (Restated)
  Net product sales                                                              $ 49,878,534    $   58,820,833     $62,228,698
  Financing revenue and other                                                         611,716           728,075         556,604
                                                                                 -------------   ---------------    ------------
                                                                                   50,490,250        59,548,908      62,785,302
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                            36,009,821        38,247,052      39,110,004
  Selling, general and administrative expenses                                     32,593,485        25,635,132      21,399,040
  Interest expense                                                                  2,217,781         1,686,254       1,409,291
  Loss on investment in Holland-Electro                                                     -         2,012,356               -
  Other expenses                                                                      432,532           573,818        (126,800)
                                                                                 -------------   ---------------    ------------
    Total expenses                                                                 71,253,619        68,154,612      61,791,535
                                                                                 -------------   ---------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 (20,763,369)       (8,605,704)        993,767

BENEFIT FOR INCOME TAXES                                                           (7,285,949)       (2,838,259)       (614,791)
                                                                                 -------------   ---------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                      (13,477,420)       (5,767,445)      1,608,558
                                                                                 -------------   ---------------    ------------

Income (loss) from discontinued operations -
  Mexico (net of taxes of $-0-, $-0- and  $496,000)                                         -        (1,428,183)       (235,838)
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                      498,131        (1,082,502)       (388,233)
  Bliss Manufacturing (net of taxes of $1,323,395, $1,103,664 and
    $3,075,442)                                                                     2,159,224         1,655,497       4,613,163
  Bliss Tubular (net of taxes of $87,090, $119,901, and $20,746)                     (142,094)         (179,851)         31,120
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $-0-)                                  386,095            32,042        (132,796)
  Health-Mor Personal Care Corp. (net of taxes of $339,742, $641,878
    and $36,066)                                                                     (554,317)         (962,818)        (54,099)
                                                                                 -------------   ---------------    ------------
                                                                                    2,347,039        (1,965,815)      3,833,317
                                                                                 -------------   ---------------    ------------

Loss on disposals-
  Mexico - Currency loss previously reflected as component of equity
    (net of taxes of $1,000,000)                                                            -        (1,396,509)
  Mexico                                                                                    -           (84,335)              -
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                   (2,651,209)         (800,000)              -
  Bliss Tubular (net of taxes of $244,351, $-0-, and $-0-)                         (1,279,799)                -               -
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $-0-)                               (1,020,065)                -               -
  Health-Mor Personal Care Corp.  provision  for operating losses
    during phase-out period (net of taxes of $348,503, $-0- and $-0-)                (568,611)                -               -
                                                                                 -------------   ---------------    ------------
                                                                                   (5,519,684)       (2,280,844)              -

                                                                                 -------------   ---------------    ------------

NET INCOME (LOSS)                                                                $(16,650,065)   $  (10,014,104)    $ 5,441,875
                                                                                 =============   ===============    ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       4,956,276         4,912,135       4,876,599
                                                                                 =============   ===============    ============

PER SHARE OF COMMON STOCK:
  Income (loss) before discontinued operations                                   $      (2.72)   $        (1.18)    $      0.33
  Income (loss) from discontinued operations                                     $       0.47    $        (0.40)    $      0.79
  Loss on disposals                                                              $      (1.11)   $        (0.46)    $       -
                                                                                 -------------   ---------------    ------------
  Net income (loss)                                                              $      (3.36)   $        (2.04)    $      1.12
                                                                                 =============   ===============    ============

Cash dividends per common share                                                  $           -   $        0.263     $     0.346
                                                                                 =============   ===============    ============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended September 30, 1997, 1996 and 1995



                                                                  COMMON      CAPITAL IN EXCESS     UNEARNED           RETAINED
                                                                   STOCK         OF PAR VALUE     COMPENSATION         EARNINGS
                                                                   -----         ------------     ------------         --------
Balance at September 30, 1994, as reported                      $5,295,556        $7,223,367                -        $  30,111,101

  Adjustment for postretirement benefits (See Note 1)                                                                   (1,815,600)

                                                                -----------      ------------       ----------       --------------
Balance at September 30, 1994, as restated                       5,295,556         7,223,367                -           28,295,501

  Net income, as reported                                                                                                5,614,675
    Adjustment for postretirement benefits (See Note 1)                                                                   (172,800)
  Cash dividends - $.345 per share                                                                                      (1,691,482)
  Treasury shares issued                                                             298,484
  Foreign currency translation adjustment

                                                                -----------      ------------       ----------       --------------
September 30, 1995, as restated                                  5,295,556         7,521,851                -           32,045,894

  Net loss, as reported                                                                                                 (9,334,042)
    Adjustment for postretirement benefits (See Note 1)                                                                   (261,000)
    Adjustment for certain deferred costs (See Note 1)                                                                    (419,062)
  Cash dividends - $.2625 per share                                                                                     (1,291,446)
  Treasury shares issued                                                             165,093
  Foreign currency translation adjustment

                                                                -----------      ------------       ----------       --------------
September 30, 1996, as restated                                  5,295,556         7,686,944                -           20,740,344

  Net loss                                                                                                             (16,650,065)
  Treasury shares issued                                                             363,268                               (13,288)
  Unearned compensation                                                                              (273,500)
  Employee benefit stock                                                                               82,000
  Unclaimed dividends                                                                                                          780
  Foreign currency translation adjustment

                                                                -----------      ------------       ----------       --------------
Balance at September 30, 1997                                   $5,295,556        $8,050,212        $(191,500)            4,077,771
                                                                ===========      ============       ==========       ==============




                                                                  CUMULATIVE                                        TOTAL
                                                                 TRANSLATION            TREASURY STOCK          STOCKHOLDERS'
                                                                  ADJUSTMENT        SHARES        AMOUNT            EQUITY
                                                                  ----------        ------        ------            ------
Balance at September 30, 1994, as reported                         $(869,016)       436,133     $(2,043,426)    $  39,717,582

  Adjustment for postretirement benefits (See Note 1)                                                             (1,815,600)

                                                                -------------     ----------   -------------    -------------
Balance at September 30, 1994, as restated                          (869,016)       436,133      (2,043,426)       37,901,982

  Net income, as reported                                                                                           5,614,675
    Adjustment for postretirement benefits (See Note 1)                                                              (172,800)
  Cash dividends - $.345 per share                                                                                 (1,691,482)
  Treasury shares issued                                                            (41,607)        194,942           493,426
  Foreign currency translation adjustment                         (1,794,888)                                      (1,794,888)

                                                                -------------     ----------   -------------    -------------
September 30, 1995, as restated                                   (2,663,904)       394,526      (1,848,484)       40,350,913

  Net loss, as reported                                                                                            (9,334,042)
    Adjustment for postretirement benefits (See Note 1)                                                              (261,000)
    Adjustment for certain deferred costs (See Note 1)                                                               (419,062)
  Cash dividends - $.2625 per share                                                                                (1,291,446)
  Treasury shares issued                                                            (18,340)         85,925           251,018
  Foreign currency translation adjustment                          1,586,579                                        1,586,579

                                                                -------------     ----------   -------------    -------------
September 30, 1996, as restated                                  (1,077,325)        376,186      (1,762,559)       30,882,960

  Net loss                                                                                                        (16,650,065)
  Treasury shares issued                                                          (106,890)        500,787            850,767
  Unearned compensation                                                                                              (273,500)
  Employee benefit stock                                                                                               82,000
  Unclaimed dividends                                                                                                     780
  Foreign currency translation adjustment                          (341,437)                                         (341,437)

                                                                -------------     ----------   -------------    -------------
Balance at September 30, 1997                                   $(1,418,762)       269,296     $(1,261,772)     $  14,551,505
                                                                =============     ==========   =============    =============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                       1997            1996              1995
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                (Restated)        Restated)
  Net income (loss)                                                                $(16,650,065)    $(10,014,104)     $ 5,441,875
  Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
        Depreciation and amortization                                                 2,744,553        3,564,595        3,768,822
        Loss on disposal of discontinued operations                                   5,519,684        2,280,844                -
        Provision for loss on asset write down                                          451,297                -
        Provision for losses on receivables                                           6,069,937        1,069,509          641,562
        Amortization of stock awards, net                                               385,766                -                -
        Amortization of deferred non-compete agreement                                        -                -          380,576
        Net increase in postretirement liability                                        488,000          435,000          288,000
        Deferred income taxes                                                        (4,683,948)        (701,049)        (169,123)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                                3,241,172       (2,668,671)      (5,916,069)
    Decrease (increase) in inventories                                                4,362,110       (2,139,794)      (2,191,579)
    Decrease (increase) in prepaid expenses                                           1,716,065          (20,741)        (429,965)
    Increase in other current assets                                                   (131,180)               -                -
    Increase (decrease) in accounts payable                                          (3,213,858)       7,016,530        3,301,638
    Increase (decrease) in accrued expenses and other liabilities                     4,208,023        1,015,940       (1,545,968)
    Decrease in income taxes payable                                                   (774,447)      (2,465,824)        (245,319)
    Other, net                                                                           74,895         (258,612)        (186,780)
                                                                                   -------------    -------------     ------------
            Net cash provided by (used) in operating activities                       3,808,004       (2,886,377)       3,137,670
                                                                                   -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                        2,720,916          523,783                -
  Capital expenditures                                                               (1,463,320)      (6,484,846)      (3,805,326)
  Collection of notes receivable                                                              -                -                -
                                                                                   -------------    -------------     ------------
            Net cash provided by (used) in investing activities                       1,257,596       (5,961,063)      (3,805,326)
                                                                                   -------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                      38,491,000        7,795,616        4,117,324
  Payments of credit facility                                                       (40,166,603)               -                -
  Proceeds from mortgage                                                                 55,077        2,214,923                -
  Payment of long term debt                                                          (3,690,397)      (2,807,706)      (2,012,371)
  Proceeds from long term debt                                                           12,712        3,022,807                -
  Dividends paid                                                                              -       (1,721,162)      (1,669,565)
  Proceeds from exercise of stock options                                                     -                -          112,850
                                                                                   -------------    -------------     ------------
            Net cash provided by (used) in financing activities                      (5,298,211)       8,504,478          548,238
                                                                                   -------------    -------------     ------------

Effect of exchange rate changes on cash                                                       -          244,611                -
                                                                                   -------------    -------------     ------------

Net decrease in cash and cash equivalents                                              (232,611)         (98,351)        (119,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          472,408          570,759          690,177
                                                                                   -------------    -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    239,797     $    472,408      $   570,759
                                                                                   =============    =============     ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Consolidation

The consolidated financial statements include all significant controlled subsidiaries both continuing and discontinued operations. Continuing operations include the accounts of HMI Industries Inc (the "Company") and the following wholly-owned subsidiaries: Health-Mor B.V., Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, HMI Acceptance Corporation, Health-Mor Acceptance Pty. Ltd., and Home Impressions Inc. Operations reported as discontinued are Household Rental Systems, Tube-Fab Ltd., Health-Mor Personal Care Corp., Bliss Tubular, and Bliss Manufacturing Company. All significant inter-company accounts and transactions have been eliminated.

   Reclassification

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

   Restatement

During the fourth quarter of fiscal 1997, new management personnel discovered the fact that the basic labor agreement between Bliss Manufacturing and its employees provides hospitalization and life insurance benefits for eligible employees upon retirement. Upon discovery, an actuarial valuation was immediately performed which reflected an APBO of $4.1 million at September 30, 1997. Under the immediate recognition rules of FASB No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), management has recorded the actuarially determined liability of $4.2 million at September 30, 1997 and has restated its opening fiscal year 1995 retained earnings ($3.0 million accrued cost less $1.2 million tax impact) and its 1995 and 1996 results of operations for the respective years' FAS 106 expense of $385,000 and $541,000, respectively (net of "pay as you go" amounts previously included in the respective year's income statements of $97,000 and $106,000, respectively and net of taxes of $115,200 and $174,000, respectively).

In addition, certain other costs associated with the Company's Health-Mor Personal Care Corporation totaling approximately $698,000 ($419,000 net of taxes), which were capitalized and deferred in fiscal 1996, to match such expenses with associated revenues to be generated in connection with the sale of the AdvantaJet needle-fee insulin injector, will be restated in the Company's financial statements to reflect the expensing of these costs in fiscal year 1996 rather than in fiscal year 1997 as previously reported.

   Foreign Currency Translation

All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at weighted average exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity titled "Cumulative foreign currency translation adjustment". Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. During the fourth quarter of 1997, the Company recorded $719,900 to loss on disposal for cumulative translation adjustments associated with discontinued foreign operations.

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

   Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

   Cost in Excess of Net Assets of Acquired Businesses

Intangibles resulting from business acquisitions, comprising cost in excess of net assets of businesses acquired, are being amortized on a straight-line basis over 40 years. Cost in excess of net assets acquired of $881,121 which related to the acquisition of Tube Form in 1970 are included in the loss on disposal for the Tubular business, which was recorded in June 1997.

The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If there is an impairment in value, recorded balances will be adjusted.

   Inventories

Inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) cost methods. Inventories from continuing operations on the LIFO method were 90.9% and 86.3% of inventories in 1997 and 1996, respectively. If the FIFO method had been used for these inventories, their value would have been approximately $4,768,400 and $8,174,100 at September 30, 1997 and 1996, respectively.

All discontinued operations are on the FIFO cost method. The value of these inventories approximate $7,859,200 and $11,229,200 at September 30, 1997 and 1996.

   Assets Held for Sale

Assets held for sale include the assets of Health-Mor Personal Care Corporation, Tube-Fab Ltd., Bliss Manufacturing and Household Rental Systems. The assets and liabilities of these businesses at September 30, 1997, primarily working capital accounts and property, plant and equipment, have been reclassified to net assets held for sale and are stated at their estimated net realizable value.

In December 1997, the Company signed a letter of intent with respect to the sale of Household Rental Systems. Management anticipates that the sale of this business will be completed in early 1998.

On December 18, 1997, the Company signed a definitive agreement to sell the stock of its Bliss Manufacturing Company to an investor group led by Mervin Dunn and Rhone Capital, LLC. The purchase price is $31,500,000, subject to certain adjustments, including a $1,500,000 distribution for certain payments to vendors and employee obligations. The sale is expected to close in March 1998, subject to regulatory and HMI shareholder approval. Holders of over 50% of the outstanding shares of HMI common stock have granted to representatives of the buyer group irrevocable proxies to vote their HMI shares in favor of the transaction. The Company expects the entire proceeds from the sale of Bliss Manufacturing to be applied to the retirement of substantially all of its debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and amounts necessary to fund future tax obligations arising from the gain on the sale of Bliss Manufacturing.

In January 1998, the Company expects to sell Tube-Fab Ltd. to its former CEO, Mr. Kirk Foley, as part of the Company's negotiated settlement of obligations under Mr. Foley's employment contract (See Note 14). The assets of Health-Mor Personal Care Corp. are expected to be sold in early 1998.

The former Bedford Heights, Ohio facility for the Tubular operation, which was recorded as an asset held for sale at September 30, 1996, was sold in December 1996 resulting in an insignificant gain on disposal.

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

The Company's remaining financial instruments consist principally of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities, line of credit, and short and long-term debt in which the fair value of these financial instruments approximates the carrying value.

   Income Taxes

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the tax consequences in the future years for differences between the financial and tax basis of assets and liabilities at year end are reflected as deferred income taxes.

   Supplemental Disclosure of Cash Flow Information

Cash paid for interest was $2,171,658, $1,509,627 and $1,477,552 for the years ended September 30, 1997, 1996 and 1995, respectively. During the year, the tenant of the Company's Lombard, Illinois building, exercised his right to purchase the property at a price equal to the remaining principal debt service of approximately $800,000. The amount of the debt service equaled the net book value of the asset recorded on the Company's books. In addition, $5,286,277 of goodwill related to the discontinued Bliss Manufacturing operation was reclassified to net assets held for sale. During fiscal 1996, the Company assumed a mortgage of $323,000 and relieved a note receivable for $302,000 in exchange for $625,000 of fixed assets. During 1995, the Company acquired approximately $470,000 of fixed assets which were not paid for as of September 30, 1995.

   Income Per Share

Income per share of common stock is based upon the weighted-average number of common shares and common share equivalents outstanding. The weighted-average number of common shares and common share equivalents outstanding during 1997, 1996 and 1995 was 4,956,276, 4,912,135 and 4,876,599, respectively.

 2. DISCONTINUED OPERATIONS

In the third quarter of fiscal 1997, the Company reported its Health-Mor Personal Care Corporation, Bliss Tubular and Tube-Fab Ltd. as discontinued operations. Bliss Tubular, Tube-Fab Ltd and Bliss Manufacturing comprise the Company's reported Manufactured Products segment. The Bliss Tubular and Tube-Fab Ltd. operations represent the Company's only tube fabrication and tube forming businesses (primarily for the consumer goods marketplace) and have been accounted for and operated separately from the Bliss Manufacturing business. The Company recorded a pre-tax estimated loss on disposal of the assets of Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $1,937,179 during fiscal 1997. In August 1997, the Company sold the assets of Bliss Tubular to H-P Products and recorded a pre-tax loss on the sale of those assets of $1,524,150.

In the fourth quarter of fiscal 1997, the Company received Board approval for the proposed sale of the Bliss Manufacturing Company, a business which represents a heavy-duty metal stamping operation and supplier to the automobile and heavy-duty truck industry. As a result, the entire Manufactured Products Division, which was previously reported as a separate segment in the Company's financial statements, will be reflected as discontinued operations for the year ended September 30, 1997.

Sales applicable to the discontinued operations were $69,902,015, $58,358,230 and $68,964,988 for the years ended September 30, 1997, 1996 and 1995, respectively.

During the fourth quarter of fiscal 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenues and expenses related to this business have been classified as discontinued operations for the years ended September 30, 1996 and 1995. The Company recorded a loss on disposal of $1,480,844 in fiscal 1996 primarily comprised of the currency devaluation which was previously reported as a component of equity, net of the U.S. tax benefit of the loss on the Company's investment in the Mexican operation. Revenues of the Mexican operations were $1,876,516, and $2,873,044 for the years ended September 30, 1996, and 1995, respectively.

In March 1996, the Company adopted a plan to sell its steam cleaning rental leasing operations distributed through grocery chains and supermarkets in Canada. Revenues and expenses related to this business have been classified as discontinued operations for the years ended September 30, 1997, 1996 and 1995. Revenues of this operation for the years ended September 30, 1997, 1996 and 1995 were $5,249,627, $5,536,983 and $6,592,853, respectively. The Company recorded an estimated loss on the disposal of the operation of $800,000 during 1996. An additional charge of $2,651,209 on the disposal of this asset was recorded in the third and fourth quarters of fiscal 1997 to reflect its current realizable value. This charge also includes an estimated write-off of the entity's currency translation adjustment (reported as a component of equity) which will occur upon the sale of the operation. Net assets of Household Rental Systems are included in assets held for sale.

3. NOTES RECEIVABLE

Long-term notes receivable consist of the following:

                                                     1997                 1996
                                                   --------             --------
Notes receivable - See Note 14                     $228,414             $895,007

Less amounts due within one year                    228,414              560,884
                                                   --------             --------
                                                   $   --               $334,123
                                                   ========             ========

4. PROPERTY, PLANT AND EQUIPMENT

                                                 1997                   1996
                                              -----------            -----------
Land                                          $     7,083            $   576,109
Buildings and improvements                      3,867,012              9,712,417
Machinery and equipment                         7,552,322             20,553,692
                                              -----------            -----------
                                               11,426,417             30,842,218
Accumulated depreciation                        5,231,549             15,124,565
                                              -----------            -----------
Net property, plant and equipment             $ 6,194,868            $15,717,653
                                              ===========            ===========

Gross property, plant and equipment related to discontinued operations amounted to $23,485,754, with associated accumulated depreciation of $14,245,172, at September 30, 1997.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                 1997                    1996
                                              ----------              ----------
Accrued compensation                          $4,049,464              $3,127,615
Distributor funds payable                      1,171,998                 292,198
Pension and profit sharing                       362,560                 852,413
Accrued interest                                 332,364                 259,657
Accrued taxes                                       --                   110,810
Other                                          2,209,234               2,560,297
                                              ----------              ----------
                                              $8,125,620              $7,202,990
                                              ==========              ==========

Accrued expenses and other liabilities related to discontinued operations approximated $2,298,900 at September 30, 1997. These liabilities primarily consist of accrued compensation and pension and profit sharing expenses.

6. CREDIT FACILITY AND LONG-TERM DEBT

In November 1996, the Company increased the line of credit facility from $17,500,000 to $19,500,000 with a principal payment of $2,000,000 due by
February 28, 1997. Under this line of credit agreement, a principal amount of $2,500,000 was due no later than January 2, 1997. In December 1996, the proceeds from the sale of the Bedford Heights, Ohio tubular facility were utilized to pay down the $2,500,000 principal amount to $1,379,100. In January 1997, proceeds from a federal income tax refund were used to pay the remaining principal amount due. Effective February 28, 1997, the Credit Facility Agreement was amended to increase the line of credit from $17,000,000 to $20,000,000 with $5,000,000 of the commitment due March 31, 1997. Subsequently, the availability of the $20,000,000 facility was extended through May 31, 1997.

Effective June 1997, the Company entered into a $20 million credit facility with its lender which replaced the February 1997 amended and restated credit facility agreement. The new credit agreement expires on October 1, 1998 and requires an unused facility fee, computed at 0.25% per annum on the Unused Revolving Facility amount, payable monthly. The secured facility consists of a $13 million revolving credit facility and $7 million in term loans. The term loans require monthly principal payments of $98,501. Interest rates accrue at prime on the revolving credit facility and up to prime plus 2.25% on the term loans. As of September 30, 1997, the outstanding balance on the Company's credit facility was $15,824,397 (including $10.1 million of the line of credit, the special term loan, the equipment term loan and the real estate term loan disclosed below).

At September 30, 1997, the Company was in violation of the financial covenants under its credit agreement and was experiencing increasing liquidity problems. The Company's deteriorating cash position was a significant factor that led to the decision to sell Bliss Manufacturing. In December 1997, the Company obtained waivers from its lenders with respect to the covenant violations and received $2,000,000 in a special term loan that accrues interest at a rate of prime plus 2.0%, to be paid monthly. The maturity date of this agreement is the earlier of the receipt of the Bliss Manufacturing sale proceeds or March 31, 1998. Additionally, a fee with respect to the special term loan of $80,000 will be paid on such date that the special term loan is paid in full. Additionally, the Company expects to receive additional financing of $1,200,000 upon the filing of its fiscal 1997 tax return, which is expected to be filed in early January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

In November 1996, the Company made an annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667 as of September 30, 1997, with the final payment due date extended until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

In March 1996, the Company entered into a bank credit facility, utilized by the Netherlands operations, for a maximum amount of NLG 1,000,000 or approximately $600,000. Interest is incurred at the promissory note discount rate as determined by the Dutch central bank. At September 30, 1997 the promissory note discount rate was 6.00%. This commitment is available through December 31, 1997 and the $481,000 outstanding balance at September 30, 1997 is classified as short term debt in the consolidated balance sheet. The Company is presently negotiating, with its lender, an extension on this debt until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing. The Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended until the earlier of March 31, 1998 or upon the receipt of proceeds from the sale of Bliss Manufacturing.

Long-term debt consists of the following:

                                                     1997                   1996
                                                 -----------            -----------
Bank lines of credit - see above                 $10,579,822            $18,132,975

Special Term Loan, bearing                         1,580,052                   --
interest at Prime plus 2 1/4%
(10.75% at September 30, 1997),
due in monthly installments of
$50,000 through October 1, 1998

Equipment Term Loan, bearing                       1,951,595                   --
interest at Prime plus 1/2%
(9.00% at September 30, 1997),
due in monthly installments of
$29,751 through October 1, 1998

Real Estate Term Loan, bearing                     2,193,750                   --
interest at Prime plus 1/2%
(9.00% at September 30, 1997),
due in monthly installments of
$18,750 through October 1, 1998

Seven year, 9.86% promissory                       1,666,667              3,333,333
notes, interest payable semi-
annually and principal
payments of $1,666,666,
commencing November, 1992
through March 31, 1998

Construction Loan/Mortgage                         2,252,156              2,214,923
bearing interest at 9.00% at
September 30, 1997, collateralized
by buildings, contents and inventory,
principal and interest payments
due in monthly installments of
$23,193 commencing June 1997
through October 1, 1998

                                                     1997                   1996
                                                 -----------            -----------
Capitalized lease obligations                    $   478,760            $ 1,745,303
bearing interest at 6.48% to
8.04% due in monthly
installments of $21,496
(including interest)
through January 2000

Distributor deposits bearing                         599,429              1,144,492
interest up to 6% at September
30, 1997 payable 180 days after
termination of
distributor agreement

Unsecured Demand Authorization                       406,000              1,007,745
bearing interest at Australian
 prime less 1/2% (5.4%), due in
monthly installments of $25,375
payable on March 31, 1998

Industrial Revenue Development                          --                  956,849
Bonds- See Note 11

Mortgage loan, variable interest                        --                  316,537
(9.25% at September 30, 1996) payable
monthly with principal payments
of $1,226, through May 2008

Interest free grant with varied                         --                  101,072
principal installments due annually
through June 1999

                                                 -----------            -----------
                                                  21,708,231             28,953,229
Less amounts due within one year                  20,945,454              6,618,616
                                                 -----------            -----------
                                                 $   762,777            $22,334,613
                                                 ===========            ===========

Long-term debt relating to discontinued operations has be reclassified to net assets held for sale. Total debt ($481,897 long-term and $508,046 short-term for the year ended September 30, 1997) associated with these operations amounted to $989,940 at September 30, 1997. Interest rates relating to debt for discontinued operations range from 3.74% to 9.5%.

The principal amount of long-term debt payable in the five years ending September 30, 1998 through 2002, relating to continuing operations, is $20,945,454, $121,418, $41,929, $599,430 and $-0-, and for discontinued
operations is $508,046, $194,757, $14,700, $14,700 and $257,737. The weighted average interest rate on short term borrowings at September 30, 1997 and 1996 was 8.75% and 8.10%, respectively.

The agreements relating to the Company's outstanding debt include various covenants that limit its ability to incur additional indebtedness, restricts paying dividends, and limits the ability for capital expenditures. As of September 30, 1997, the Company was not in compliance with certain of these covenants contained in its credit agreements; however, the company obtained a waiver on these covenants through September 30, 1997. Additionally, the credit agreements were amended so as to eliminate the restrictive covenants referred to above until March 31, 1998.

The Company's principal sources of liquidity, until the sale of Bliss Manufacturing, are expected to be funded with cash generated from operations, additional borrowings under the Company's credit facility referred to above and the 1997 tax refund. After the sale of Bliss Manufacturing the Company's principal sources of liquidity are expected to be from the proceeds from the sale, a new credit facility to be put in place in the second fiscal quarter of 1998 and from cash generated from operations.

7. LONG-TERM COMPENSATION PLAN

The Company adopted the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan ("Plan") in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock and/or performance shares ("Awards") to key employees of the Company and its Subsidiaries and stock options for the non employee directors of the Company. Options granted under the plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. Share awards available for issuance under the Plan may be authorized and unissued shares or treasury shares. The maximum number of shares of Common Stock available for grant of Awards under the Plan are limited on an annual and cumulative basis as further defined in the Plan.

Stock options under the Plan generally have exercise prices equal to the fair market values at dates of grant, otherwise, if the option price is less than the fair market value at the date of the grant, compensation expense is recorded for the difference. For restricted or phantom stock, the Company records compensation expense as the excess of the quoted market price of a similar but unrestricted share of stock at the award date over the purchase price, if any.

In May 1997, the Board of Directors approved a stock option grant to two executives of 20,000 shares each, of common stock subject to certain restrictions. The shares will vest over a maximum period of eight months and are subject to each executive's continued employment and other various restrictions.

In July 1997, the Board of Directors granted stock and stock options under the Plan to three of its executives. Each executive was awarded 25,000 shares of restricted stock, with 12,500 vesting on October 1, 1997 (subsequently, the executives forfeited the 12,500 shares vesting on October 1, 1997) and the balance on January 2, 1998. An additional 75,000 shares of restricted common stock will be issued in 1998 contingent upon certain conditions and continued employment. In addition, they each received options to purchase 75,000 shares of common stock at $5.68 per share, of which 35,210 options are incentive stock options, half exercisable on July 2, 1997 and the remaining on January 2, 1998. The remaining 39,790 options are non-qualified stock options that became exercisable on July 2, 1997. All options expire July 2, 2002, to the extent not exercised.

There were 77,500 shares issued pursuant to 1997 executive grants during the current fiscal year. Unamortized deferred compensation amounted to $273,500 at September 30, 1997. Total compensation expense, in conjunction with the Plan was $659,266, $251,000 and $380,600 in 1997, 1996 and 1995, respectively.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Accordingly, the adoption of this statement did not affect the Company's results of operations, financial position or liquidity. Had compensation cost for the stock granted in 1997 and 1996 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:

                                         1997               1996
                                         ----               ----
Net loss as Reported                   $16,650,065        $10,014,104
Net loss Pro Forma                     $17,482,065        $10,515,359
Loss per Common share:
  As Reported                                $3.36              $2.04
  Pro Forma                                  $3.53              $2.14

Because the FAS No. 123 method of accounting has not been applied to options granted prior to 1996, the above pro forma disclosures are not necessarily indicative of future amounts.

The fair value for all options granted in 1997 and 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1997           JUNE 1996       JANUARY 1996
                                      OPTIONS          OPTIONS          OPTIONS
                                   --------------    -------------    -------------
Risk free interest rate                  6.2%             6.5%             5.3%
Expected life of option                 3 yrs.           3 yrs.           3 yrs.
Expected dividend yield of stock         0.0%             0.0%             0.0%
Expected volatility of stock            51.5%            41.8%            41.8%

A summary of the Company's stock option activity, and related information for the years ended September 30, 1997, 1996, and 1995, is shown in the following table.

                                        Shares subject        Average option
                                          to option           price per share
                                        --------------        ---------------
September 30, 1994, Outstanding             314,300                $ 8.49
    Granted                                  94,000                 16.18
    Exercised                               (13,594)                 7.35
    Canceled                                (13,031)                 7.54
                                            -------
September 30, 1995                          381,675                 10.46
    Granted                                 162,000                  9.08
    Canceled                                (12,750)                 7.55
                                            -------
September 30, 1996                          530,925                 10.18
    Granted                                 356,000                  5.52
    Canceled                               (163,300)                 7.49
                                            -------
September 30, 1997, Outstanding             723,625                $ 8.47
                                            =======

Options exercisable and shares available for future grant on September 30:

                                                 1997           1996           1995
                                                 ----           ----           ----
Options exercisable                              487,810        403,893        197,737
Weighted-average option price
per share of options exercisable                  $ 8.90         $ 8.58        $10.28
Weighted-average fair value of options
granted during the year                           $ 2.34         $ 3.09            --

The ranges of exercise prices and the remaining contractual life of options as of September 30, 1997 were:




Range of exercise prices                             $____ - ____    $____ - ____
Options outstanding:
  Outstanding as of September 30, 1997
  Weighted-average remaining contractual life
  Weighted-average exercise price
Options exercisable:
  Outstanding as of September 30, 1997
  Weighted-average remaining contractual life
  Weighted-average exercise price

8. INCOME TAXES

The (benefit) provision for income taxes relating to continuing operations consists of the following:

                                         1997                    1996                    1995
                                      -----------             -----------             -----------
Current:
  Federal                             $(6,205,078)            $(2,678,363)            $(1,177,783)
  Foreign                                  25,000                  25,000                  25,000
                                      -----------             -----------             -----------
                                       (6,180,078)             (2,653,363)             (1,152,783)
Deferred (benefit) expense             (1,105,871)               (184,896)                537,992
                                      -----------             -----------             -----------
                                      $(7,285,949)            $(2,838,259)            $ ( 614,791)
                                      ===========             ===========             ===========

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                                   1997                    1996                    1995
                                                -----------             -----------             -----------
Tax at Federal statutory rate of 34%            $(7,059,545)            $(2,925,939)            $   337,881
Increases (reductions) in taxes
  resulting from:
    Valuation Allowance Reserves
       on Foreign Net Operating Losses                 --                      --                  (325,085)
    Foreign Sales Corporation earnings             (231,455)               (269,595)               (548,500)
    Amortization of cost in excess of net
       assets of acquired businesses                 79,152                  79,152                  79,152
    Foreign income taxes, net                        25,000                  25,000                  25,000
    Other - net                                     (99,101)                253,123                (183,239)
                                                -----------             -----------             -----------
                                                $(7,285,949)            $(2,838,259)            $  (614,791)
                                                ===========             ===========             ===========

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                               1997                   1996
                                            -----------            -----------
Gross deferred tax assets:
     Postretirement benefits                $ 1,631,245            $ 1,499,600
    Operating loss carryforwards              3,222,314                871,000
    Receivable and inventory reserves           857,822                853,556
    Accrued compensation                      1,816,797                684,871
    Benefits insurance reserves                 181,335                117,425
    Impairment reserves                       1,999,901                308,000
    Warranty reserves                            90,475                 90,475
    Other                                       241,373                171,674
                                            -----------            -----------
                                             10,041,262              4,596,601
                                            -----------            -----------
Gross deferred tax liabilities:
    Deferred DISC income                         31,219                 62,438
    Depreciation                                668,445                583,806
                                            -----------            -----------
                                                699,664                646,244
Valuation allowances on foreign
  net deferred tax assets                     1,676,131                871,000
                                            -----------            -----------
Net deferred tax asset                      $ 7,665,467            $ 3,079,357
                                            ===========            ===========

The Company has determined that it should fully reserve against this net potential tax asset to the extent it represents excess available tax net deferred tax assets for all foreign subsidiaries and divisions. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. The Mexican NOL which was recognized as an asset in fiscal year 1995, amounting to $496,537, was written off in fiscal year 1996 in connection with the decision to discontinue the Company's Mexican operations. Income taxes paid during the years ended September 30, 1997, 1996 and 1995 were $277,559, $1,082,229 and $1,622,986, respectively.

Net operating loss carryforwards of approximately $3,222,314 for tax are available to offset future taxable income. The carryforwards will expire in 2002 through 2012. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9. PROFIT SHARING AND PENSION PLANS

Bliss Manufacturing has a defined contribution plan which covers substantially all employees. The Bliss plan contribution is at management's discretion and is allocated based on a percentage of each employee's wages. In addition, Tube Form had a defined contribution plan which covered substantially all employees. This plan required an annual contribution of a specified percentage of each employees wage, with a minimum contribution of $660 per employee. This plan was terminated in April, 1996. All funds relating to the plan were distributed in fiscal year 1997.

The Company and Tube-Fab have qualified profit sharing plans which cover substantially all employees. The overall contribution to the Company's plan and the allocation method is at the discretion of the Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. The required annual contribution to the Tube-Fab plan is based upon a percentage of net income after certain adjustments. The allocation to the participants is based upon a formula established in the Plan. Profit sharing and pension plan expense for all plans for the years ended September 30, 1997, 1996 and 1995 was $600,804, $1,978,647
and $1,042,741, respectively. For the years ended September 30,1997, 1996 and 1995, continuing operations represented $112,560, $-0- and $112,515 of the total expense.

Tube-Fab Ltd., and Bliss Manufacturing have been reported as discontinued operations, and accordingly, pension and profit sharing expense for these entities have been reflected in results of discontinued operations.

10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides postretirement health care and life insurance benefits to certain employees and retirees of Bliss Manufacturing, a wholly owned subsidiary. As the Bliss Manufacturing business qualified for discontinued operations treatment for the fiscal year ended September 30, 1997, the postretirement benefit costs are reflected in the "Income from discontinued operations - Bliss manufacturing" line of the Consolidated Statement of Income and the accrued postretirement benefit costs are grouped in the "net assets held for sale at realizable value" line in the Consolidated Balance Sheet.

The components of the postretirement benefit costs are as follows:

                                  1997                 1996                 1995
                                ---------            ---------            ---------
Service Costs                   $ 339,000            $ 309,000            $ 213,000
Interest Costs
                                  265,000              232,000              192,000
Net amortization and
deferral                             --                   --                (20,000)
                                ---------            ---------            ---------
                                $ 604,000            $ 541,000            $ 385,000
                                =========            =========            =========

The status of the plans was as follows at  September 30,

                                                                     1997                     1996
                                                                 -----------              -----------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                       $(1,642,000)             $(1,639,000)
  Actives fully eligible                                            (195,000)                (181,000)
  Actives not yet fully eligible                                  (2,242,000)              (1,769,000)
                                                                 -----------              -----------
Total APBO                                                        (4,079,000)              (3,589,000)
Fair value of plan assets                                                 --                       --
                                                                 -----------              -----------
Funded status                                                    $(4,079,000)             $(3,589,000)
  Unrecognized (gain)/loss                                          (158,000)                (160,000)
                                                                 -----------              -----------
  Accrued postretirement benefit costs                           $(4,237,000)             $(3,749,000)
                                                                 ===========              ===========

  Assumed weighted average discount rate                                 7.5%                     7.5%

The assumed health care cost trend rate used in measuring the health care portion of the postretirement benefit cost for 1997 is 10.5%, gradually declining to 5.5% by the year 2007 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the APBO as of September 30, 1997 by $849,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $165,000.

11. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

The Company has guaranteed certain surety bonds totaling $90,512 executed by distributors. The Company is obligated under certain operating leases for facilities which expire on various dates through 2003. The minimum annual lease payments, for continuing operations, under these agreements including renewal options, if exercised, are $193,242, $185,062, $167,161, $152,520 and $147,518
for the years ending September 30, 1998, 1999, 2000, 2001 and 2002, respectively. Minimum annual lease payments for discontinued operations are $195,272, $94,248, $56,958, $40,853 and $20,058 for the years ending September
30, 1998, 1999, 2000, 2001 and 2002, respectively. Rental expense for all leases and other short-term needs was $858,589, $917,600 and $756,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Of the total rent expense for the year ended September 30, 1997, $359,520 related to discontinued operations.

During the fiscal year 1994 and continuing throughout 1996, the property owned by the Company in Lombard, Illinois that housed the office facilities for the discontinued operations of HMI Credit Inc. was leased to a third party. The lease included an option to purchase the property at any time during the ten year lease term. The tenant was responsible for all operating expenses related to the property and the lease payments equal the debt service for the variable rate industrial revenue development bonds originally issued to finance the property.

On July 7,1997, the tenant exercised his right to purchase the property at a price equal to the remaining principal debt service for the variable rate industrial revenue development bonds of approximately $800,000.

   Litigation

Various claims arising in the ordinary course of business are pending against the Company. In the opinion of management none of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

   Executive Compensation Agreement

During 1994, the Company negotiated a five year Compensation Agreement with the Chief Executive Officer, Kirk W. Foley which was ratified at the 1995 Annual shareholders' Meeting. The Agreement combines salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley. On May 14, 1997 Mr. Foley's employment with the Company was terminated triggering certain obligations under this employment agreement (See Note 14).

Also in May 1997, the Company announced and completed a reduction of personnel which affected approximately forty people (hourly and salaried) at its Cleveland, Ohio Consumer Goods facility. The Canadian corporate office was also scaled down, with all accounting functions being brought into the Cleveland, Ohio office, reducing staff by approximately eleven people in the Canadian office.

Total charges of $3,049,754 relating to the layoffs announced in May and Mr. Foley's termination benefit package were recorded in the third and fourth quarter of 1997. The balance in the related reserve at September 30, 1997 was $2,058,492, of which $300,000 was previously recorded as compensation expense in fiscal year 1996 in accordance with Mr. Foley's employment agreement.

12. BUSINESS SEGMENTS

As of September 30, 1997, the Company's continuing operations consist of a single operating segment: the Consumer Goods Division. Previously, the Company was segmented into three operating divisions: Consumer Goods, Health-Mor Personal Care and Manufactured Products. During 1997, the Company sharpened its focus on its core business in the Consumer Goods Division and operations that were outside of the core business were identified in the third and fourth quarters and classified as discontinued operations. The identified operations consist of all of the Manufactured Products Division entities as well as the Health-Mor Personal Care segment.

Canadian sales are not considered export sales. One of the Company's major foreign operations is located in Canada. The Company primarily conducts business in local currency. Identifiable assets of the Canadian operations, excluding the assets of Household Rental Systems and Tube-Fab Ltd., which are classified as net assets held for sale, were $2,318,521 and $3,790,067 at September 30, 1997 and 1996, respectively. Identifiable revenues of Canadian operations for the years ended September 30, 1997, 1996 and 1995 were $4,981,069, $4,387,750 and
$5,841,140, respectively. Three customers in the Consumer Goods segment, each with individual sales greater than 10% of total product sales, represented 44.9% and 23.4% of the Company's total net sales in 1997 and 1996, respectively.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 1997
                              ---------------------------------------------------------------------------
                               December 31,          March 31,            June 30,           September 30,
                              ------------         ------------         ------------         ------------
Net revenues                  $ 14,620,888         $ 13,725,320         $ 11,120,603         $ 11,023,438
Gross profit                  $  5,073,398         $  3,456,337         $  2,433,425         $  2,905,554
Loss before
discontinued operations       $   (657,479)        $ (3,158,796)        $ (4,945,981)        $ (4,709,901)
Loss on disposals             $         --         $         --         $ (3,439,298)        $ (2,080,386)
Loss from discontinued
operations                    $    534,487         $    141,795         $  1,111,073         $    554,421
Net loss                      $   (122,992)        $ (3,017,001)        $ (7,274,206)        $ (6,235,866)

Per share of common stock:
  Loss before
  discontinued operations     $      (0.13)        $      (0.64)        $      (1.00)        $      (0.94)
  Loss on disposals           $         --         $         --         $      (0.69)        $      (0.41)
  Loss from
  discontinued operations     $       0.11         $       0.03         $       0.22         $       0.11
 Net loss                     $      (0.02)        $      (0.61)        $      (1.47)        $      (1.24)

                                                                     1996
                                  ---------------------------------------------------------------------------
                                   December 31,          March 31,            June 30,           September 30,
                                  ------------         ------------         ------------         ------------
Net revenues                      $ 13,432,049         $ 16,789,086         $ 13,291,222         $ 16,036,551
Gross profit                      $  4,874,589         $  5,073,776         $  4,712,003         $  5,913,410
Loss before
discontinued operations           $   (446,993)        $ (1,284,982)        $ (1,411,563)        $ (2,623,907)
Loss on disposals                 $       --           $       --           $   (800,000)        $ (1,480,844)
Income (loss) from
discontinued operations           $    (48,119)        $ (1,577,795)        $   (748,562)        $    408,661
Net loss                          $   (495,112)        $ (2,862,777)        $ (2,960,125)        $ (3,696,090)

Per share of common stock:
  Loss before
  discontinued operations         $      (0.09)        $      (0.26)        $      (0.29)        $      (0.53)
  Loss on disposals               $       --           $       --           $      (0.16)        $      (0.30)
  Loss from
  discontinued operations         $      (0.01)        $      (0.32)        $      (0.15)        $       0.08
  Net loss                        $      (0.10)        $      (0.58)        $      (0.60)        $      (0.75)

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

14. RELATED PARTY TRANSACTIONS

In May 1997, the Company advised Kirk W. Foley, then its CEO, that it was terminating his employment which triggered certain obligations as per Mr. Foley's employment contract, including an $800,000 severance payment, an assumption of a $518,000 personal bank loan made to Mr. Foley, other compensation obligations of approximately $79,000 and an obligation to purchase Mr. Foley's Company stock at current market value (approximately $325,000).

Because of the Company's tight cash position, noncash ways to satisfy its obligations to Mr. Foley were sought. The resolution was a decision to transfer to Mr. Foley the Company's 100% stock interest in Tube-Fab Ltd, a Canadian subsidiary headquartered on Prince Edward Island, Canada, which an independent appraiser valued at $1,512,000. The Tube-Fab Ltd. stock had been carried on the Company's books at a value of $2,157,500 and was accordingly written down to its appraised value.

The settlement transaction with Mr. Foley is expected to be closed in January 1998. It entails a transfer of the Tube-Fab Ltd. shares to Mr. Foley; Mr. Foley's payment of $303,000 to the Company; cancellation of the Company's $800,000 severance obligation; an assumption of the $486,750 ($518,000 less a $31,250 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his Company stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by the Company, which has a remaining lease obligation of approximately $1,050,000 over 8 1/2 years.

Mr. Foley's employment contract also requires the Company to pay to him a $300,000 cash award relating to phantom shares he had previously earned but had deferred in 1996. This award has been reduced to a $150,000 payment in the settlement transaction. The settlement also requires the Company to continue Mr. Foley's salary and benefits from the time of termination advice through December 15, 1997 (approximately $320,000).

Mr. Foley's departure caused the Company to examine the collectability of certain other related party receivables aggregating $743,000 which were forgiven and accordingly written off in the third and fourth quarters of fiscal 1997.

In 1995, the Company converted $750,000 of accounts receivable from a former Filter Queen distributor to notes receivable. This distributor is an officer of a majority owned subsidiary of the company. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. The note receivable of $228,414 is reflected in current assets as a note receivable at September 30, 1997.

15. MAJOR VENDOR

In 1991, the Company entered into an agreement that provided for the potential acquisition of Holland Electro B.V. of Rotterdam, the Netherlands, contingent upon attaining certain earnings targets in the two year period ended September 30, 1992. When Holland Electro B.V. failed to achieve the agreed targets, HMI walked away from the proposed purchase but continued to buy products and other services from Holland-Electro.

In January 1996, Holland Electro B.V. filed for bankruptcy, triggering a Conditional Purchase Agreement the Company had with Kredietbank N.V. in the amount of $1,104,000. As a result, the Company was required to take possession of finished goods and work in progress inventories. Upon acquisition of these inventories, the Company began production of the ElektraPure and other floorcare products for distribution in North America and Europe. The Company had paid in advance for certain services and inventory to be acquired from Holland Electro B.V. The advances, royalties and other receivables totaled $2,012,000. During fiscal 1996, as a result of the bankruptcy and subsequent resolution of pending claims, the Company determined that recovery of these advances was not likely. Accordingly, the Company recorded a charge for the write-off of these advances.

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  Balance at       Additions                            Balance at
                                                 Beginning of      Charged to                             End of
            Description                             Period      Costs and Expense    Deductions           Period
                                                  ----------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 1997                  $2,439,000        $4,820,000        $1,747,000        $5,512,000
   Year ended September 30, 1996                  $1,550,000        $  889,000                --        $2,439,000
   Year ended  September 30, 1995                 $1,121,000        $  429,000                --        $1,550,000

Valuation account for inventory:
   Year ended September 30, 1997                  $1,234,000        $  754,000        $  357,000        $1,631,000
   Year ended September 30, 1996                  $  305,000        $  929,000                --        $1,234,000
   Year ended  September 30, 1995                 $  120,000        $  185,000                --        $  305,000

Reserve for loss on disposal:
   Year ended September 30, 1997                  $  800,000        $6,112,000        $1,524,000        $5,388,000
   Year ended September 30, 1996                          --        $  800,000                --        $  800,000
   Year ended  September 30, 1995                         --                --                --                --


Valuation for deferred tax asset:
   Year ended September 30, 1997                  $  871,000        $1,151,000        $  346,000        $1,676,000
   Year ended September 30, 1996                  $  517,000        $  354,000                --        $  871,000
   Year ended  September 30, 1995                 $  193,000        $  324,000                --        $  517,000

INDEX TO EXHIBITS


    Exhibit                                     Page in this
    Number              Exhibit Title              Report       Incorporated by Reference From
--------------   ----------------------------  --------------  -------------------------------
     3.1         Certificate of Incorporation                  Annual Report on form 10-K
                                                               for the year ended
                                                               September 30, 1995

     3.2         Bylaws                                        Annual Report on form 10-K
                                                               for the year ended
                                                               September 30, 1995

    10.00        Material Contracts                            Proxy Statement for the
                                                               Annual Meeting of
                                                               Stockholders January 19,
                                                               1995 - Exhibit B

    10.01        Material Contracts                            Change of Control Agreements

    10.02        Material Contracts                            Non-statutory Stock Option
                                                               Agreements

    10.03        Material Contracts                            Incentive Stock Option
                                                               Agreements

    10.04        Material Contracts                            Deferred Bonus Agreements

    10.05        Material Contract                             Employment Agreement - Malone

    10.06        Material Contract                             Employment Agreement - Kirk

    10.07        Material Contract                             Employment Agreement - Young

    10.08        Material Contracts                            Restricted Stock Agreements

    10.09        Material Contracts                            Amended and Restated Credit
                                                               Agreement

   10.10a        Material Contracts                            Amendment No. 1 to Amended
                                                               and Restated Credit
                                                               Agreement

   10.10b        Material Contracts                            Amendment No. 2 to Amended
                                                               and Restated Credit
                                                               Agreement

    10.11        Material Contracts                            Bliss Stock Purchase
                                                               Agreement

     11          Statement re:  Computation    Note 1 on
                 of per share earnings         Page 29 of
                                               the
                                               Financial
                                               Statements

     21          Subsidiaries of Registrant    Page 3

     27          Financial Data Schedule

            This page left intentionally blank.