Form 10-K/A
period 1997-09-30
HMI INDUSTRIES INC
filed 1998-01-05
CIK 46445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                        Shares subject        Average option
                                          to option           price per share
                                        --------------        ---------------
September 30, 1994, Outstanding             314,300                $ 8.49
    Granted                                  94,000                 16.18
    Exercised                               (13,594)                 7.35
    Canceled                                (13,031)                 7.54
                                            -------
September 30, 1995                          381,675                 10.46
    Granted                                 162,000                  9.08
    Canceled                                (12,750)                 7.55
                                            -------
September 30, 1996                          530,925                 10.18
    Granted                                 356,000                  5.52
    Canceled                               (163,300)                 7.49
                                            -------
September 30, 1997, Outstanding             723,625                $ 8.47
                                            =======

Options exercisable and shares available for future grant on September 30:

                                                 1997           1996           1995
                                                 ----           ----           ----
Options exercisable                              487,810        403,893        197,737
Weighted-average option price
per share of options exercisable                  $ 8.90         $ 8.58        $10.28
Weighted-average fair value of options
granted during the year                           $ 2.34         $ 3.09            --

The ranges of exercise prices and the remaining contractual life of options as of September 30, 1997 were:




Range of exercise prices                             $4-$10         $11-$18
Options outstanding:
  Outstanding as of September 30, 1997              504,625         219,000
  Weighted-average remaining contractual life          5.41            4.32
  Weighted-average exercise price                     $6.06          $13.98
Options exercisable:
  Outstanding as of September 30, 1997              340,810         147,000
  Weighted-average remaining contractual life          5.60            4.85
  Weighted-average exercise price                     $6.43          $14.20

8. INCOME TAXES

The (benefit) provision for income taxes relating to continuing operations consists of the following:

                                         1997                    1996                    1995
                                      -----------             -----------             -----------
Current:
  Federal                             $(6,205,078)            $(2,678,363)            $(1,177,783)
  Foreign                                  25,000                  25,000                  25,000
                                      -----------             -----------             -----------
                                       (6,180,078)             (2,653,363)             (1,152,783)
Deferred (benefit) expense             (1,105,871)               (184,896)                537,992
                                      -----------             -----------             -----------
                                      $(7,285,949)            $(2,838,259)            $ ( 614,791)
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

   Litigation

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against HMI Industries Inc. and one of Health More B.V.'s Managing Directors, Kevin Dow, on or about December 3, 1997, in bankruptcy case asserting that HMI Industries Inc. and Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. HMI Industries Inc. believes the Receiver's claims against HMI are without merit and will vigorously oppose the Receiver.

Various other claims arising in the ordinary course of business are pending against the Company. In the opinion of management none of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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