Form 10-K/A
period 1997-09-30
HMI INDUSTRIES INC
filed 1998-01-27
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997      Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                       36-1202810
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or  organization)

 3631 Perkins Avenue, Cleveland, Ohio                      44114
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (216) 432-1990

Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                Title of class
                                --------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes   X    No
                           -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on December 22, 1997 was approximately $10,623,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at January 26, 1998
------------------------------------        -------------------------------
Common stock, $1 par value per share                   5,033,996


                                               This report consists of 14 pages.
================================================================================

PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

(A) DIRECTORS

The following information is presented regarding the name, age, business experience, term of office, positions with HMI Industries Inc. ("the Company") and legal proceedings for each of the directors of the Company.

CLASS C DIRECTORS: NOMINEES FOR ELECTION AT THE 1998 ANNUAL SHAREHOLDERS'
                   MEETING TO SERVE FOR A THREE-YEAR TERM EXPIRING IN THE YEAR 2001

Mark A. Kirk, age 40, became a Director of the Company in May 1997. He was elected President and Chief Operating Officer of the Company in May 1997. He was elected Chief Financial Officer of the Company in February 1997. From 1993 to 1997 he served as Senior Vice President and Chief Financial Officer of Anchor Glass Container Corporation, a manufacturer of glass bottles and other containers. From 1990 to 1993 he was Senior Vice President and Chief Financial Officer of Grimes Aerospace Company, a manufacturer of components for the aircraft industry, including interior and exterior lighting, engine valves, electronic systems and avionics. In September 1996, a petition was filed in the United States Bankruptcy Court in Delaware by Anchor Glass under Chapter 11 of the Bankruptcy Code in order to restructure the debt of Anchor Glass. Mr. Kirk was an executive officer of that company at that time.

John S. Meany, Jr., age 52, became a Director of the Company in 1986. Mr. Meany is an attorney in private practice and has served as Secretary of the Company since 1995. Mr. Meany previously served as Secretary of the Company from 1986 to 1991, as Vice President-Legal of the Company from 1983 to 1990 and as Vice President and General Counsel from 1990 to 1991.

Barry L. Needler, age 49, became a Director of the Company in 1989. Mr. Needler is a private investor. Since 1991 he has been President and Chief Executive Officer of Steeplechase Corp. and Reldeen Ltd., investment holding companies, and since 1990 he has been President and Chief Executive Officer of Fairway, Inc., a family management company.

CLASS A DIRECTORS: (CONTINUING) TERM EXPIRING IN 1999

Moffat Dunlap, age 56, became a Director of the Company in 1993. Mr. Dunlap has held a license in the real estate industry since 1962 and has been President of Moffat Dunlap Real Estate Limited (real-estate broker for residential estates) since 1972.

Grace McCarthy, age 70, became a Director of the Company in 1993. Mrs. McCarthy is a former Deputy Premier of the Province of British Columbia and a former Leader of the B.C. Social Credit Party. She served as a Member of the Legislature for British Columbia for 26 years. She has served as a Cabinet Minister holding various portfolios including Economic Development, Tourism, Human Resources, Fish and Wildlife and Provincial Secretary. Mrs. McCarthy has indicated that she intends to resign from the Company's Board of Directors subsequent to the 1998 Annual Shareholders' Meeting.

Ivan Winfield, age 63, became a Director of the Company in 1995. He is an independent business and financial consultant. Mr. Winfield was a partner of Coopers & Lybrand (the Company's auditors) from

1970 to 1994. Mr. Winfield is a trustee of the Fairport Group of Mutual Funds. He is also a director of Boykin Lodging Company and International Total Service, Inc.

CLASS B DIRECTORS: (CONTINUING) TERM EXPIRING IN THE YEAR 2000

Robert J. Abrahams, age 71, became a Director of the Company in 1984. Mr. Abrahams has been President of Crestwood Consultants, a financial consulting company, since 1988. Mr. Abrahams is also the President of Health-Mor Acceptance Corporation and HMI Acceptance Corporation, wholly-owned subsidiaries of the Company.

Donald L. Baker, age 68, became a Director of the Company in 1986. Mr. Baker has been President of Complete Industrial Enterprises, Inc., a distributor of electrical and industrial equipment, since 1985. Mr. Baker has also served as Mayor of Peru, Illinois since 1965.

James R. Malone, age 55, became a Director of the Company in 1996. Mr. Malone was elected Chairman of the Board in December 1996, and was elected as Chief Executive Officer in May 1997. He is also Chairman and Chief Executive Officer of Intek Capital Corp., a private investment firm. From 1993 to 1997 he was Chairman, President and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass bottles and other containers. From 1990 to 1993 he was Chairman and Chief Executive Officer of Grimes Aerospace Company, a manufacturer of components for the aircraft industry, including interior and exterior lighting, engine valves, electronic systems and avionics. He is a member of the Board of Directors of AmSouth Bancorporation, a regional bank holding company in the Southeast, and Ametek Inc., a manufacturer of measuring and controlling devices, including motors, blowers, sensors, filters and housings. In September 1996, a petition was filed in the United States Bankruptcy Court in Delaware by Anchor Glass under Chapter 11 of the Bankruptcy Code in order to restructure the debt of Anchor Glass. Mr. Malone was an executive officer of that company at that time.

Frank M. Rasmussen, age 63, became a Director of the Company in 1994. Mr. Rasmussen was a Partner of Squire, Sanders & Dempsey L.L.P., the Company's principal law firm, from 1970 until his retirement in 1996.

(B) EXECUTIVE OFFICERS

For information regarding the Executive Officers of the registrant, please see the list of Executive Officers following Part I of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(C) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and owners of more than 10% of the Company's common stock file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and the Nasdaq Stock Market and to furnish the Company with a copy of all such reports they file.

Based solely on a review of the copies of such forms the Company has received, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended September 30, 1997, except for the following: Kirk

Foley, an executive officer and director, failed to file a Form 4 for January 1997 reporting the vesting of 24,390 shares of phantom stock and the grant of an employee stock option to purchase 20,000 shares of Common Stock; and Michael Harper and Robert M. Benedict, Jr., each an executive officer of the Company, were each late in filing Form 5 relating to the grant of employee stock options to purchase 15,000 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

(A) COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the respective amounts of compensation for the individuals who served as the Chief Executive Officer in 1997, and the four most highly compensated executive officers of the Company other than the Chief Executive Officer for each of the years 1995, 1996 and 1997 (all such officers, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                                                    All Other
                                                Annual Compensation              Long Term Compensation (5)      Compensation (8)
                                           ------------------------------- ------------------------------------  ----------------
                                                                                         Awards
                                                              Other Annual Restricted     Stock       Phantom
                Name and                                      Compensation  Stock ($)    Options (#)  Stock ($)
           Principal Position       Year   Salary(1)  Bonus (2)  ($)(3)        (4)         (6)           (7)
           ------------------       ----   ---------  --------- ---------- ----------    -----------  ---------
James R. Malone (9)                 1997   $277,642         $0               $75,000       76,500           $0           $0
Chairman and Chief Executive        1996         --         --         --         --           --           --          --
Officer since May 1997              1995         --         --         --         --           --           --          --

Kirk W. Foley (10)                  1997   $451,667         $0   $127,200         $0       20,000           $0      $3,956 (11)
President & Chief                   1996   $449,802         $0   $182,613         $0       20,000           $0      $5,549 (11)
Executive Officer to May 1997       1995   $368,316   $382,121    $96,155         $0       40,000   $1,734,375      $4,790 (11)

Chuck Ellens (12)                   1997   $324,066         $0         --         $0            0           $0          $0
Vice President,  Sales and          1996   $344,878         $0         --         $0            0           $0        $685
Marketing                           1995   $499,305         $0         --         $0            0           $0        $775

Mark A. Kirk (13)                   1997   $204,333         $0         --   $200,000       75,000           $0    $108,040 (14)
President, Chief Operating          1996         --         --         --         --           --           --          --
Officer & Chief Financial Officer   1995         --         --         --         --           --           --          --

Carl H. Young, III (15)             1997   $204,333         $0         --   $200,000       75,000           $0          $0
Executive Vice President and        1996         --         --         --         --           --           --          --
General Counsel                     1995         --         --         --         --           --           --          --

Kevin Dow                           1997   $130,400         $0         --         $0            0           $0          $0
Vice President, Corporate           1996   $130,400         $0         --         $0            0           $0        $685
Services & Assistant Treasurer      1995   $126,300    $71,875         --         $0            0           $0        $775



--------------------------------------------------------------------------------

(1) Salary amounts include automobile allowance and automobile insurance. Amount for Kirk Foley also includes $38,317 paid in 1997, $27,250 paid in 1996 and $10,500 paid in 1995 as an allowance for living expenses pursuant to his employment agreement with the Company. Amounts for Mark Kirk and Carl Young include an employment bonus of $65,000 each.
(2) Amounts paid in the fiscal year pursuant to the Company's Incentive Bonus Plans. Incentive bonuses are calculated on a calendar year basis.
(3) Kirk Foley is the only named executive officer who received perquisites or other benefits required to be disclosed under applicable regulations. The amounts identified consist of repayments of interest and principal made by the Company on behalf of Mr. Foley in accordance with his employment agreement for loans taken out by Mr. Foley. See "Compensation of the Chief Executive Officer" elsewhere in this amendment for more information.
(4) Reflects the fair market value of grants of restricted stock on the dates of grant. Mr. Kirk and Mr. Young each received an award of 20,000 shares of restricted stock which vest on February 1, 1998. Messrs. Malone, Kirk and Young each received an award of 25,000 shares of restricted stock vesting in equal amounts of 12,500 shares on October 1, 1997 and January 1, 1998. Subsequently, Messrs. Malone, Kirk and Young each surrendered to the Company the 12,500 shares of stock vesting on October 1, 1997. The value of these shares was not included in the value of the restricted stock awards in the table above. The value of the shares, which were still restricted at September 30, 1997, including the shares subsequently surrendered, was $603,750. No dividends have been paid on the shares awarded in the above table because no dividends have been declared by the Company since those shares were awarded.
(5) Reflects the number of shares of Common Stock of the Company covered by stock options granted during the year, and the fair market value on the date of grant of phantom stock and restricted stock. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.
(6) The Company maintains plans under which stock options may be awarded. The Company does not, however, make "long term compensation awards" as that term is used in applicable SEC rules, because the amount of Company incentive awards is not measured by performance of the Company over longer than a one-year period.
(7) Phantom shares were deemed issued October 4, 1994 when Mr. Foley signed his employment agreement with the Company. This agreement provides that the shares vest in installments in 1995, 1996 and 1997, with the final installment vesting on January 1, 1999. See "Compensation of the Chief Executive Officer" regarding the surrender of a portion of the phantom shares vesting in 1996.
(8) Except as otherwise noted, reflects contributions made by the Company or a subsidiary under defined contribution plans maintained by the Company and a subsidiary.
(9) Mr. Malone was elected as Chairman of the Company in December 1996 and Chief Executive Officer in May 1997.
(10) The amount shown as salary for 1995 and 1996 represents compensation paid to Mr. Foley as President of the Company and as Chairman and Chief Executive Officer of the Company. The amount shown as salary for 1997 includes amounts paid through September 30, 1997.
(11) Premiums on life insurance paid pursuant to Mr. Foley's employment agreement. For a description of additional compensation received by Mr. Foley in connection with his termination of employment, see also "Certain Relationships and Related Transactions" in this amendment.
(12) Mr. Ellens was elected an executive officer of the Company in 1996.
(13) Mr. Kirk was elected Vice President-Finance and Chief Financial Officer in February 1997 and President and Chief Operating Officer in May 1997.
(14) Represents an allowance for Mr. Kirk's relocation to Cleveland, Ohio.
(15) Mr. Young was elected Executive Vice President and General Counsel in May 1997 and previously served as Vice President- Administration and General Counsel from February 1997 to May 1997.

(B) 1992 OMNIBUS LONG-TERM COMPENSATION PLAN

In 1992, the stockholders of the Company adopted the Omnibus Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to advance the long-term interests of the Company by motivating executive personnel by means of long-term stock based or derivative compensation, to align the interests of participants with those of the stockholders, and to permit the Company to attract and retain directors and executive personnel.

The Plan provides for the grant of the following types of awards: stock options, including incentive stock options; stock appreciation rights, in tandem with stock options or freestanding; common stock awards; phantom stock; restricted stock; and performance shares. Awards are determined by the Compensation Committee.

The following table sets forth certain information regarding stock options granted to the executive officers named in the Summary Compensation Table during fiscal 1997.

OPTION GRANTS IN 1997
---------------------

                    NUMBER OF                                                   POTENTIAL REALIZABLE VALUE AT
                    SECURITIES       PERCENT                                       ASSUMED ANNUAL RATES OF
                    UNDERLYING  OF TOTAL OPTIONS                                  STOCK PRICE APPRECIATION
                     OPTIONS       GRANTED TO      EXERCISE     EXPIRATION             FOR OPTION TERM
       NAME          GRANTED        EMPLOYEES      PRICE (1)       DATE                5%($)           10%($)
       ----          -------        ---------      ---------       ----                -----           ------
James R. Malone        6,000           2%            $5.50    January 2, 2002             $9,117        $20,147
James R. Malone       75,000           24%           $5.68     July 2, 2002             $148,327       $298,730
Kirk W. Foley         20,000           6%            $6.05    January 2, 2007            $58,178       $164,312
Mark A. Kirk          75,000           24%           $5.68     July 2, 2002             $148,327       $298,730
Carl H. Young, III    75,000           24%           $5.68     July 2, 2002             $148,327       $298,730

--------------------------------------------------------------------------------------------------------------------------

(1)  Stock options issued to Mr. Foley were granted pursuant to his Employment Agreement with the Company and have an exercise price equal to 110% of fair market value on the date of grant, which is the first business day of the year.
     The closing price on the Nasdaq Stock Market on January 2, 1997 was $5.50. The stock options issued to Mr. Malone, on
     January 2, 1997, were valued at the closing price on the date of grant. The stock options issued to Messrs. Malone,
     Kirk and Young on July 2, 1997, were valued at the average between the high and the low sale price for the ten trading days preceding the date of grant. The closing price on the Nasdaq Stock Market on July 2, 1997, the date of grant, was
     $6.00.

The following table sets forth information regarding stock options held at the end of the fiscal year by the named executive officers. There were no stock option exercises in 1997 by any named executive officer.

                                      NUMBER OF
                                  SHARES OF COMMON
                                  STOCK UNDERLYING
                                     UNEXERCISED                            VALUE OF UNEXERCISED
                                      OPTIONS AT                           IN-THE-MONEY OPTIONS AT
                                SEPTEMBER 30, 1997 (1)                     SEPTEMBER 30, 1997 (2)
                                ----------------------                     ----------------------
NAME                       EXERCISABLE         UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
----                       -----------         -------------         -----------           -------------
James R. Malone               57,395              23,605                 $0                     $0
Kirk W. Foley                 80,000                   0                 $0                     $0
Kevin Dow                          0                   0                 $0                     $0
Chuck Ellens                       0                   0                 $0                     $0
Mark A. Kirk                  57,395              17,605                 $0                     $0
Carl H. Young, III            57,395              17,605                 $0                     $0

--------------------------------------------------------------------------------------------------------------------

(1)  There were no SARs outstanding at September 30, 1997 and none granted during the fiscal year.

(2)  The "value of unexercised in-the-money options at September 30, 1997" was calculated by determining the difference between the fair market value of the underlying shares of Common Stock at September 30, 1997 ($5.25 per share) and the exercise price of the option. An option is "in-the-money" when the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. None of the options held by the named executive officers was "in the money" on September 30, 1997.

(C) DIRECTORS' COMPENSATION

A director who is an employee of the Company or a subsidiary is not separately compensated for service as a director. Other directors receive a retainer of $10,000 per year, payable quarterly, and $600 per meeting for each committee meeting attended which is held on a day other than a day on which there is a Board of Directors meeting.

Pursuant to the Company's Omnibus Plan, on the first business day of each calendar year each non-employee director automatically receives an option to purchase 6,000 shares of Common Stock of the Company (as adjusted for stock splits).

(D) DIRECTORS' CONSULTING AGREEMENTS

Several members of the Board have entered into consulting contracts with the Company relating to various matters within their fields of expertise. Information regarding these contracts follows.

In 1990, the Company entered into a consulting agreement with Robert J. Abrahams, a director of the Company, for consulting services relating to retail financing programs for distributors of the Company's Consumer Goods Division. In 1991, this agreement was amended to include services to Health-Mor Acceptance Corporation and HMI Acceptance Corporation, subsidiaries of the Company. Mr. Abrahams is paid a total of $50,000 per year, plus expenses, for such services. The consulting agreements with Mr. Abrahams are for one year periods and are anticipated to be renewed. A total of $50,000 was paid in fiscal 1997 under this agreement.

The Company pays a management fee in the amount of $25,000 per quarter to Fairway Inc. for the consulting services of Mr. Needler relating to various matters requested by the Company. Barry L. Needler, a director of the Company, owns a majority of the outstanding shares of Fairway Inc. and is President of that company. A total of $50,000 was paid to Fairway Inc. in 1997.

In 1996, the Company entered into a consulting agreement with Ivan Winfield, a director of the Company, for services relating to issues involving the capital structure of the Company, proposed acquisitions and divestitures, oversight of the Company's capital structure, cash flow, debt management, long term corporate planning and such other matters as may be required by the Chief Executive Officer. Mr. Winfield was paid $12,500 per month for his services from October 1996 through March 1997, and $6,250 per month from April through September 1997. A total of $112,500 was paid to Mr. Winfield in 1997 under this consulting agreement. This agreement was terminated at the end of December 1997.

In 1995, the Company entered into an agreement with John Meany, a director of the Company, to act as Administrator of the Company's Profit Sharing Plan. Also in 1995, the Company entered into an agreement with Mr. Meany to act as corporate Secretary of the Company and to oversee the functions of the corporate Secretary's office. Mr. Meany received $2,700 per month under these agreements from October 1996 through June 1997. Effective July 1997, the amount was raised to $4,167 per month. In 1997, the Company paid Mr. Meany a total of $38,300 under these agreements.

(E) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Messrs. Malone, Kirk and Young each have employment agreements which state that they are to receive one year's salary in the event of termination of employment without cause. Certain executives of the Company, including Messrs. Malone, Kirk and Young, also have agreements which provide that in the event of termination of employment without cause (other than for death or disability, or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement), the executives are to receive compensation equal to a certain number of months of salary. In the case of Messrs. Malone, Kirk and Young, this compensation is equal to two years' base salary.

(F) COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board is responsible for recommending to the Board the compensation of executive officers and key employees of the Company and its subsidiaries. The Compensation Committee consists of Robert J. Abrahams, Donald L. Baker and Barry L. Needler.

The Compensation Committee annually reviews compensation of the Chief Executive Officer, other executive officers and key employees of the Company and its subsidiaries. The Compensation Committee meets periodically during the year to monitor performance and fix awards based on performance standards and to review compensation decisions. The Committee's policy in evaluating and compensating executive officers and key employees is to consider the performance of the Company as a whole, the performance of the business unit for which the individual has responsibility and the individual's contribution toward the Company's attainment of established Company and individual goals. Factors considered in evaluating performance are both subjective (such as the individual's performance and development) and objective (such as the attainment of specified financial goals).

The composition of compensation varies broadly among executive officers and key employees of the Company based on their responsibilities and the business unit to which they are assigned. Generally, base salary is targeted at competitive rates believed by the Committee members to be necessary in their experience to retain qualified personnel. The Company maintains an Incentive Bonus Plan under which participating employees may be eligible for a bonus if the pretax profits of the Company for the year exceed a specified target which is established annually by the Compensation Committee. Beginning in 1995, the target was changed from an after-tax to a pretax amount in order to put more emphasis on meeting operating goals, and to remove from consideration those factors over which the Company has no control, such as tax rates. The maximum bonus payable to an individual is a percentage of base salary ranging from 25% to 150% of base salary. Bonuses are based on varying performance criteria, including the Company's pretax profits, return on assets, divisional net contribution, cost containment programs and departmental gross margins. Specific incentive performance criteria for each participating individual are determined by the Committee at the beginning of the year based upon the individual's duties. The targets for 1995, 1996 and 1997 were not met, and no bonuses were awarded for those years under this Plan. Key employees of subsidiaries who do not participate in the Incentive Bonus Plan have bonus or incentive arrangements based on criteria deemed by the Compensation Committee to be effective in aligning the financial interest of the employee with those of Company's stockholders. Among the criteria that are utilized in incentive compensation of key employees of subsidiaries include percentage of profits or net income, commissions based on sales, net profit contribution, and balance sheet measures such as inventory and accounts receivable turnover and working capital improvements. From time to time, the Company engages outside compensation consultants to provide information and advice about competitive levels of compensation and particular compensation techniques.

Compensation of the Chief Executive Officer
-------------------------------------------

Mr. Foley's compensation was paid pursuant to his employment agreement with the Company, which was approved by the Company's stockholders at the 1995 annual meeting. In fiscal year 1997, Mr. Foley was paid total salary of $396,850.
No bonus relating to the calendar year 1997 was earned.

Mr. Foley's employment agreement also provided that he receive options to purchase 20,000 shares of Common Stock on the first business day of each year through 1998. The option price is equal to 110% of the fair market value on the date of grant, and the options are immediately exercisable. The period of exercisability will be determined by the Compensation Committee and may last for up to ten years. Mr. Foley's contract also provided that he receive 125,000 shares of phantom stock. The phantom stock was to vest in increments of 21,857 shares on each of June 30, 1995, January 1 and June 30, 1996, and January 1 and June 30, 1997, with the final 37,571 shares vesting on January 1, 1999. Dividends that would have been paid had the phantom shares been issued could have been used to "purchase" additional phantom shares, which would have vested on the same schedule as the other phantom shares. Mr. Foley deferred the vesting of one half of the phantom shares and accrued dividends scheduled to vest on January 1, 1996 for three years. In 1996, his employment agreement was amended so that the phantom shares that were scheduled to vest on January 1, 1996 and were deferred and the phantom shares scheduled to vest on June 30, 1996 were surrendered in exchange for cash payments of $150,000 on June 30, 1997 and June 30, 1998. In addition, Mr. Foley would have been entitled to receive an award of shares in the Company in the event of an increase in the price of the Common Stock between June 30, 1996 and June 30, 1998. The increase in share price would have been multiplied by the number of phantom shares surrendered, and the result would have been divided by the share price on June 30, 1998 to determine the number of shares to be awarded.

Mr. Foley's employment agreement also provided that the Company would guarantee a loan to him and to pay interest on the loan. The unpaid principal on the loan at September 30, 1997 was $486,750.

Mr. Foley's employment with the Company was terminated by the Board on May 13, 1997. See Item 13 elsewhere in this report for information regarding the settlement entered into by the Company with Mr. Foley in connection with the termination of his employment.

Mr. Malone, who became Chief Executive Officer on May 13, 1997, is paid a base salary of $325,000 per year and participates in the incentive bonus plan. Mr. Malone also receives other benefits available generally to all executives.

For the Compensation Committee

     Robert J. Abrahams
     Donald L. Baker
     Barry L. Needler


(G) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Robert J. Abrahams, Chairman of the Compensation Committee, provides consulting services to the Company and its finance company subsidiaries (Health-Mor Acceptance Corporation, HMI Acceptance Corporation and Health-Mor Acceptance PTY Ltd.) and serves as President of these subsidiaries. He received $50,000 for these services in fiscal 1997. Fairway Inc., a company controlled by Barry L. Needler, provides management consulting services to the Company and received $50,000 from the Company for services rendered in 1997.
Mr. Needler is Vice Chairman of the Company and is a member of the Compensation Committee.

(H) PERFORMANCE COMPARISONS

The following chart compares the cumulative shareholder return of the Company for the five years ended September 30, 1997 to the Nasdaq National Market Composite Index and a Company-determined peer group. The Company's Common Stock trades on the Nasdaq National Market System. The chart assumes the investment of $100 on September 30, 1992 and the immediate reinvestment of all dividends. The ten companies making up the peer group are in industries believed to be comparable to the Company's lines of business in 1997 and the peer group, in the aggregate, is believed to approximate the Company's mix of consumer and industrial business in 1997.

                     COMPARISON OF 5-YEAR CUMULATIVE TOTAL
                     RETURN AMONG THE COMPANY, PEER GROUP
                    INDEX AND NASDAQ MARKET COMPOSITE INDEX




                                                     1992      1993      1994     1995      1996      1997
                                                  --------- --------- --------- -------- --------- ---------
           HMI INDUSTRIES INC.                       $100      $227      $236     $253      $125       $97
           NASDAQ MARKET COMPOSITE INDEX             $100      $130      $138     $167      $195      $265
           PEER GROUP INDEX                          $100      $143      $160     $160      $197      $236

                      ASSUMES $100 INVESTED ON OCT. 1, 1992
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING SEP. 30, 1997

The Company business in 1997 consisted of two segments: a Consumer Goods segment and a Manufactured Products segment. The peer companies include companies believed to be in similar lines of business as the Company. The companies in the peer group are: Amcast Industrial Corporation, Black and Decker Corporation, Material Sciences Corporation, National Presto Industries Inc., Rival Co., SPS Technologies Inc., Steel Technologies Inc., Sunbeam Corporation, Toastmaster Inc. and Worthington Industries Inc. Some of the Company's direct competitors are divisions of larger corporations, privately held corporations or foreign corporations and are not included in the peer comparisons since the pertinent information is not available to the public.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the names and share ownership as of January 16, 1998 of those persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the Company's outstanding Common Stock based upon information furnished to the Company by such person. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.


Amount &
Name and Address of                        Nature of
Beneficial Owners                          Beneficial                 Percent of
as of January 16, 1998                     Ownership                 Common Stock
---------------------------------------------------------------------------------

Steeplechase Corp. (1)                      1,704,750                  33.86%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Barry L. Needler                            1,869,000 (2)              37.06%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk W. Foley                                 635,016 (3)              12.42%
12700 Lake Avenue, #2006
Lakewood, OH  44107

Amherst Tanti U.S. Inc. (4)                   520,148                  10.33%
12700 Lake Avenue, #2006
Lakewood, Ohio 44107

John S. Meany, Jr.                            376,354 (5)               7.45%
9200 S. Winchester Ave.
Chicago, Illinois 60620

Dimensional Fund Advisors                     325,925                   6.47%
1299 Ocean Drive
Santa Monica, CA  90401

---------------------------------------------------------------

(1)  Mr. Needler is the President and Chief Executive Officer of Steeplechase
     Corp.

(2) Includes shares owned of record and beneficially by Fairway Inc. (150,750 shares) and Steeplechase Corp. (1,704,750 shares), and beneficially by Reldeen Ltd. (4,500 shares). Includes 9,000 shares subject to issuance upon the exercise of stock options exercisable within 60 days of the date hereof. Mr. Needler controls these corporations and serves as a Director and Chief Executive Officer of these corporations.

(3) Includes 520,148 shares owned of record by Amherst Tanti U.S. Inc.; 10,300 shares in a retirement fund; and 80,000 shares subject to issuance upon the exercise of stock options exercisable within 60 days of the date hereof.

(4) Amherst Tanti U.S. Inc. is owned by Kirk W. Foley and his wife. Mr. Foley serves as President of this corporation.

(5) Includes 20,250 shares subject to issuance upon the exercise of stock options exercisable within 60 days hereof. Also includes 9,000 shares owned by members of Mr. Meany's immediate family, beneficial ownership of which is disclaimed.

(B) SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 16, 1998, information concerning the number of shares of Common Stock beneficially owned by each nominee individually, each named executive officer, and by all executive officers and directors as a group. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.

                                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
-------------------------------------------------------------------------------------------------------------------
                                           Direct              Exercisable
Name of Beneficial Owner                 Ownership             Options (2)             Total            Percent (3)
------------------------                 ---------             -------                 -----            -------
Robert J. Abrahams                          28,175                20,250                 48,425              *
Donald L. Baker                            143,536 (4)            20,250                163,786              3.24%
Kevin Dow (5)                               17,075                     0                 17,075              *
Moffat Dunlap                                    0                20,250                 20,250              *
Chuck Ellens                                16,350 (6)                 0                 16,350              *
Kirk W. Foley                              555,016 (7)            80,000                635,016             12.42%
Mark A. Kirk                                32,500                75,000                107,500              2.10%
James R. Malone                             12,500                76,500                 89,000              1.77%
Grace McCarthy                               1,100 (8)            20,250                 21,350              *
John S. Meany, Jr.                         356,104 (9)            20,250                376,354              7.44%
Barry L. Needler (5)                     1,860,000 (10)            9,000              1,869,000             37.06%
Frank M. Rasmussen                               0                11,250                 11,250              *
Ivan Winfield                                2,800               104,500                107,300              2.09%
Carl H. Young, III                          32,500                75,000                107,500              2.10%
All Executive Officers and
Directors as a Group                     3,057,656               532,500              3,590,156             64.50%

-------------------------------------------------------------------------------------------------------------------

(1)  Each person has sole voting and investment power with respect to all shares shown except as indicated below.
(2)  Represents shares subject to stock options that are currently exercisable or become exercisable within 60 days hereof.
(3)  Unless otherwise indicated, the percentage of Common Stock owned is less than one percent of the Common Stock outstanding.
(4)  Includes 138,136 shares owned by Mr. Baker's wife, beneficial ownership of which is disclaimed. Mr. Baker owns
     2,700 shares jointly with his wife.
(5)  Mr. Dow and Mr. Needler are first cousins.
(6)  Includes 10,350 shares owned jointly with his spouse.
(7)  Includes 520,148 shares owned by Amherst Tanti U.S. Inc. and 10,300 shares in a retirement fund.
(8)  These shares are owned by her spouse. Mrs. McCarthy disclaims beneficial ownership of these shares.
(9)  Includes 9,000 shares owned by members of his immediate family, beneficial ownership of which is disclaimed.
(10) Shares are owned of record and beneficially by Fairway Inc. (150,750 shares) and Steeplechase Corp. (1,704,750 shares), and beneficially by Reldeen Ltd. (4,500 shares). These corporations are controlled by Mr. Needler.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In May 1997, the Company advised Kirk W. Foley, then its Chief Executive Officer, that it was terminating his employment which triggered certain obligations as per Mr. Foley's employment contract, including an $800,000 severance payment, an assumption of a $518,000 personal bank loan made to Mr. Foley, other compensation obligations of approximately $79,000 and an obligation to purchase Mr. Foley's Company Common Stock at current market value (approximately $325,000).

Because of the Company's tight cash position, noncash ways to satisfy its obligations to Mr. Foley were sought. The resolution was a decision to transfer to Mr. Foley the Company's 100% stock interest in Tube Fab Ltd, a Canadian subsidiary of the Company ("Tube Fab Ltd.") headquartered in Mississauga, Ontario, Canada, that an independent appraiser valued at $1,512,000. The Tube-Fab Ltd. stock had been carried on the Company's books at a value of $2,157,500 and was accordingly written down to its appraised value.

The settlement transaction with Mr. Foley closed on January 8, 1998. It entails a transfer of the Tube-Fab Ltd. shares to Mr. Foley; Mr. Foley's payment of $303,000 to the Company; cancellation of the Company's $800,000 severance obligation; an assumption of the $486,750 ($518,000 less a $31,250 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his Company Common Stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by the Company, which has a remaining lease obligation of approximately $1,050,000 over 8 1/2 years.

Mr. Foley's employment contract also requires the Company to pay to him a $300,000 cash award relating to phantom shares he had previously earned but had deferred in 1996. This award has been reduced to a $150,000 payment in the settlement transaction. The settlement also requires the Company to continue Mr. Foley's salary and benefits from the time of the termination advisement through December 15, 1997 (approximately $320,000).

Mr. Foley's departure caused the Company to examine the collectibility of certain other related party receivables aggregating $743,000 which were forgiven and accordingly written off in the third and fourth quarters of fiscal 1997.

As an inducement to retain the continued services, following the sale of Bliss Manufacturing (as discussed in Note 1 of the Notes to the Consolidated Financial Statements) of certain key executives and individuals employed by the Company, the Company entered into separate agreements in October 1997 with such executives and individuals to provide for the payment of bonuses upon the consummation of the sale and severance allowances in the event of a termination of employment as a result of a change of control of the Company (as defined in such agreements). The amount of the bonuses to be awarded varies by individual and is dependent on the amount of the purchase price ultimately received in the sale of Bliss Manufacturing by the Company. The current executive officers of the Company, Messrs. Malone, Kirk and Young will each receive stay bonuses in the amount of $300,000 (less applicable withholding taxes) upon the consummation of the sale pursuant to the terms of such agreements.

Refer to Item 11 in this amendment for additional transactions.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HMI INDUSTRIES INC.
                                             (Registrant)

                                             by   /s/ Michael Harper
                                                 -----------------------------------------
                                                  Michael Harper
                                                  Vice President, Corporate Controller and
                                                  Chief Accounting Officer
                                                  January 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James R. Malone                          /s/ Mark A. Kirk
-----------------------------------------    ---------------------------------------     ---------------------------------------
James R. Malone                              Mark A. Kirk                                Frank M. Rasmussen
Chairman of the Board, Chief Executive       President, Chief Operating Officer,         Director
Officer and Director                         Chief Financial Officer and Director        January 26, 1998
January 26, 1998                             January 26, 1998


/s/ Robert J. Abrahams                                                                    /s/ Ivan Winfield
-----------------------------------------    ---------------------------------------     ---------------------------------------
Robert J. Abrahams                           Grace McCarthy                              Ivan Winfield
Director                                     Director                                    Director
January 26, 1998                             January 26, 1998                            January 26, 1998


/s/ Donald L. Baker                          /s/ John S. Meany, Jr.
-----------------------------------------    ---------------------------------------
Donald L. Baker                              John S. Meany, Jr.
Director                                     Director
January 26, 1998                             January 26, 1998


/s/ Moffat Dunlap                            /s/ Barry L. Needler
-----------------------------------------    ---------------------------------------
Moffat Dunlap                                Barry L. Needler
Director                                     Director
January 26, 1998                             January 26, 1998