Form 10-Q
period 1997-12-31
HMI INDUSTRIES INC
filed 1998-02-17
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997

                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                 36-1202810
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  Incorporation or  organization)

   3631 Perkins Ave, Cleveland, Ohio                    44114
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at February 16, 1998
-----------------------------------      ----------------------------------
Common stock, $1 par value per share                  5,033,996

===============================================================================

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997



                                                                                    (Unaudited)
                                                                                    December 31,     September 30,
                                                                                         1997            1997
                                                                                    ------------     ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    819,321      $    239,797
  Trade accounts receivable (net of allowance of $5,281,495 and $5,512,063)           7,989,924        10,357,999
  Finance contracts receivable                                                          458,867           496,044
  Notes receivable                                                                      250,525           228,414
  Inventories                                                                         4,261,655         4,152,858
  Income tax receivable                                                               3,372,644         3,373,898
  Deferred income taxes                                                               8,349,167         8,239,080
  Prepaid expenses                                                                       64,986           123,099
  Other current assets                                                                  130,268            83,307
  Net assets held for sale at realizable value                                       15,317,503        12,900,184
                                                                                   ------------      ------------
      Total current assets                                                           41,014,860        40,194,680
                                                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    5,734,508         6,194,868
                                                                                   ------------      ------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,572,516 and $2,576,373)                                6,659,047         6,735,578
  Unamortized trademarks                                                                359,456           339,823
  Finance contracts receivable (less amounts due within one year)                       917,733           992,090
  Other                                                                                 262,439           133,094
                                                                                   ------------      ------------
      Total other assets                                                              8,198,675         8,200,585
                                                                                   ------------      ------------
      Total assets                                                                 $ 54,948,043      $ 54,590,133
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                   $    465,870      $    480,822
  Trade accounts payable                                                              7,585,880         6,939,040
  Income taxes payable                                                                  674,870         1,349,163
  Accrued expenses and other liabilities                                              7,186,265         8,125,620
  Long-term debt due within one year                                                 23,369,038        20,464,632
                                                                                   ------------      ------------
     Total current liabilities                                                       39,281,923        37,359,277
                                                                                   ------------      ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                     552,860           762,777
  Deferred income taxes                                                                 668,445           573,613
  Other                                                                               1,248,378         1,342,961
                                                                                   ------------      ------------
      Total long-term liabilities                                                     2,469,683         2,679,351
                                                                                   ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                    --                --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                          5,295,556         5,295,556
  Capital in excess of par value                                                      8,094,719         8,050,212
  Unearned compensation, net                                                                 --          (191,500)
  Retained earnings                                                                   2,917,367         4,077,771
  Cumulative translation adjustment                                                  (1,885,676)       (1,418,762)
                                                                                   ------------      ------------
                                                                                     14,421,966        15,813,277
  Less treasury stock 261,560 shares, at cost                                         1,225,529         1,261,772
                                                                                   ------------      ------------
      Total stockholders' equity                                                     13,196,437        14,551,505
                                                                                   ------------      ------------
      Total liabilities and stockholders' equity                                   $ 54,948,043      $ 54,590,133
                                                                                   ============      ============





See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS  ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)



                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                     1997              1996
---------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                              $  8,911,190      $ 14,450,743
  Financing revenue and other                                                         100,325           170,145
                                                                                 ------------      ------------
                                                                                    9,011,515        14,620,888
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                             6,130,494         9,377,345
  Selling, general and administrative expenses                                      5,352,758         5,552,346
  Interest expense                                                                    532,675           545,085
  Other expenses                                                                       15,857           114,659
                                                                                 ------------      ------------
    Total expenses                                                                 12,031,784        15,589,435
                                                                                 ------------      ------------

Loss before income taxes                                                           (3,020,269)         (968,547)

Benefit for income taxes                                                             (915,442)         (311,068)
                                                                                 ------------      ------------

LOSS BEFORE DISCONTINUED OPERATIONS                                                (2,104,827)         (657,479)
                                                                                 ------------      ------------

Income (loss) from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, and $-0-)                           262,218           119,844
  Bliss Manufacturing (net of taxes of $289,393, and $335,301)                        472,167           547,071
  Bliss Tubular (net of taxes of $-0-, and $2,371)                                         --            (3,869)
  Tube Fab Ltd (net of taxes of $128,733, and $-0-)                                   210,038            47,102
  Health-Mor Personal Care Corp. (net of taxes of $-0-, and $107,663)                      --          (175,661)
                                                                                 ------------      ------------
                                                                                      944,423           534,487

NET LOSS                                                                         $ (1,160,404)     $   (122,992)
                                                                                 ============      ============


Weighted average number of shares outstanding                                       5,032,105         4,919,408
                                                                                 ============      ============

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                            $      (0.42)     $      (0.13)
  Income from discontinued operations                                            $       0.19      $       0.11
                                                                                 ------------      ------------
  Net loss                                                                       $      (0.23)     $      (0.02)
                                                                                 ============      ============

Cash dividends per common share                                                  $         --      $         --
                                                                                 ============      ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)




                                                                                        1997                  1996
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (1,160,404)         $  (122,992)
  Adjustments to reconcile net income (loss) to net cash provided by (used)
    by operating activities:
        Depreciation and amortization                                                    695,536              614,330
        Amortization of stock awards, net                                                272,250                   --
        Provision for losses on receivables                                                   --              213,534
        Deferred income taxes                                                           (124,563)             104,092
  Changes in operating assets and liabilities:
    Decrease in receivables                                                            2,380,455              533,460
    Decrease (increase) in inventories                                                (1,151,381)             695,057
    Decrease in prepaid expenses                                                         101,592              297,134
    Decrease in other current assets                                                      28,844                   --
    Decrease in accounts payable                                                      (1,001,531)          (1,492,422)
    Increase (decrease) in accrued expenses and other liabilities                     (1,117,985)             666,899
    Decrease in income taxes payable                                                    (393,708)            (190,062)
    Other, net                                                                          (411,835)             (72,312)
                                                                                     -----------          -----------
            Net cash provided by (used in) operating activities                       (1,882,730)           1,246,718
                                                                                     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                          --            1,120,916
  Capital expenditures                                                                   (90,881)            (324,703)
                                                                                     -----------          -----------
            Net cash provided by (used in) investing activities                          (90,881)             796,213
                                                                                     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                       12,454,000              206,084
  Payment of credit facility                                                          (9,246,455)                  --
  Payment of long term debt                                                             (654,410)          (2,245,213)
                                                                                     -----------          -----------
            Net cash (used in) provided by financing activities                        2,553,135           (2,039,129)
                                                                                     -----------          -----------

Effect on exchange rate changes on cash                                                       --                   --
                                                                                     -----------          -----------

Net increase in cash and cash equivalents                                                579,524                3,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           239,797              472,408
                                                                                     -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    819,321          $   476,210
                                                                                     ===========          ===========





See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of HMI Industries Inc. ("the Company"), these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of December 31, 1997, and the results of operations for the three months ended December 31, 1997 and 1996, and cash flows for the three months then ended.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis for Preparation of the Consolidated Condensed Financial Statements
     ------------------------------------------------------------------------

The consolidated condensed financial statements included in this report have been prepared, without audit, by the Company from the consolidated statements of the Company and its subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations.

It is suggested that these consolidated condensed financial statements, which are subject to year-end audit adjustments, be read in conjunction with the Company's latest Annual Report on Form 10-K, as amended.

     Reclassification
     ----------------

Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

2. EARNINGS PER SHARE

Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" and replaced "fully diluted earnings per share" with "diluted earnings per share". This statement had no effect on the resulting earnings per share for the Company. In addition, because all the common stock equivalents are anti-dilutive as of December 31, 1997 and 1996, the denominators for calculating the Company's basic and diluted earnings per share are identical.

3. DISCONTINUED OPERATIONS

Sales applicable to the discontinued operations were $17,509,500 and $17,492,300 for the three months ended December 31, 1997 and 1996, respectively.

4. INVENTORIES

Inventories at December 31, 1997 and September 30, 1997 consist of the following:


                                    December 31,  September 30,
                                    ----------     ----------

Finished goods                      $3,170,372     $2,438,282
Work-in-progress, raw materials
  and supplies                       1,091,283      1,714,576
                                    ==========     ==========
                                    $4,261,655     $4,152,858
                                    ==========     ==========



5. DEBT

The Company received additional financing, from its lender, of $1,200,000 upon the filing of its fiscal 1997 federal tax return, which was filed in January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

In January 1998, the Company negotiated, with its lender, an extension on the credit facility, utilized by the Netherlands operations, until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

6. RELATED PARTY TRANSACTIONS

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

The settlement transaction with Mr. Foley closed in January 1998. It entailed a transfer of the Tube-Fab Ltd. shares to Mr. Foley; Mr. Foley's payment of $303,000 to the Company; cancellation of the Company's $800,000 severance obligation; an assumption of the $486,750

($518,000 less a $31,250 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his Company stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by the Company, which has a remaining lease obligation of approximately $1,050,000 over 8 1/2 years.

Mr. Foley's employment contract also required the Company to pay to him a $300,000 cash award relating to phantom shares he had previously earned but had deferred in 1996. This award was reduced to a $150,000 payment in the settlement transaction. The settlement also required the Company to continue Mr. Foley's salary and benefits from the time of termination advice through December 15, 1997 (approximately $320,000).

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS

NET PRODUCT SALES- Net product sales for the quarter ended December 31, 1997 decreased by $5,539,600 or 38.3% in the comparable quarter. The decrease in sales is due primarily to declines in North America and Asia. Weak sales in North America were attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies, especially in Korea.

FINANCING REVENUE AND OTHER INCOME- Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT- Gross profit for the quarter ended December 31, 1997 was $2,780,700 or 31.2 % as compared to $5,073,400 or 35.1% in the quarter ended December 31, 1996. Gross profit was adversely affected by the decline in volume and continued operational inefficiencies from the prior year. However, initiatives begun in the fourth quarter of 1997 to strengthen business processes, reduce costs, and improve quality yielded positive results in first quarter 1998 as gross profit increased as a percent of sales from 26.6% in the fourth quarter of fiscal 1997.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative costs decreased by $199,600 for the quarter ended December 31, 1997 versus the comparable quarter. Included in these costs is a severance charge of $200,000 related to the termination of the Company's branch in Holland. SG&A was higher as a percent of sales due to depressed volume in the first quarter of 1998. The Company's cost reduction measures initiated in 1997 should continue to reduce selling, general and administrative costs in 1998. These include implementation of a cash basis policy for North American distributors effective January 1, 1998. While this policy may depress sales temporarily, over time it should improve the Company's liquidity and strengthen the fiscal health of its distribution network. The subsequent reduction in credit resulting from this policy should significantly reduce bad debt expense in 1998.

INTEREST EXPENSE - Interest expense for the quarter ended December 31, 1997 did not change significantly versus the quarter ended December 31, 1996.

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Bliss Tubular and Tube-Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. The Company recorded pre-tax combined income from Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $338,000 for the quarter ended December 31, 1997. As of September 30, 1997, the Company reported Bliss Manufacturing, its metal fabrication and stamping business, as a discontinued operation. For the quarter ended December 31, 1997, the Company recorded pre-tax income from Bliss Manufacturing of $761,600. The Company's steam cleaning business, Household Rental Systems, reported as a discontinued operation in fiscal 1996, recorded pre-tax income of $262,200 in the first quarter ended December 31, 1997. In November, 1997, the Company received two signed letters of intent regarding the planned sale of this business. Management anticipates that the sale of this business will be completed in the first half of 1998. Sales applicable to the discontinued operations for the quarters ended December 31, 1997 and December 31, 1996 were $17,509,500 and $17,492,300, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at December 31, 1997 was $1,732,900, a decrease of $1,102,500 from the September 30, 1997 balance of $2,835,400. The Company's cash increased $579,500 during the quarter ended December 31, 1997 from September 30, 1997. The decrease in receivables of $2,380,500 was due primarily to lower sales and tighter credit terms. Inventories increased by $1,151,400 due to higher inventory at Bliss Manufacturing as a result of higher conversion costs. Accounts payable decreased by $1,001,500 primarily at Bliss Manufacturing. Accrued liabilities decreased $1,118,000 due primarily to deferred compensation and profit sharing payments made at Bliss. The aforementioned variances relate to information in the Consolidated Statement of Cash Flow in which items relating to discontinued operations have not been disaggregated as they have in the Consolidated Balance Sheet.

On December 18, 1997, the Company entered into a definitive agreement to sell 100% of the stock of Bliss Manufacturing, a wholly owned subsidiary for $31,250,000, subject to certain adjustments. The Company expects the entire proceeds from the sale of Bliss Manufacturing to be applied to the retirement of substantially all of its debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and amounts necessary to fund future tax obligations arising from the gain on the sale of Bliss Manufacturing. It is anticipated that this transaction will close by the end of the second fiscal quarter of 1998. Accordingly, debt to be retired from the proceeds of the sale has been classified as current.

At September 30, 1997, the Company was in violation of the financial covenants under its credit agreement and was experiencing increasing liquidity problems. The Company's deteriorating cash position was a significant factor that led to the decision to sell Bliss Manufacturing. In December 1997, the Company obtained waivers from its lenders with respect to the covenant violations and received $2,000,000 in a special term loan that accrues interest at a rate of prime plus 2.0%, to be paid monthly. The maturity date of this agreement is the earlier of the receipt of the Bliss Manufacturing sale proceeds or March 31, 1998. Additionally, a fee with respect to the special term loan of $80,000 will be paid on such date that the special term loan is paid in full. Additionally , the Company received additional financing of $1,200,000 upon the filing of its fiscal 1997 tax return, which was filed in January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

In November 1996, the Company made an annual principal payment of $1,666,666 on the unsecured, 9.86%, seven year private placement term notes, leaving a balance of $1,666,667 as of December 31, 1997, with the final payment due date extended until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

The Australian Unsecured Demand Authorization, payable on demand or February 28, 1997, was extended until the earlier of March 31, 1998 or upon the receipt of proceeds from the sale of Bliss Manufacturing. An extension was also obtained in April 1997 for the bank credit facility utilized by the Netherlands operation. The facility, originally payable in March 1997, is now available until the earlier of March 31, 1998 or upon receipt of proceeds from the sale of Bliss Manufacturing.

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


PART II - OTHER INFORMATION

Item 5.  Other Information - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HMI Industries Inc.
                                                 ----------------------
                                                     (Registrant)

Date:    February 16, 1998                       \s\ Mark A. Kirk
         -----------------                       ----------------------
                                                 President and Chief
                                                 Financial Officer