Form 10-K/A
period 1997-09-30
HMI INDUSTRIES INC
filed 1998-03-11
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A3
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997      Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 36-1202810
  (State or other jurisdiction of             (IRS Employer Identification No.)
 Incorporation or  organization)

 3631 Perkins Avenue, Cleveland, Ohio                      44114
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 432-1990

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes   X   No
                           -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on March 6, 1998 was approximately $9,465,990.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 6, 1998
 --------------------------------------   --------------------------------------
 Common stock, $1 par value per share                  5,033,996

                       Documents Incorporated by Reference

The following documents are incorporated by reference in this Form 10-K.

None

Index to Exhibits is found on page  60.        This report consists of 61 pages.
================================================================================

TABLE OF CONTENTS
-----------------

PART I.                                                                                                     Page
-------                                                                                                  ---------

Item 1.             Business
(a)                   General Development of Business .........................................              3
(b)                   Financial Information About Industry Segments ...........................              4
(c)                   Narrative Description of Business .......................................              4
                        Consumer Goods ........................................................              4
                        Manufactured Products .................................................              5
                          Metal Stamping and Metal Formed Tubing ..............................              6
                          Tools, Dies and Specialty Machinery .................................              6
                        Employees .............................................................              6
                        Environmental Policies and Controls ...................................              7
                        Methods of Production and Raw Materials ...............................              7
(d)                   Financial Information About Foreign and Domestic
                        Operations and Export Sales ...........................................              7
                      Executive Officers of the Registrant ....................................              7
Item 2.             Properties ................................................................              9
Item 3.             Legal Proceedings .........................................................              9
Item 4.             Submission of Matters to a Vote of Security Holders .......................             10

PART II.
--------

Item 5.             Market for Registrant's Common Equity and Related
                      Stockholder Matter ......................................................             10
Item 6.             Selected Financial Data ...................................................             11
Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................             12
Item 8.             Financial Statements and Supplementary Data ...............................             17
Item 9.             Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .....................................             17

PART III.
---------

Item 10.            Directors and Executive Officers of Registrant ............................             17
Item 11.            Executive Compensation ....................................................             20
Item 12.            Security ownership of Certain Beneficial Owners and
                      Management ..............................................................             27
Item 13.            Certain Relationships and Related Transactions ............................             29

PART IV.
--------

Item 14.            Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K ................................................................             30

                    SIGNATURES ................................................................             31
                    INDEX TO FINANCIAL STATEMENTS .............................................             32
                    INDEX TO EXHIBITS .........................................................             60

PART I.
-------

Item 1.  Business
-----------------

(a)  General Development of Business
     -------------------------------

HMI Industries Inc. (the "Company" or "registrant") was known as Health-Mor Inc. until January 1995. The Company was reorganized in 1968 as a Delaware corporation, succeeding an Illinois corporation originally formed in 1928. In 1997, the business of the Company was carried out through two primary divisions. The Consumer Goods Division manufactures and sells floor care and air filtration products, primarily portable bagless vacuum cleaners sold under the trade names "Filter Queen", "Princess", "Majestic" and "Empress", central vacuum cleaning systems sold under the trade names "Vacu-Queen" and "Majestic II". Portable room air cleaners are sold under the trade name "Defender" and carpet cleaning systems under the trade name "Easy Way" are both sold and leased. This division also sells needle-free insulin injectors under the "AdvantaJet" name. The operations of the Consumer Goods Division are carried on through the operations at the Perkins Avenue facility in Cleveland, Ohio, and the following wholly-owned subsidiaries: HMI Incorporated (incorporated in Ontario, Canada); Home Impressions Inc. (incorporated in Delaware);; Health-Mor International, Inc., which meets the qualifications under the Internal Revenue Code as a foreign sales corporation (incorporated in the U.S. Virgin Islands); Health-Mor Acceptance Corporation (incorporated in Delaware); HMI Acceptance Corporation (incorporated in Ontario, Canada); and Health-Mor Acceptance PTY Ltd. (incorporated in Sydney, Australia). Health-Mor Personal Care Corp. (incorporated in Delaware) is 85% owned by the registrant.

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

 (b)     Financial Information About Industry Segments
         ---------------------------------------------

As of September 30, 1997, the Company's continuing operations consist of a single operating segment: the Consumer Goods Division. See Note 12 (Business Segments) of the Notes to the Consolidated Financial Statements found on page 55 for further information.

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

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

Financial information relating to foreign and domestic operations for the years ended September 30, 1997, 1996 and 1995 are set forth in Note 12 (Business Segments) of the Notes to Consolidated Financial Statements found on page 55.

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

Kevin Dow, Vice President-Corporate Services and Assistant Treasurer, is the first cousin of Barry L. Needler, Vice Chairman and a director.

Item 2. Properties
------------------

The following table sets forth by industry segment, the location, character and size (in square feet) of the real estate used in the operations of the Company and its subsidiaries at September 30, 1997:

                                                                                          SQUARE       FEET
                                                                                     --------------------------------
LOCATION                                               CHARACTER                        OWNED             LEASED
---------------------------------------------------    ------------------------      ------------      --------------
CONSUMER GOODS DIVISION
  United States of America
  ------------------------
  Cleveland, Ohio                                      Office, Plant &                   210,000
                                                       Warehouse
  Bradley, Illinois (1)                                Office & Warehouse                  7,516

  Canada
  Mississauga, Ontario                                 Office & Warehouses                                    46,772
  Dorval, Quebec                                       Office & Warehouse                                      4,762
  Calgary, Alberta                                     Office & Warehouse                                      4,500
  Surrey, British Columbia                             Office & Warehouse                                      4,100
  Edmonton, Alberta                                    Office & Warehouse                                      2,049
  Vancouver, British Columbia                          Office & Store                                          2,292
  Burlington, Ontario                                  Office & Store                                          1,100

MANUFACTURED PRODUCTS DIVISION
Tools, Dies & Specialty Machinery (1)
-------------------------------------
  Charlottetown, Prince Edward Island                  Office, Plant &                    19,000
                                                       Warehouse

Metal Stamping and Metal Formed Tubing (1)
------------------------------------------
  Newton Falls, Ohio                                   Office, Plant &                   400,000
                                                       Warehouse
  Youngstown, Ohio                                     Office, Plant &                   150,000
                                                       Warehouse
(1) Included in Assets Held for Sale

Item 3.  Legal Proceedings
-------  -----------------

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against HMI Industries Inc and one of Health Mor B.V.'s Managing Directors, Kevin Dow, on or about December 3, 1997, in bankruptcy case asserting that HMI Industries Inc and Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. HMI Industries Inc believes the Receiver's claims against HMI are without merit and will vigorously oppose the Receiver.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable

PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

The common stock of the Company is listed and traded on the NASDAQ Stock Market under the symbol HMII. As of September 30, 1997, there were approximately 253 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of the Company's common stock on the Nasdaq Stock Exchange for the years ended September 30, 1997 and 1996, are as follows:

1997
                                 High                             Low                          Dividend
                         ----------------------          ----------------------          ----------------------

            1st Quarter             6 3/4                          4 3/4                        $ .0000
            2nd Quarter             8 1/8                          5 1/8                        $ .0000
            3rd Quarter             7 5/8                          4 7/8                        $ .0000
            4th Quarter             6 1/4                          3 7/8                        $ .0000

1996
                                 High                             Low                          Dividend
                         ----------------------          ----------------------          ----------------------
            1st Quarter            15                             11 1/4                        $ .0875
            2nd Quarter            12 1/4                          7 3/4                        $ .0875
            3rd Quarter             8 3/4                          7                            $ .0875
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

Item 6. Selected Financial Data
-------------------------------

                                                1997              1996               1995             1994               1993
                                            --------------    -------------     -------------    -------------      -------------
Net Revenue From Continuing Operations     $    50,490,250   $   59,548,908    $   62,785,302    $   52,759,037   $    44,224,939
Operating Costs and Expenses               $    68,603,306   $   63,882,184    $   60,509,044    $   50,539,058   $    41,416,946
Other Income (Expense), net                $   (2,650,313)   $  (4,272,428)    $  (1,282,491)    $  (1,080,894)   $   (1,080,413)
Income (loss) Before Discontinued
  Operations  Before Taxes                 $  (20,763,369)   $  (8,605,704)    $      993,767    $    1,139,085   $     1,727,580
Income (loss) Margin Before Discontinued
  Operations Before Taxes                           (41.1%)          (14.5%)              1.6%              2.2%              3.9%
Income Taxes (benefits)                    $   (7,285,949)   $  (2,838,259)    $    (614,791)    $     (69,510)   $       145,512
Income Tax Rate                                      35.1%            33.0%             69.1%              6.1%              8.4%
Income (loss) before Discontinued
  Operations                               $  (13,477,420)   $  (5,767,445)    $    1,608,558    $    1,208,595   $     1,582,068
Income (loss) Margin Before Discontinued
  Operations                                       (26.7%)           (9.7%)              2.6%              2.3%              3.6%
Income (loss) From Discontinued
  Operations                               $     2,347,039   $  (1,965,815)    $    3,833,317    $    3,422,894   $     3,287,695
Loss on Disposal                           $   (5,519,684)   $  (2,280,844)    $          ---    $          ---   $           ---
Cumulative Effect-
    Change of Accounting for Income
    Taxes                                  $           ---   $          ---    $          ---    $      719,016   $           ---
Net Income (loss)                          $  (16,650,065)   $ (10,014,104)    $    5,441,875    $    5,350,505   $     4,869,763
Net Income (loss) Margin                           (33.0%)          (16.8%)              8.7%             10.1%             11.0%
Per Share Data:
Income (loss) Before Discontinued
  Operations                               $        (2.72)   $       (1.18)    $          .33    $          .25   $           .33
Income (loss) From Discontinued
  Operations                               $           .47   $        (.40)    $          .79    $          .70   $           .68
Net Income (loss)                          $        (3.36)   $       (2.04)    $         1.12    $         1.09   $          1.01
Cash Dividends                             $          .000   $         .263    $         .346    $         .324   $          .301
Weighted Average Number of Common
  Shares Outstanding                             4,956,276        4,912,135         4,876,599         4,888,395         4,851,192

Total Assets                               $    55,390,133   $   92,511,124    $   85,191,635    $   78,642,212   $    65,102,797
Long-Term Debt                             $       762,777   $   22,334,613    $   14,050,715    $   13,176,973   $     8,800,956
Stockholders' Equity                       $    14,551,505   $   30,882,960    $   40,350,913    $   37,901,982   $    34,442,194
Book Value Per Share                       $          2.94   $         6.29    $         8.27    $         7.75   $          7.10
Working Capital                            $     3,793,541   $   24,981,647    $   23,771,993    $   22,941,184   $    18,189,328

Ratio of Current Assets to Current                    1.10             1.77              1.91              1.99              1.90
  Liabilities
Percent of Earnings on Average
  Stockholders' Equity                             (73.3%)          (28.1%)             13.9%             14.8%             14.8%
Percent of All Dividends to Net Income                 ---          (12.9%)             31.0%             29.7%             30.0%
Stock High                                           8 1/8               15                17            19 1/8            13 3/4
Stock Low                                            3 7/8            4 3/4            13 1/4            11 1/4             5 5/8
Average Annual Price to Earnings Ratio               (1.8)            (4.8)              13.5              13.9               9.6
Average Annual Dividend Yield                          ---             2.7%              2.3%              2.1%              3.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS
1997 COMPARED WITH 1996

NET PRODUCT SALES- Net product sales for the year ended September 30, 1997 decreased by $8,942,000 or 15.2% as compared to fiscal 1996. The decrease in sales is due primarily to declines in North America and Asia. Weak sales in North America were attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Discussions with the HMI North American distributors revealed that inventories were high at their level due to over ordering spurred by generous credit terms from the Company. This had eroded liquidity in the Distribution Network and created a need for an inventory correction. The Company has adopted a cash only credit policy for North American distributors, which may depress sales in the near term, but over time, should strengthen the health of the distribution network. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies. Sales gains in a strong European market continued their favorable trend.

FINANCING REVENUE AND OTHER INCOME- Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT- Gross Profit, exclusive of financing revenues, for fiscal 1997 was $13,869,000 or 27.8% as compared to 1996 gross profit of $20,574,000 or 35.0%.
Gross profit was adversely affected by lower volume, quality problems, and operational inefficiencies. Additionally, non-recurring charges of $1,084,000 were taken to write-off unused barter credits and tooling related to a discontinued product line. Initiatives were begun in the fourth quarter of 1997 to strengthen business processes, reduce costs, and improve quality.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative costs increased by $6,958,000 from fiscal 1996 to fiscal 1997. An additional bad debt expense taken of $4,659,000 was a major factor in the increased SG&A costs. As previously discussed, deteriorating liquidity in the North American distribution network and extended credit terms created a customer base with the inability to pay outstanding debt. This has caused the Company to enter into agreements with certain distributors that will result in collected balances of substantially less than 100%. On January 1, 1998, the Company implemented a cash basis policy for North American distributors that may depress sales temporarily, but over time, should improve the Company's liquidity and strengthen the fiscal health of the North American Distribution Network. The Company believes that accounts receivable, after the reserve for uncollectable accounts, are reflected at their net realizable value.

Severance charges related to the termination of Kirk W. Foley (See Note 14 to the Consolidated Financial Statements) of approximately $2,000,000 also led to the increase in SG&A in addition to expenses incurred in March 1997 for the settlement of multiple lawsuits in Alabama for $294,000. These lawsuits were based upon a variety of tort claims covered by a confidentiality agreement. Adjusted for these charges, selling, general and administrative expenses would have decreased by approximately $1,200,000.

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

INCOME TAXES - The effective tax rate for fiscal 1997 is 35.1 % compared to 33.0% in 1996.

YEAR 2000 - Customary computer programming changes, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Company has performed a detailed review and assessment of the impact of the Year 2000 issue on its continuing operations. In connection with this review, the Company has determined that the remaining costs to be incurred to address the Year 2000 issue subsequent to September 30, 1997 will not have a material impact on the Company's future operating results, financial condition, or cash flows. During fiscal 1997 and 1996, the Company implemented new information systems throughout its continuing operations which are Year 2000 compliant. The Company's remaining Year 2000 issue activities consist of replacing a minimal amount of older personal computer equipment and investigating the status of Year 2000 compliance for its major suppliers. While the Company is beginning to consider that inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Bliss Tubular and Tube-Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. The Company recorded a pretax estimated loss on disposal of the assets of Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $1,937,200 during fiscal 1997. In August 1997, the Company sold the assets of Bliss Tubular to H-P Products and recorded a pretax loss on the sale of those assets of $1,524,000. As of September 30, 1997, the Company reported Bliss Manufacturing, its metal fabrication and stamping business, as a discontinued operation. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and net operating results of these discontinued operations. Income Statements for periods prior to the dates of discontinuance have been restated to reflect continuing operations. The Company's steam cleaning business, Household Rental Systems, reported as a discontinued operation in fiscal 1996, recorded an additional loss on disposal of $2,651,000 in fiscal 1997. At the time of the filing of the Fiscal Year 1996 10-K, the Company had a letter of intent to purchase Household Rental Systems for $3.2 million. Subsequently, the deal could not be completed as the acquiring company could not complete its financing and has since filed for bankruptcy. When the Company went back into the market to sell Household Rental Systems, there was a significant diminution in the market price, despite positive results in the operations. In November 1997, the Company received two signed letters of intent regarding the planned sale of this business. The current offers, as described in the letters of intent, are substantially lower. As a result, the assets were further written down to recognize this impairment. Management anticipates that the sale of this business will be completed in early 1998. Sales applicable to the discontinued operations as of September 30, 1997 and September 30, 1996 were $75,151,642 and $65,771,728, respectively.

Bliss Manufacturing, the major entity of the Manufactured Products Segment, had sales of $61,813,000 for the fiscal year ended September 30, 1997, an increase of $14,654,000 or 31.1% for the comparable period. Gross profit was 13.2% for the fiscal year 1997 compared to 16.5% for the fiscal year ended September 30, 1996. Gross profit was lower due to a change in product mix and incurrence of higher material and conversion costs that could not be passed through to customers. Selling, General, and Administrative expense was $3,959,900 for the year ended September 30, 1997, a decrease of $580,900 from the year ended September 30, 1996.

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

GROSS PROFIT - Gross profit, exclusive of financing revenues, for fiscal 1996 was $20,574,000 or 35.0% as compared to 1995 gross profit of $23,119,000 or 37.1%. Total gross profit was lower due to the decline in sales volume. The Consumer Goods operations moved into a new facility in March 1996, thus eliminating the cost of duplicate facilities incurred during the first six months of the year. Additionally, scheduling and process changes were made, within the operations, in an effort to reduce production inefficiencies.

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

DISCONTINUED OPERATIONS - The Company adopted a plan to exit its direct sales business in Mexico and to sell the Canadian Household Rental Systems operation. Accordingly, the results of these operations were reported as discontinued operations. The Company recorded a loss on the disposal of Mexico of $1,481,000 primarily comprised of the currency devaluation which was previously reflected as a component of equity offset by a U.S. tax benefit of the loss on the Company's investment in the Mexican operation. An $800,000 charge was recorded in fiscal 1996 on the disposal of the steam cleaning business in order to record the assets of this operation at their estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at September 30, 1997 was $3,793,500 compared to the September 30, 1996 balance of $24,982,000, principally as a result of the Company's long-term debt being classified as current on the September 30, 1997 consolidated balance sheet. On December 18, 1997, the Company entered into a definitive agreement to sell 100% of the stock of Bliss Manufacturing, a wholly owned subsidiary for $31,500,000, subject to certain adjustments. The Company expects the entire proceeds from the sale of Bliss Manufacturing to be applied to the retirement of substantially all of its debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and amounts necessary to fund future tax obligations arising from the gain on the sale of Bliss Manufacturing. It is anticipated that this transaction will close by the end of the second fiscal quarter of 1998. Accordingly, debt to be retired from the proceeds of the sale has been classified as current.

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

At September 30, 1997, the Company was in violation of the financial covenants under its credit agreement and was experiencing increasing liquidity problems. The Company's deteriorating cash position was a significant factor that led to the decision to sell Bliss Manufacturing. In December 1997, the Company obtained waivers from its lenders with respect to the covenant violations and received $2,000,000 in a special term loan that accrues interest at a rate of prime plus 2.0%, to be paid monthly. The maturity date of this agreement is the earlier of the receipt of the Bliss Manufacturing sale proceeds or March 31, 1998. Additionally, a fee with respect to the special term loan of $80,000 will be paid on such date that the special term loan is paid in full. Additionally , the Company expects to receive additional financing of $1,200,000 upon the filing of its fiscal 1997 tax return, which is expected to be filed in early January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Reference is made to the Index to Financial Statements included on page 32 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

PART III.
---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(A) DIRECTORS

The following information is presented regarding the name, age, business experience, term of office, positions with HMI Industries Inc. ("the Company") and legal proceedings for each of the directors of the Company.

CLASS C DIRECTORS: NOMINEE FOR ELECTION AT THE 1998 ANNUAL SHAREHOLDERS' MEETING TO SERVE FOR A THREE-YEAR TERM EXPIRING IN THE YEAR 2001

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

Barry L. Needler, age 49, became a Director of the Company in 1989. Mr. Needler is a private investor. Since 1991 he has been President and Chief Executive Officer of Steeplechase Corp. and Reldeen Ltd., investment holding companies, and since 1990 he has been President and Chief Executive Officer of Fairway, Inc., a personal holding company for business investments.

CLASS A DIRECTORS: (CONTINUING) TERM EXPIRING IN 1999

Moffat Dunlap, age 56, became a Director of the Company in 1993. Mr. Dunlap has held a license in the real estate industry since 1962 and has been President of Moffat Dunlap Real Estate Limited (real-estate broker for residential estates) since 1972.

Grace McCarthy, age 70, became a Director of the Company in 1993. Mrs. McCarthy is a former Deputy Premier of the Province of British Columbia. She served as the leader of the B.C. Social Credit Party in 1993 and 1994. She served as a Member of the Legislature for British Columbia for 26 years, retiring in 1991. She has served as a Cabinet Minister holding various portfolios including Economic Development, Tourism, Human Resources, Fish and Wildlife and Provincial Secretary. Mrs. McCarthy has submitted a letter of resignation to the Board, to be effective as of the Annual Meeting.

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

(B) EXECUTIVE OFFICERS

For information regarding the Executive Officers of the registrant, please see the list of Executive Officers following Part I of this Report on Form 10-K.

(C) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and owners of more than 10% of the Company's common stock file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and the Nasdaq Stock Market and to furnish the Company with a copy of all such reports they file

Based solely on a review of the copies of such forms the Company has received, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended September 30, 1997, except for the following: Kirk Foley, an executive officer and director, failed to file a Form 4 for January 1997 reporting the vesting of 24,390 shares of phantom stock and the grant of an employee stock option to purchase 20,000 shares of

Common Stock; and Michael Harper and Robert M. Benedict, Jr., each an executive officer of the Company, were each late in filing Form 5 relating to the grant of employee stock options to purchase 15,000 shares of Common Stock.

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

                           SUMMARY COMPENSATION TABLE

                                                                              All Other
                                          Annual Compensation         Long Term Compensation (5)            Compensation (8)
                                    --------------------------------  -------------------------------       ----------------
                                                                                  Awards
                                                        Other Annual Restricted   Stock      Phantom
        Name and                                        Compensation  Stock ($)  Options(#)  Stock ($)
  Principal Position          Year  Salary(1) Bonus (2)    ($)(3)       (4)        (6)         (7)
----------------------------  ----  --------- ---------    -------    ------     -------   ----------
James R. Malone (9)           1997  $277,642        $0                 $75,000     76,500           $0              $0
Chairman and Chief Executive  1996         -         -            -          -          -            -               -
Officer since May 1997        1995         -         -            -          -          -            -               -

Kirk W. Foley (10)            1997  $451,667        $0     $127,200         $0     20,000           $0          $3,956 (11)
President & Chief             1996  $449,802        $0     $182,613         $0     20,000           $0          $5,549 (11)
Executive Officer to May 1997 1995  $368,316  $382,121      $96,155         $0     40,000   $1,734,375          $4,790 (11)

Chuck Ellens (12)             1997  $324,066        $0      -               $0          0           $0              $0
Vice President,  Sales and    1996  $344,878        $0      -               $0          0           $0            $685
Marketing                     1995  $499,305        $0      -               $0          0           $0            $775

Mark A. Kirk (13)             1997  $204,333        $0      -         $200,000     75,000           $0        $108,040 (14)
President, Chief Operating    1996         -         -      -                -          -            -               -
Officer & Chief Financial     1995         -         -      -                -          -            -               -
Officer

Carl H. Young, III (15)       1997  $204,333        $0      -         $200,000     75,000           $0              $0
Executive Vice President and  1996         -         -      -                -          -            -               -
General Counsel               1995         -         -      -                -          -            -               -

Kevin Dow                     1997  $130,400        $0      -               $0          0           $0              $0
Vice President, Corporate     1996  $130,400        $0      -               $0          0           $0            $685
Services & Assistant          1995  $126,300   $71,875      -               $0          0           $0            $775
Treasurer

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

(4) Reflects the fair market value of grants of restricted stock on the dates of grant. Mr. Kirk and Mr. Young each received an award of 20,000 shares of restricted stock which vested on February 1, 1998. Messrs. Malone, Kirk and Young each received an award of 25,000 shares of restricted stock which vested in equal amounts of 12,500 shares on October 1, 1997 and January 1, 1998. Subsequently, Messrs. Malone, Kirk and Young each surrendered to the Company the 12,500 shares of stock vesting on October 1, 1997. The value of these shares was not included in the value of the restricted stock awards in the table above. The value of the shares, which were still restricted at September 30, 1997, including the shares subsequently surrendered, was $603,750. No dividends have been paid on the shares awarded in the above table because no dividends have been declared by the Company since those shares were awarded.

(5) Reflects the number of shares of Common Stock of the Company covered by stock options granted during the year, and the fair market value on the date of grant of phantom stock and restricted stock. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.

(6) The Company maintains plans under which stock options may be awarded. The Company does not, however, make "long term compensation awards" as that term is used in applicable Commission rules, because the amount of Company incentive awards is not measured by performance of the Company over longer than a one-year period.

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

--------------------------------------------------------------------------------

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


                                 NUMBER OF SHARES OF
                               COMMON STOCK UNDERLYING                      VALUE OF UNEXERCISED
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

--------------------------------------------------------------------------------

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

In 1996, the Company entered into a consulting agreement with Ivan Winfield, a director of the Company, for services relating to issues involving the capital structure of the Company, proposed acquisitions and divestitures, oversight of the Company's capital structure, cash flow, debt management, long term corporate planning and such other matters as may be required by the Chief Executive Officer. Mr. Winfield was paid $12,500 per month for his services from October 1996 through March 1997, and $6,250 per month from April through September 1997. A total of $112,500 was paid to Mr. Winfield in 1997 under this consulting agreement. This agreement was terminated at the end of November 1997.

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

(E) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL ARRANGEMENTS

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

Compensation of the Chief Executive Officer

Mr. Foley's compensation was paid pursuant to his employment agreement with the Company, which was approved by the Company's stockholders at the 1995 annual meeting. In fiscal year 1997, Mr. Foley was paid total salary of $396,850. No bonus relating to calendar year 1997 was earned.

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

Mr. Foley's employment with the Company was terminated by the Board on May 13, 1997. See "Certain Relationships and Related Transactions" elsewhere in this report for information regarding the settlement entered into by the Company with Mr. Foley in connection with the termination of his employment.

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


                COMPARISON OF 5-YEAR CUMULATIVE RETURN AMONG THE
               COMPANY, PEER GROUP INDEX AND NASDAQ MARKET INDEX

                                   [GRAPHIC]


----------------------- --------- --------- --------- -------- --------- -------
                          1992      1993      1994     1995      1996    1997
----------------------- --------- --------- --------- -------- --------- -------
HMI INDUSTRIES INC.         $100      $227      $236     $253      $125     $97
----------------------- --------- --------- --------- -------- --------- -------
NASDAQ MARKET INDEX         $100      $130      $138     $167      $195    $265
----------------------- --------- --------- --------- -------- --------- -------
PEER GROUP INDEX            $100      $143      $160     $160      $197    $236
----------------------- --------- --------- --------- -------- --------- -------

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the names and share ownership as of March 2, 1998 of those persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the Company's outstanding Common Stock based upon information furnished to the Company by such person. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.

Amount and
Name and Address of                        Nature of
Beneficial Owners                          Beneficial                Percent of
as of January 16, 1998                     Ownership                Common Stock
--------------------------------------------------------------------------------

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

(B) SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 2, 1998, information concerning the number of shares of Common Stock beneficially owned by each nominee individually, each named executive officer, and by all executive officers and directors as a group. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)


-------------------------------------------------------------------------------------------------------------------
                                       Direct              Exercisable
Name of Beneficial Owner              Ownership            Options (2)               Total            Percent (3)
------------------------              ---------            -------                   -----            -------
Robert J. Abrahams                          28,175                20,250                 48,425          *
Donald L. Baker                            143,536 (4)            20,250                163,786          3.24%
Kevin Dow (5)                               17,075                     0                 17,075          *
Moffat Dunlap                                    0                20,250                 20,250          *
Chuck Ellens                                16,350 (6)                 0                 16,350          *
Kirk W. Foley                              555,016 (7)            80,000                635,016         12.42%
Mark A. Kirk                                32,500                75,000                107,500          2.10%
James R. Malone                             12,500                76,500                 89,000          1.74%
Grace McCarthy                               1,100 (8)            20,250                 21,350          *
John S. Meany, Jr.                         356,104 (9)            20,250                376,354          7.45%
Barry L. Needler (5)                     1,860,000 (10)            9,000              1,869,000         37.06%
Frank M. Rasmussen                               0                11,250                 11,250          *
Ivan Winfield                                2,800               104,500                107,300          2.09%
Carl H. Young, III                          32,500                75,000                107,500          2.10%
All Executive Officers and
Directors as a Group                     3,057,656               532,500              3,590,156         64.50%
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

The settlement transaction with Mr. Foley closed on January 8, 1998. It entailed a transfer of the Tube-Fab Ltd. shares to Mr. Foley; Mr. Foley's payment of $303,000 to the Company; cancellation of the Company's $800,000 severance obligation; an assumption of the $486,750 ($518,000 less a $31,250 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his Company Common Stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by the Company, which had a remaining lease obligation of approximately $1,050,000 over 8 1/2 years.

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

As part of the negotiations to settle the obligations under Mr. Kirk Foley's employment agreement and to avoid litigation regarding disputes as to the amount of these obligations, certain related party receivables aggregating $743,000 were forgiven and accordingly written off in the third and fourth quarters of fiscal 1997. These receivables consisted of $292,200 advanced by the Company in 1989 to three companies which were controlled by two directors of the Company (Mr. Foley and Mr. Larry Needler), $334,100 loaned by the Company in 1997 to Amherst Tanti U.S. Inc., a corporation owned by an officer of the Company (Mr. Foley), and $116,700 relating to other employee receivables.

As an inducement to retain the continued services, following the sale of Bliss Manufacturing (as discussed in Note 1 of the Notes to the Consolidated Financial Statements), of certain key executives and individuals employed by the Company, the Company entered into separate agreements in October 1997 with such executives and individuals to provide for the payment of bonuses upon the consummation of the sale and severance allowances in the event of a termination of employment as a result of a change of control of the Company (as defined in such agreements). The amount of the bonuses to be awarded varies by individual and is dependent on the amount of the purchase price ultimately received in the sale of Bliss Manufacturing by the Company. The current executive officers of the Company, Messrs. Malone, Kirk and Young will each receive stay bonuses in the amount of $300,000 (less applicable withholding taxes) upon the consummation of the sale pursuant to the terms of such agreements.

Refer to Item 11 in this Report on Form 10-K for additional transactions.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report.

         1. FINANCIAL STATEMENTS - Reference is made to the Index To Financial Statements, included as page 32 of this report.

         2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Index To Financial Statements, included as page 32 of this report.

         3. EXHIBITS - Reference is made to the Index To Exhibits, included as page 60 of this report.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of 1997.

(c) Exhibits Reference is made to the Index To Exhibits, included as page 60 of this report.

(d) Financial Statement Schedules - Reference is made to the Index To Financial Statements, included as page 32 of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HMI INDUSTRIES INC.
                                  (Registrant)

                                  by   /s/ Michael Harper
                                       -----------------------------------
                                       Michael Harper
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer
                                       March 9, 1998

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

                                             /s/ Mark A. Kirk
-----------------------------------------    ---------------------------------------     ---------------------------------------
James R. Malone                              Mark A. Kirk                                Frank Rasmussen
Chairman of the Board, Chief Executive       President, Chief Operating Officer,         Director
Officer and Director                         Chief Financial Officer and Director        March 9, 1998
March 9, 1998                                March 9, 1998


                                             /s/ Grace McCarthy
-----------------------------------------    ---------------------------------------     ---------------------------------------
Robert J. Abrahams                           Grace McCarthy                              Ivan Winfield
Director                                     Director                                    Director
March 9, 1998                                March 9, 1998                               March 9, 1998


/s/ Donald L. Baker                          /s/ John S. Meany, Jr.
-----------------------------------------    ---------------------------------------
Donald L. Baker                              John S. Meany, Jr.
Director                                     Director
March 9, 1998                                March 9, 1998


/s/ Moffat Dunlap                            /s/ Barry L. Needler
-----------------------------------------    ---------------------------------------
Moffat Dunlap                                Barry L. Needler
Director                                     Director
March 9, 1998                                March 9, 1998

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                                                             PAGE
                                                                                                             ----

Report of Management                                                                                          33

Report of Independent Accountants
---------------------------------
  For the years ended September 30, 1997, 1996 and 1995 ...........................                           34

Financial Statements
--------------------
  Consolidated Balance Sheets for the years ended September 30, 1997
    and 1996 ......................................................................                           35

  Consolidated Statements of Income for the years ended September 30,
    1997, 1996 and 1995 ...........................................................                           36

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1997, 1996 and 1995 .............................................                           37

  Consolidated Statements of Cash Flows for the years ended September
    30, 1997, 1996 and 1995 .......................................................                           38

  Notes to Consolidated Financial Statements ......................................                         39-58

FINANCIAL STATEMENT SCHEDULE:  II - Valuation and Qualifying Accounts and Reserves                            59

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

                                    /s/ Mark A. Kirk
                                    --------------------------------------------
                                    President, Chief Operating Officer and Chief
                                    Financial Officer

                                    /s/ Michael Harper
                                    --------------------------------------------
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders, HMI Industries Inc.


We have audited the consolidated financial statements and the financial statement schedule of HMI Industries Inc. and its subsidiaries listed in the index on page 32 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its prior year consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company intends to retire substantially all of its outstanding debt with the expected proceeds from the sale of its subsidiary Bliss Manufacturing Company.

/s/  Coopers & Lybrand, L.L.P.
Cleveland, Ohio
December 29, 1997

                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,      September 30,
                                                                                     1997                1996
                                                                                --------------      -------------
ASSETS                                                                                               (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    239,797       $    472,408
  Trade accounts receivable (net of allowance of $5,512,063 and $2,439,406)        10,357,999         26,252,884
  Finance contracts receivable                                                        496,044          2,224,480
  Notes receivable                                                                    228,414            560,884
  Inventories:
    Finished goods                                                                  2,438,282          6,943,970
    Work-in-progress, raw material and supplies                                     1,714,576         11,420,627
  Income tax receivable                                                             3,373,898          1,463,000
  Deferred income taxes                                                             8,239,080          1,772,129
  Prepaid expenses                                                                    123,099          1,985,276
  Other current assets                                                                 83,307                  -
  Net assets held for sale at realizable value                                     14,658,322          4,228,059
                                                                                 ------------       ------------
      Total current assets                                                         41,952,818         57,323,717
                                                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  6,194,868         15,717,653
                                                                                 ------------       ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                             -            334,123
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,534,511 and $3,092,432)                              5,777,440         12,636,147
  Deferred income taxes                                                                     -          1,499,600
  Unamortized trademarks                                                              339,823            312,775
  Finance contracts receivable (less amounts due within one year)                     992,090          4,449,628
  Other                                                                               133,094            237,481
                                                                                 ------------       ------------
      Total other assets                                                            7,242,447         19,469,754
                                                                                 ------------       ------------
      Total assets                                                               $ 55,390,133       $ 92,511,124
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                 $    480,822       $  3,132,975
  Trade accounts payable                                                            6,939,040         17,785,859
  Income taxes payable                                                              2,149,163            734,605
  Accrued expenses and other liabilities                                            8,125,620          7,202,990
  Long-term debt due within one year                                               20,464,632          3,485,641
                                                                                 ------------       ------------
     Total current liabilities                                                     38,159,277         32,342,070
                                                                                 ------------       ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                   762,777         22,334,613
  Postretirement benefits other than pensions                                               -          3,749,000
  Deferred income taxes                                                               573,613            192,372
  Other                                                                             1,342,961          3,010,109
                                                                                 ------------       ------------
      Total long-term liabilities                                                   2,679,351         29,286,094
                                                                                 ------------       ------------

Commitments and contingencies (Note 11)
                                                                                            -                  -

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                   -                  -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                        5,295,556          5,295,556
  Capital in excess of par value                                                    8,050,212          7,686,944
  Unearned compensation, net                                                         (191,500)                 -
  Retained earnings                                                                 4,077,771         20,740,344
  Cumulative translation adjustment                                                (1,418,762)        (1,077,325)
                                                                                 ------------       ------------
                                                                                   15,813,277         32,645,519
  Less treasury stock 269,296 shares, at cost                                       1,261,772          1,762,559
                                                                                 ------------       ------------
      Total stockholders' equity                                                   14,551,505         30,882,960
                                                                                 ============       ============
      Total liabilities and stockholders' equity                                 $ 55,390,133       $ 92,511,124
                                                                                 ============       ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                                             1997               1996                1995
                                                                       ------------------------------------------------------
REVENUES:                                                                                     (Restated)         (Restated)
  Net product sales                                                      $ 49,878,534       $ 58,820,833       $ 62,228,698
  Financing revenue and other                                                 611,716            728,075            556,604
                                                                         ------------       ------------       ------------
                                                                           50,490,250         59,548,908         62,785,302
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                    36,009,821         38,247,052         39,110,004
  Selling, general and administrative expenses                             32,593,485         25,635,132         21,399,040
  Interest expense                                                          2,217,781          1,686,254          1,409,291
  Loss on investment in Holland-Electro
                                                                                    -          2,012,356                  -
  Other expenses                                                              432,532            573,818           (126,800)
                                                                         ------------       ------------       ------------
    Total expenses                                                         71,253,619         68,154,612         61,791,535
                                                                         ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (20,763,369)        (8,605,704)           993,767
Benefit for income taxes                                                   (7,285,949)        (2,838,259)          (614,791)
                                                                         ------------       ------------       ------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                              (13,477,420)        (5,767,445)         1,608,558
                                                                         ------------       ------------       ------------

Income (loss) from discontinued operations -
  Mexico (net of taxes of $-0-, $-0- and $496,000)
                                                                                    -         (1,428,183)          (235,838)
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)
                                                                              498,131         (1,082,502)          (388,233)
  Bliss Manufacturing (net of taxes of $1,323,395, $1,103,664
  and $3,075,442)                                                           2,159,224          1,655,497          4,613,163
  Bliss Tubular (net of taxes of $87,090, $119,901, and $20,746)             (142,094)          (179,851)            31,120
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $-0-)                          386,095             32,042           (132,796)
  Health-Mor Personal Care Corp. (net of taxes of $339,742,
   $641,878 and $36,066)                                                     (554,317)          (962,818)           (54,099)
                                                                         ------------       ------------       ------------
                                                                            2,347,039         (1,965,815)         3,833,317
                                                                         ------------       ------------       ------------
Loss on disposals-
  Mexico - Currency loss previously reflected as component of
   equity (net of taxes of $1,000,000)                                              -         (1,396,509)                 -
  Mexico                                                                            -            (84,335)                 -
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)           (2,651,209)          (800,000)                 -
  Bliss Tubular (net of taxes of $244,351, $-0-, and $-0-)                 (1,279,799)                 -                  -
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $-0-)                       (1,020,065)                 -                  -
  Health-Mor Personal Care Corp.  provision  for operating losses
  during phase-out period (net of taxes of $348,503, $-0- and $-0-)          (568,611)                 -                  -
                                                                         ------------       ------------       ------------
                                                                           (5,519,684)        (2,280,844)                 -
                                                                         ============       ============       ============
NET INCOME (LOSS)                                                        $(16,650,065)      $(10,014,104)      $  5,441,875
                                                                         ============       ============       ============

Weighted average number of shares outstanding                               4,956,276          4,912,135          4,876,599
                                                                         ============       ============       ============

PER SHARE OF COMMON STOCK:
  Income (loss) before discontinued operations                           $      (2.72)      $      (1.18)      $       0.33
  Income (loss) from discontinued operations                             $       0.47       $      (0.40)      $       0.79
  Loss on disposals                                                      $      (1.11)      $      (0.46)      $          -
                                                                         ============       ============       ============
  Net income (loss)                                                      $      (3.36)      $      (2.04)      $       1.12
                                                                         ============       ============       ============

Cash dividends per common share                                          $          -       $      0.263       $      0.346
                                                                         ============       ============       ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS SEPTEMBER 30, 1997, 1996 AND 1995

                                               Capital                             Cumulative       Treasury stock        Total
                                   Common     in Excess    Unearned    Retained    Translation   --------------------  Stockholders'
                                    Stock   of Par Value Compensation  Earnings     Adjustment    Shares     Amount      Equity
                                 ---------- ------------ ------------ ----------   -----------   --------- ----------- -----------

Balance at September 30, 1994,
  as reported                    $5,295,556  $7,223,367         ---  $30,111,101    ($869,016)    436,133 ($2,043,426) $39,717,582

  Adjustment for postretirement
   benefits   (See Note 1)                                            (1,815,600)                                       (1,815,600)

                                  ---------- ----------- -----------  ------------  -----------  --------- -----------  ------------
Balance at September 30, 1994,
  as restated                     5,295,556   7,223,367         ---    28,295,501    (869,016)    436,133  (2,043,426)   37,901,982

  Net income, as reported
                                                                        5,614,675                                         5,614,675

   Adjustment for postretirement
   benefits   (See Note 1)                                              (172,800)                                         (172,800)
   Cash dividends - $.345 per
share                                                                 (1,691,482)                                       (1,691,482)
  Treasury shares issued
                                                298,484                                          (41,607)     194,942       493,426
  Foreign currency translation
  adjustment                                                                        (1,794,888)                         (1,794,888)

                                  ---------- ----------- -----------  ------------  -----------  --------- -----------  ------------

September 30, 1995, as restated   5,295,556   7,521,851         ---    32,045,894   (2,663,904)   394,526  (1,848,484)   40,350,913

  Net loss, as reported                                               (9,334,042)                                       (9,334,042)

   Adjustment for postretirement
    benefits  (See Note 1)                                              (261,000)                                         (261,000)
    Adjustment for certain
    deferred costs   (See Note 1)                                       (419,062)                                         (419,062)
   Cash dividends - $.2625 per
   share                                                              (1,291,446)                                       (1,291,446)
  Treasury shares issued                        165,093                                          (18,340)      85,925       251,018
  Foreign currency translation
  adjustment                                                                         1,586,579                            1,586,579

                                  ---------- ----------- -----------  ------------  -----------  --------- -----------  ------------

SEPTEMBER 30, 1996, AS RESTATED   5,295,556   7,686,944         ---    20,740,344   (1,077,325)   376,186  (1,762,559)   30,882,960

  NET LOSS
                                                                     (16,650,065)                                      (16,650,065)
  TREASURY SHARES ISSUED                        363,268                  (13,288)                (106,890)    500,787       850,767
  UNEARNED COMPENSATION                                   (273,500)                                                       (273,500)
  EMPLOYEE BENEFIT STOCK                                     82,000                                                          82,000
  UNCLAIMED DIVIDENDS                                                         780                                               780
  Foreign currency translation
  adjustment                                                                         (341,437)                            (341,437)

                                  ========== =========== ===========  ============  ===========  ========= ===========  ============
BALANCE AT SEPTEMBER 30, 1997    $5,295,556 $ 8,050,212 $ (191,500)     4,077,771 $ (1,418,762)   269,296 $(1,261,772)$  14,551,505
                                  ========== =========== ===========  ============  ===========  ========= ===========  ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                      1997              1996               1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                (Restated)         (Restated)
  Net income (loss)                                                              $(16,650,065)      $(10,014,104)      $  5,441,875
  Adjustments to reconcile net income (loss) to net cash provided by (used)
    in operating activities:
        Depreciation and amortization                                               2,744,553          3,564,595          3,768,822
        Loss on disposal of discontinued operations                                 5,519,684          2,280,844                  -
        Provision for loss on asset write down                                        451,297                  -
        Provision for losses on receivables                                         6,069,937          1,069,509            641,562
        Amortization of stock awards, net                                             385,766                  -                  -
        Amortization of deferred non-compete agreement                                      -                  -            380,576
        Net increase in postretirement liability                                      488,000            435,000            288,000
        Deferred income taxes                                                      (4,683,948)          (701,049)          (169,123)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                              3,241,172         (2,668,671)        (5,916,069)
    Decrease (increase) in inventories                                              4,362,110         (2,139,794)        (2,191,579)
    Decrease (increase) in prepaid expenses                                         1,716,065            (20,741)          (429,965)
    Increase in other current assets                                                 (131,180)                 -                  -
    Increase (decrease) in accounts payable                                        (3,213,858)         7,016,530          3,301,638
    Increase (decrease) in accrued expenses and other liabilities                   4,208,023          1,015,940         (1,545,968)
    Decrease in income taxes payable                                                 (774,447)        (2,465,824)          (245,319)
    Other, net                                                                         74,895           (258,612)          (186,780)
                                                                                 ------------       ------------       ------------
            Net cash provided by (used) in operating activities                     3,808,004         (2,886,377)         3,137,670
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                      2,720,916            523,783                  -
  Capital expenditures                                                             (1,463,320)        (6,484,846)        (3,805,326)
  Collection of notes receivable                                                            -                  -                  -
                                                                                 ------------       ------------       ------------
            Net cash provided by (used) in investing activities                     1,257,596         (5,961,063)        (3,805,326)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                    38,491,000          7,795,616          4,117,324
  Payments of credit facility                                                     (40,166,603)                 -                  -
  Proceeds from mortgage                                                               55,077          2,214,923                  -
  Payment of long term debt                                                        (3,690,397)        (2,807,706)        (2,012,371)
  Proceeds from long term debt                                                         12,712          3,022,807                  -
  Dividends paid                                                                            -         (1,721,162)        (1,669,565)
  Proceeds from exercise of stock options                                                   -                  -            112,850
                                                                                 ------------       ------------       ------------
            Net cash provided by (used) in financing activities                    (5,298,211)         8,504,478            548,238
                                                                                 ------------       ------------       ------------

Effect of exchange rate changes on cash                                                     -            244,611                  -
                                                                                 ------------       ------------       ------------

Net decrease in cash and cash equivalents                                            (232,611)           (98,351)          (119,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        472,408            570,759            690,177
                                                                                 ============       ============       ============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    239,797       $    472,408       $    570,759
                                                                                 ============       ============       ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     ----------------------

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

     Reclassification
     ----------------

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

     Restatement
     -----------

During the fourth quarter of fiscal 1997, new management personnel discovered the fact that the basic labor agreement between Bliss Manufacturing and its employees provides hospitalization and life insurance benefits for eligible employees upon retirement. Upon discovery, an actuarial valuation was immediately performed which reflected an APBO of $4.1 million at September 30, 1997. Under the immediate recognition rules of FASB No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), management has recorded the actuarially determined liability of $4.2 million at September 30, 1997 and has restated its opening fiscal year 1995 retained earnings ($3.0 million accrued cost less $1.2 million tax impact) and its 1995 and 1996 results of operations for the respective years' FAS 106 expense of $385,000 and $541,000, respectively (net of "pay as you go" amounts previously included in the respective year's income statements of $97,000 and $106,000, respectively and net of taxes of $115,200 and $174,000, respectively). These adjustments reduced the Company's net income per share of common stock by $.03 and $.05 for 1995 and 1996, respectively.

In addition, certain other costs associated with the Company's Health-Mor Personal Care Corporation totaling approximately $698,000 ($419,000 net of taxes or $.09 per share of common stock), which were capitalized and deferred in fiscal 1996, to match such expenses with associated revenues to be generated in connection with the sale of the AdvantaJet needle-fee insulin injector, have been restated in the Company's financial statements to reflect the expensing of these costs in fiscal year 1996 rather than in fiscal year 1997 as previously reported.

     Foreign Currency Translation
     ----------------------------

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

     Use of Estimates
     ----------------

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

     Cash Equivalents
     ----------------

The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

     Allowance for Doubtful Accounts
     -------------------------------

On a periodic basis, the Company's management performs a review of potentially uncollectable trade accounts receivable to provide its best estimate of the net realizable value of the receivables. This review consists of a detailed specific customer analysis and a focus on aging categorization, days sales outstanding and other related analytical procedures.

     Cost in Excess of Net Assets of Acquired Businesses
     ---------------------------------------------------

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

     Inventories
     -----------

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

     Assets Held for Sale
     --------------------

In 1997, assets held for sale include the assets of Health-Mor Personal Care Corporation, Tube-Fab Ltd., Bliss Manufacturing and Household Rental Systems. In 1996, assets held for sale included the assets of Household Rental Systems and the former Bedford Heights, Ohio facility for the Tubular operation. The assets and liabilities of these businesses at September 30, 1997 and 1996, have been reclassified to net assets held for sale and are stated at their estimated net realizable value.

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

The former Bedford Heights, Ohio facility for the Tubular operation was sold in December 1996 resulting in an insignificant gain on disposal.

Assets held for sale at September 30, 1997 and 1996 consist of the following:

                                                      1997             1996
                                                  ------------    --------------
Accounts receivable, net                          $ 9,524,069      $   823,393
Inventories                                         7,859,180          331,992
Property, plant and equipment, net                  9,240,582        3,122,164
Other assets                                        8,260,924        1,113,601
                                                  -----------      -----------
    Total assets                                  $34,884,755      $ 5,391,150
                                                  -----------      -----------


Accounts payable                                    7,801,520          168,559
Accrued expenses                                    7,079,624          994,532
Other liabilities                                   5,345,289              ---
                                                  -----------      -----------
    Total liabilities                             $20,226,433      $   363,091
                                                  ===========      ===========
Net assets held for sale at realizable value      $14,658,322      $ 4,228,059
                                                  ===========      ===========

     Property, Plant and Equipment
     -----------------------------

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

     Fair Value of Financial Instruments
     -----------------------------------

It is not practical to determine the fair value of finance contract receivables due to the unavailability of quoted market prices and the significant volume of outstanding contracts with varying maturity dates. The Company's finance contract receivables generally mature three years after issuance and generate interest at rates ranging from 18% to 23%.

The Company's remaining financial instruments consist principally of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities, line of credit, and short and long-term debt in which the fair value of these financial instruments approximates the carrying value.

     Income Taxes
     ------------

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the tax consequences in the future years for differences between the financial and tax basis of assets and liabilities at year end are reflected as deferred income taxes.

     Revenue Recognition
     -------------------

Product revenues are recognized upon the shipment of product. Prior to January 1, 1998, the Company provided extended credit terms to its distribution network in the Consumer Goods Division. On January 1, 1998, the Company revised this policy to cash only sales terms for its North American distributors.


     Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

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

Items relating to discontinued operations included in the Consolidated Statements of Cash Flow have not been disaggregated as they have in the Consolidated Balance Sheets under the heading net assets held for sale at realizable value.

     Income Per Share
     ----------------

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


In the fourth quarter of fiscal 1997, the Company received Board approval for the proposed sale of the Bliss Manufacturing Company, a business which represents a heavy-duty metal stamping operation and supplier to the automobile and heavy-duty truck industry. As a result, the entire Manufactured Products Division, which was previously reported as a separate segment in the Company's financial statements, is reflected as a discontinued operation for the year ended September 30, 1997.

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

3. NOTES RECEIVABLE

Long-term notes receivable consist of the following:

                                           1997             1996
                                       -----------      -----------

Notes receivable - See Note 14         $   228,414      $   895,007

Less amounts due within one year           228,414          560,884
                                       ===========      ===========
                                       $       ---      $   334,123
                                       ===========      ===========

4. PROPERTY, PLANT AND EQUIPMENT

                                           1997             1996
                                       -----------      -----------

Land                                   $     7,083      $   576,109
Buildings and improvements               3,867,012        9,712,417
Machinery and equipment                  7,552,322       20,553,692
                                       -----------      -----------
                                        11,426,417       30,842,218
Accumulated depreciation                 5,231,549       15,124,565
                                       ===========      ===========
Net property, plant and equipment      $ 6,194,868      $15,717,653
                                       ===========      ===========

Gross property, plant and equipment related to discontinued operations amounted to $23,485,754, with associated accumulated depreciation of $14,245,172, at September 30, 1997.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                   1997            1996
                                ----------      ----------
Accrued compensation            $4,049,464      $3,127,615
Distributor funds payable        1,171,998         292,198
Pension and profit sharing         362,560         852,413
Accrued interest                   332,364         259,657
Accrued taxes                          ---         110,810
Other                            2,209,234       2,560,297
                                ==========      ==========
                                $8,125,620      $7,202,990
                                ==========      ==========

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

At September 30, 1997, the Company was in violation of the financial covenants under its credit agreement and was experiencing increasing liquidity problems. The Company's deteriorating cash position was a significant factor that led to the decision to sell Bliss Manufacturing. In December 1997, the Company obtained waivers from its lenders with respect to the covenant violations and received $2,000,000 in a special term loan that accrues interest at a rate of prime plus 2.0%, to be paid monthly. The maturity date of this agreement is the earlier of the receipt of the Bliss Manufacturing sale proceeds or March 31, 1998. Additionally, a fee with respect to the special term loan of $80,000 will be paid on such date that the special term loan is paid in full. Additionally , the Company expects to receive additional financing of $1,200,000 upon the filing of its fiscal 1997 tax return, which is expected to be filed in early January 1998. The proceeds of the anticipated tax refund will be first used to repay the $1,200,000 to the bank and any excess will be used for working capital.

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

Long-term debt consists of the following:

                                                                       1997                             1996
                                                                 -----------------                -----------------
BANK LINES OF CREDIT - see above                              $        10,579,822              $         18,132,975

SPECIAL TERM LOAN, bearing interest at Prime                            1,580,052                               ---
plus 2 1/4% (10.75% at September 30, 1997), due
in monthly installments of $50,000 through
October 1, 1998

EQUIPMENT TERM LOAN, bearing interest at Prime                          1,951,595                               ---
plus 1/2% (9.00% at September 30, 1997), due in
monthly installments of $29,751 through October
1, 1998

REAL ESTATE TERM LOAN, bearing interest at Prime                        2,193,750                               ---
plus 1/2% (9.00% at September 30, 1997), due in
monthly installments of $18,750 through October
1, 1998

SEVEN YEAR, 9.86% PROMISSORY                                            1,666,667                         3,333,333
NOTES, interest payable semi-
annually and principal
payments of $1,666,666,
commencing November, 1992
through March 31, 1998

                                                                       1997                             1996
                                                                 -----------------                -----------------
CONSTRUCTION LOAN/MORTGAGE bearing                            $         2,252,156              $          2,214,923
interest at 9.00% at September
30, 1997, collateralized by buildings,
contents and inventory, principal and
interest payments due in monthly
installments of $23,193 commencing
June 1997 through October 1, 1998

CAPITALIZED LEASE OBLIGATIONS                                             478,760                         1,745,303
bearing interest at 6.48% to
8.04% due in monthly
installments of $21,496
(including interest)
through January 2000

DISTRIBUTOR DEPOSITS bearing                                              599,429                         1,144,492
interest up to 6% at September 30, 1997 payable
180 days after termination of
distributor agreement

UNSECURED DEMAND AUTHORIZATION                                            406,000                         1,007,745
bearing interest at Australian prime less
1/2% (5.4%), due in monthly
installments of $25,375 payable on
March 31, 1998

INDUSTRIAL REVENUE DEVELOPMENT                                                ---                           956,849
BONDS- See Note 11

MORTGAGE LOAN, variable interest (9.25%                                       ---                           316,537
at September 30, 1996) payable
monthly with principal payments of
$1,226, through May 2008

INTEREST FREE GRANT with varied principal                                     ---                           101,072
installments due annually through June
1999

                                                                 -----------------                ------------------
                                                                       21,708,231                        28,953,229
Less amounts due within one year                                       20,945,454                         6,618,616
                                                                 =================                ==================
                                                              $           762,777              $         22,334,613
                                                                 =================                ==================

Long-term debt relating to discontinued operations has been reclassified to net assets held for sale. Total debt ($481,897 long-term and $508,046 short-term for the year ended September 30, 1997) associated with these operations amounted to $989,940 at September 30, 1997. Interest rates relating to debt for discontinued operations range from 3.74% to 9.5%.

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

                                          1997                  1996
                                    -----------------     -----------------
Net loss, as reported                    $16,650,065           $10,014,104
Net loss, pro forma                      $17,482,065           $10,515,359
Loss per Common share:
  As reported                                  $3.36                 $2.04
  Pro forma                                    $3.53                 $2.14


Because the FAS No. 123 method of accounting has not been applied to options granted prior to 1996, the above pro forma disclosures are not necessarily indicative of future amounts.

The fair value for all options granted in 1997 and 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   1997                  JUNE 1996              JANUARY 1996
                                                  OPTIONS                 OPTIONS                  OPTIONS
                                            --------------------    ---------------------    --------------------
Risk free interest rate                            6.2%                     6.5%                    5.3%
Expected life of option                           3 yrs.                   3 yrs.                  3 yrs.
Expected dividend yield of stock                   0.0%                     0.0%                    0.0%
Expected volatility of stock                       51.5%                   41.8%                    41.8%

A summary of the Company's stock option activity, and related information for the years ended September 30, 1997, 1996, and 1995, is shown in the following table.

                                                              Shares subject             Average option
                                                                to option                price per share
                                                         -------------------------     -------------------
September 30, 1994, Outstanding                                           314,300      $          8.49
    Granted                                                                94,000                16.18
    Exercised                                                            (13,594)                 7.35
    Canceled                                                             (13,031)                 7.54
                                                         -------------------------
September 30, 1995                                                        381,675                10.46
    Granted                                                               162,000                 9.08
    Canceled                                                             (12,750)                 7.55
                                                         -------------------------
September 30, 1996                                                        530,925                10.18
    Granted                                                               356,000                 5.52
    Canceled                                                            (163,300)                 7.49
                                                         =========================
September 30, 1997, Outstanding                                           723,625      $          8.47
                                                         =========================

Options exercisable and shares available for future grant on September 30:

                                                                         1997                  1996                 1995
                                                                   -----------------     -----------------    -----------------
Options exercisable                                                         487,810               403,893              197,737
Weighted- average option price per share of options exercisable               $8.90                 $8.58               $10.28
Weighted-average fair value of options granted during the year                $2.34                 $3.09                  ---


The ranges of exercise prices and the remaining contractual life of options as of September 30, 1997 were:

Range of exercise prices                                                       $4-$10                $11-$18
Options outstanding:
  Outstanding as of September 30, 1997                                        504,625                219,000
  Weighted-average remaining contractual life                                    5.41                   4.32
  Weighted-average exercise price                                               $6.06                 $13.98
Options exercisable:
  Outstanding as of September 30, 1997                                        340,810                147,000
  Weighted-average remaining contractual life                                    5.60                   4.85
  Weighted-average exercise price                                               $6.43                 $14.20

8. INCOME TAXES

The (benefit) provision for income taxes relating to continuing operations consists of the following:

                                                             1997                    1996                   1995
                                                       ------------------       ----------------       ----------------
Current:
  Federal                                           $        (6,205,078)     $      (2,678,363)     $      (1,177,783)
  Foreign                                                         25,000                 25,000                 25,000
                                                       ------------------       ----------------       ----------------
                                                             (6,180,078)            (2,653,363)            (1,152,783)
Deferred (benefit) expense                                   (1,105,871)              (184,896)                537,992
                                                       ==================       ================       ================
                                                    $        (7,285,949)     $      (2,838,259)     $        (614,791)
                                                       ==================       ================       ================

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                                                  1997                  1996                 1995
                                                            -----------------      ---------------      ---------------
Tax at Federal statutory rate of 34%                     $       (7,059,545)    $     (2,925,939)    $         337,881
Increases (reductions) in taxes
  resulting from:
    Valuation allowance reserves on
       foreign net operating losses                                      ---                  ---            (325,085)
    Foreign Sales Corporation earnings                             (231,455)            (269,595)            (548,500)
    Amortization of cost in excess of                                                      79,152
       net assets of acquired businesses                              79,152                                    79,152
    Foreign income taxes, net                                         25,000               25,000               25,000
    Other - net                                                     (99,101)              253,123            (183,239)
                                                            =================      ===============      ===============
                                                         $       (7,285,949)    $     (2,838,259)    $       (614,791)
                                                            =================      ===============      ===============

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                                          1997                            1996
                                                                     ---------------                 ---------------
Gross deferred tax assets:
     Postretirement benefits                                      $       1,631,245               $       1,499,600
    Operating loss carryforwards                                          3,222,314                         871,000
    Receivable and inventory reserves                                       857,822                         853,556
    Accrued compensation                                                  1,816,797                         684,871
    Benefits insurance reserves                                             181,335                         117,425
    Impairment reserves                                                   1,999,901                         308,000
    Warranty reserves                                                        90,475                          90,475
    Other                                                                   241,373                         171,674
                                                                     ---------------                 ---------------
                                                                         10,041,262                       4,596,601
                                                                     ---------------                 ---------------
Gross deferred tax liabilities:
    Deferred DISC income                                                     31,219                          62,438
    Depreciation                                                            668,445                         583,806
                                                                     ---------------                 ---------------
                                                                            699,664                         646,244
Valuation allowances on foreign
  net deferred tax assets                                                 1,676,131                         871,000
                                                                     ---------------                 ---------------
Net deferred tax asset                                            $       7,665,467               $       3,079,357
                                                                     ===============                 ===============


The Company has determined that it should fully reserve against this net potential tax asset to the extent it represents excess available net deferred tax assets for all foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. The Mexican NOL which was recognized as an asset in fiscal year 1995, amounting to $496,537, was written off in fiscal year 1996 in connection with the decision to discontinue the Company's Mexican operations. Income taxes paid during the years ended September 30, 1997, 1996 and 1995 were $277,559, $1,082,229 and $1,622,986, respectively.


Net operating loss carryforwards of approximately $3,222,314 for tax are available to offset future taxable income. The carryforwards will expire in 2002 through 2012. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9. PROFIT SHARING AND PENSION PLANS

Bliss Manufacturing has a defined contribution plan which covers substantially all employees. The Bliss plan contribution is at management's discretion and is allocated based on a percentage of each employee's wages. In addition, Tube Form had a defined contribution plan which covered substantially all employees. This plan required an annual contribution of a specified percentage of each employee's wage, with a minimum contribution of $660 per employee. This plan was terminated in April 1996. All funds relating to the plan were distributed in fiscal year 1997.

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

The components of the postretirement benefit costs are as follows:

                                                1997                 1996                   1995
                                           -------------         -------------          -------------

Service costs                              $     339,000         $     309,000          $     213,000
Interest costs                                   265,000               232,000                192,000
Net amortization and deferral                        ---                   ---              (20,000)
                                           -------------         -------------          -------------
                                           $     604,000         $     541,000          $     385,000
                                           =============         =============          =============

The status of the plans was as follows at  September 30,

                                                                                   1997                       1996
                                                                         -------------------        --------------------
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                                  $   (1,642,000)            $    (1,639,000)
  Actives fully eligible                                                          (195,000)                   (181,000)
  Actives not yet fully eligible                                                (2,242,000)                 (1,769,000)
                                                                         -------------------        --------------------
Total APBO                                                                      (4,079,000)                 (3,589,000)
Fair value of plan assets                                                            ---                           ---
                                                                         -------------------        --------------------
Funded status                                                               $   (4,079,000)            $    (3,589,000)
  Unrecognized (gain)/loss                                                        (158,000)                   (160,000)
                                                                         -------------------        --------------------
  Accrued postretirement benefit costs                                      $   (4,237,000)            $    (3,749,000)
                                                                         ===================        ====================

  Assumed weighted average discount rate                                             7.5%                       7.5%

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

     Litigation
     ----------

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against HMI Industries Inc and one of Health Mor B.V.'s Managing Directors, Kevin Dow, on or about December 3, 1997, in bankruptcy case asserting that HMI Industries Inc and Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. HMI Industries Inc believes the Receiver's claims against HMI are without merit and will vigorously oppose the Receiver.

Various other claims arising in the ordinary course of business are pending against the Company. In the opinion of management none of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Executive Compensation Agreement
     --------------------------------

During 1994, the Company negotiated a five year Compensation Agreement with the Chief Executive Officer, Kirk W. Foley, which was ratified at the 1995 Annual Shareholders' Meeting. The Agreement combines salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley. On May 14, 1997 Mr. Foley's employment with the Company was terminated triggering certain obligations under this employment agreement (See Note 14).

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 1997
                                        -------------------- --- ----------------- ---- ----------------- --- ---------------------
                                           December 31,             March 31,               June 30,             September 30,
                                        --------------------     -----------------      -----------------     ---------------------

Net revenues                         $           14,620,888   $        13,725,320    $        11,120,603   $            11,023,439
Gross profit (exclusive of
financing revenues)                  $            5,073,398   $         3,456,337    $         2,433,425   $             2,905,553
Loss before discontinued
operations                           $            (657,479)   $       (3,158,796)    $       (4,945,981)   $           (4,715,164)
Loss on disposals                    $                  ---   $               ---    $       (3,439,298)   $           (2,080,386)
Income from discontinued
operations                           $              534,487   $           141,795    $         1,111,073   $               559,684
Net loss                             $            (122,992)   $       (3,017,001)    $       (7,274,206)   $           (6,235,866)


Per share of common stock:
  Loss before discontinued
  operations                         $               (0.13)   $            (0.64)    $            (1.00)   $                (0.95)
  Loss on disposals                  $                  ---   $               ---    $            (0.69)   $                (0.42)
  Income from discontinued
  operations                         $                 0.11   $              0.03    $              0.22   $                  0.11
 Net loss                            $               (0.02)   $            (0.61)    $             (1.47)  $                (1.26)

                                                                                1996
                                       -------------------- -- ------------------ --- ------------------ -- ---------------------
                                          December 31,             March 31,              June 30,             September 30,
                                       --------------------    ------------------     ------------------    ---------------------

Net revenues                        $           13,432,049  $         16,789,086   $         13,291,222  $            16,036,551
Gross profit (exclusive of
financing revenues)                 $            4,874,589  $          5,073,776   $          4,712,003  $             5,913,410
Loss before discontinued
operations                          $            (446,993)  $        (1,284,982)   $        (1,411,563)  $           (2,623,907)
Loss on disposals                   $                  ---  $                ---   $          (800,000)  $           (1,480,844)
Income (loss) from
discontinued operations             $             (48,119)  $        (1,577,795)   $          (748,562)  $               408,661
Net loss                            $            (495,112)  $        (2,862,777)   $        (2,960,125)  $           (3,696,090)


Per share of common stock:
  Loss before discontinued
  operations                        $               (0.09)  $             (0.26)   $             (0.29)  $                (0.53)
  Loss on disposals                 $                  ---  $                ---   $             (0.16)  $                (0.30)
  Income (loss) from
  discontinued operations           $               (0.01)  $             (0.32)   $             (0.15)  $                  0.08
  Net loss                          $               (0.10)  $             (0.58)   $             (0.60)  $                (0.75)


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

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                Balance at              Additions                             Balance at
                                               Beginning of            Charged to                               End of
               Description                        Period            Costs and Expense      Deductions          Period
             ---------------                  ---------------     --------------------   --------------    --------------
Valuation account for accounts receivable:
   Year ended September 30, 1997                 $ 2,439,000            $  4,820,000       $ 1,747,000       $ 5,512,000
   Year ended September 30, 1996                 $ 1,550,000            $    889,000               ---       $ 2,439,000
   Year ended  September 30, 1995                $ 1,121,000            $    429,000               ---       $ 1,550,000

Valuation account for inventory:
   Year ended September 30, 1997                $  1,234,000            $    754,000       $   357,000       $ 1,631,000
   Year ended September 30, 1996                $    305,000            $    929,000               ---       $ 1,234,000
   Year ended  September 30, 1995               $    120,000            $    185,000               ---       $   305,000

Reserve for loss on disposal:
   Year ended September 30, 1997                $    800,000            $  6,112,000       $ 1,524,000       $ 5,388,000
   Year ended September 30, 1996                         ---            $    800,000               ---       $   800,000
   Year ended  September 30, 1995                        ---                     ---               ---               ---

Valuation for deferred tax asset:
   Year ended September 30, 1997                $    871,000            $  1,151,000      $    346,000       $ 1,676,000
   Year ended September 30, 1996                $    517,000           $     354,000               ---      $    871,000
   Year ended  September 30, 1995               $    193,000            $    324,000                        $    517,000

INDEX TO EXHIBITS
-----------------

        3.1              Certificate of Incorporation                Incorporated by reference from, Annual Report on form
                                                                     10-K for the year ended September 30, 1995

        3.2              Bylaws                                      Incorporated by reference from, Annual Report on form
                                                                     10-K for the year ended September 30, 1995

       10.00             Material Contracts                          Incorporated by reference from, Proxy Statement for the
                                                                     Annual Meeting of Stockholders January 19, 1995 -
                                                                     Exhibit B

       10.01             Material Contracts                          Change of Control Agreements, attached

       10.02             Material Contracts                          Non-statutory Stock Option Agreements, attached

       10.03             Material Contracts                          Incentive Stock Option Agreements, attached

       10.04             Material Contracts                          Deferred Bonus Agreements, attached

       10.05             Material Contracts                          Employment Agreement - Malone, attached

       10.06             Material Contracts                          Employment Agreement - Kirk, attached

       10.07             Material Contracts                          Employment Agreement - Young, attached

       10.08             Material Contracts                          Restricted Stock Agreements, attached

       10.09             Material Contracts                          Amended and Restated Credit Agreement, attached

       10.10a            Material Contracts                          Amendment No. 1 to Amended and Restated Credit
                                                                     Agreement, attached

       10.10b            Material Contracts                          Amendment No. 2 to Amended and Restated Credit
                                                                     Agreement, attached

       10.11             Material Contracts                          Bliss Stock Purchase Agreement, attached

       11                Statement re:  Computation of per           Note 1 on Page 43 of the Financial Statements
                         share earnings

       21                Subsidiaries of Registrant                  Page 3 of this report

       27                Financial Data Schedule