Form 10-Q/A
period 1997-12-31
HMI INDUSTRIES INC
filed 1998-03-11
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997

                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)


     DELAWARE                                                 36-1202810
----------------------------------              --------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or  organization)


3631 Perkins Ave, Cleveland, Ohio                                44114
-----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X    No ____
                                                      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                    Outstanding at March 6, 1998
        -----------------------------------     ----------------------------

        Common stock, $1 par value per share            5,033,996

================================================================================


HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                                                                  (Unaudited)
                                                                                 December 31,               September 30,
                                                                                     1997                       1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   819,321                $   239,797
  Trade accounts receivable (net of allowance of $5,281,495 and $5,512,063)           7,989,924                 10,357,999
  Finance contracts receivable                                                          458,867                    496,044
  Notes receivable                                                                      250,525                    228,414
  Inventories                                                                         4,261,655                  4,152,858
  Income tax receivable                                                               3,372,644                  3,373,898
  Deferred income taxes                                                               8,349,167                  8,239,080
  Prepaid expenses                                                                       64,986                    123,099
  Other current assets                                                                  130,268                     83,307
  Net assets held for sale at realizable value                                       15,317,503                 12,900,184
                                                                                ----------------           ----------------
      Total current assets                                                           41,014,860                 40,194,680
                                                                                ----------------           ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    5,734,508                  6,194,868
                                                                                ----------------           ----------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,572,516 and $2,576,373)                                6,659,047                  6,735,578
  Unamortized trademarks                                                                359,456                    339,823
  Finance contracts receivable (less amounts due within one year)                       917,733                    992,090
  Other                                                                                 262,439                    133,094
                                                                                ----------------           ----------------
      Total other assets                                                              8,198,675                  8,200,585
                                                                                ----------------           ----------------
      Total assets                                                                  $54,948,043                $54,590,133
                                                                                ================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                    $   465,870                $   480,822
  Trade accounts payable                                                              7,585,880                  6,939,040
  Dividends payable                                                                           -                          -
  Income taxes payable                                                                  674,870                  1,349,163
  Accrued expenses and other liabilities                                              7,186,265                  8,125,620
  Long-term debt due within one year                                                 23,369,038                 20,464,632
                                                                                ----------------           ----------------
     Total current liabilities                                                       39,281,923                 37,359,277
                                                                                ----------------           ----------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                     552,860                    762,777
  Deferred income taxes                                                                 668,445                    573,613
  Other                                                                               1,248,378                  1,342,961
                                                                                ----------------           ----------------
      Total long-term liabilities                                                     2,469,683                  2,679,351
                                                                                ----------------           ----------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                     -                          -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                          5,295,556                  5,295,556
  Capital in excess of par value                                                      8,094,719                  8,050,212
  Unearned compensation, net                                                                  -                   (191,500)
  Retained earnings                                                                   2,917,367                  4,077,771
  Cumulative translation adjustment                                                  (1,885,676)                (1,418,762)
                                                                                ----------------           ----------------
                                                                                     14,421,966                 15,813,277
  Less treasury stock 261,560 shares, at cost                                         1,225,529                  1,261,772
                                                                                ----------------           ----------------
      Total stockholders' equity                                                     13,196,437                 14,551,505
                                                                                ----------------           ----------------
      Total liabilities and stockholders' equity                                    $54,948,043                $54,590,133
                                                                                ================           ================


See accompanying notes to consolidated condensed financial statements.


HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS  ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                 1997                1996

---------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                            $ 8,911,190        $ 14,450,743
  Financing revenue and other                                                      100,325             170,145
                                                                          -----------------   -----------------
                                                                                 9,011,515          14,620,888
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                          6,130,494           9,377,345
  Selling, general and administrative expenses                                   5,352,758           5,552,346
  Interest expense                                                                 532,675             545,085
  Other expenses                                                                    15,857             114,659
                                                                          -----------------   -----------------
    Total expenses                                                              12,031,784          15,589,435
                                                                          -----------------   -----------------

Loss before income taxes                                                        (3,020,269)           (968,547)

Benefit for income taxes                                                          (915,442)           (311,068)
                                                                          -----------------   -----------------

LOSS BEFORE DISCONTINUED OPERATIONS                                             (2,104,827)           (657,479)
                                                                          -----------------   -----------------

Income (loss) from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, and $-0-)                        262,218             119,844
  Bliss Manufacturing (net of taxes of $289,393, and $335,301)                     472,167             547,071
  Bliss Tubular (net of taxes of $-0-, and $2,371)                                       -              (3,869)
  Tube Fab Ltd (net of taxes of $128,733, and $-0-)                                210,038              47,102
  Health-Mor Personal Care Corp. (net of taxes of $-0-, and $107,663)                    -            (175,661)
                                                                          -----------------   -----------------
                                                                                   944,423             534,487

NET LOSS                                                                      $ (1,160,404)       $   (122,992)
                                                                          =================   =================


Weighted average number of shares outstanding                                    5,032,105           4,919,408
                                                                          =================   =================

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                         $      (0.42)       $      (0.13)
  Income from discontinued operations                                         $       0.19                0.11
                                                                          -----------------   -----------------
  Net loss                                                                    $      (0.23)       $      (0.02)
                                                                          =================   =================

Cash dividends per common share                                               $           -       $          -
                                                                          =================   =================


See accompanying notes to consolidated condensed financial statements.


HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)


                                                                                         1997                  1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (1,160,404)        $ (122,992)
  Adjustments to reconcile net income (loss) to net cash provided by (used)
    by operating activities:
        Depreciation and amortization                                                      695,536            614,330
        Amortization of stock awards, net                                                  272,250                  -
        Provision for losses on receivables                                                      -            213,534
        Deferred income taxes                                                             (124,563)           104,092
  Changes in operating assets and liabilities:
    Decrease in receivables                                                              2,380,455            533,460
    Decrease (increase) in inventories                                                  (1,151,381)           695,057
    Decrease in prepaid expenses                                                           101,592            297,134
    Decrease in other current assets                                                        28,844                  -
    Decrease in accounts payable                                                        (1,001,531)        (1,492,422)
    Increase (decrease) in accrued expenses and other liabilities                       (1,117,985)           666,899
    Decrease in income taxes payable                                                      (393,708)          (190,062)
    Other, net                                                                            (411,835)           (72,312)
                                                                                   -----------------------------------
            Net cash provided by (used in) operating activities                         (1,882,730)         1,246,718
                                                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                             -          1,120,916
  Capital expenditures                                                                     (90,881)          (324,703)
                                                                                   -----------------------------------
            Net cash provided by (used in) investing activities                            (90,881)           796,213
                                                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                         12,454,000            206,084
  Payment of credit facility                                                            (9,246,455)                 -
  Payment of long term debt                                                               (654,410)        (2,245,213)
                                                                                   -----------------------------------
            Net cash (used in) provided by financing activities                          2,553,135         (2,039,129)
                                                                                   -----------------------------------

Effect on exchange rate changes on cash                                                          -                  -
                                                                                   -----------------------------------

Net increase in cash and cash equivalents                                                  579,524              3,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             239,797            472,408
                                                                                   -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 819,321          $ 476,210
                                                                                   ===================================

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

     Assets Held for Sale
     --------------------

On December 23, 1997, the Company signed a Letter of Intent proposing to sell certain assets of the Household Rental Systems business ("HRS") to Integrated Capital Management Group for $1,050,000. Assets to be acquired by Integrated Capital Management Group primarily consist of inventory, fixed assets and other intangible assets relating to the carpet and upholstery cleaning business. The proposed sale is expected to close in March 1998.

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

4. INVENTORIES

Inventories at December 31, 1997 and September 30, 1997 consist of the following:

                                              December 31,                     September 30,
                                         ----------------------            ---------------------
Finished goods                           $           3,170,372             $          2,438,282
Work-in-progress, raw materials
  and supplies                                       1,091,283                        1,714,576
                                         ----------------------            ---------------------
                                         $           4,261,655             $          4,152,858
                                         ======================            =====================

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

RESULTS OF OPERATIONS

NET PRODUCT SALES - Net product sales for the quarter ended December 31, 1997 decreased by $5,539,600 or 38.3% in the comparable quarter. The decrease in sales is due primarily to declines in North America and Asia. Weak sales in North America were attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies, especially in Korea.

FINANCING REVENUE AND OTHER INCOME - Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT - Gross profit for the quarter ended December 31, 1997 was $2,780,700 or 31.2 % as compared to $5,073,400 or 35.1% in the quarter ended December 31, 1996. Gross profit was adversely affected by the decline in volume and continued operational inefficiencies from the prior year. However, initiatives begun in the fourth quarter of 1997 to strengthen business processes, reduce costs, and improve quality yielded positive results in the first quarter 1998 as gross profit increased as a percent of sales from 26.6% in the fourth quarter of fiscal 1997.

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

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Bliss Tubular and Tube-Fab Ltd., its tubular and aerospace businesses, as well as Health-Mor Personal Care Corp., its personal care business, as discontinued operations. The Company recorded pre-tax combined income from Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $338,000 for the quarter ended December 31, 1997. As of September 30, 1997, the Company reported Bliss Manufacturing, its metal fabrication and stamping business, as a discontinued operation. For the quarter ended December 31, 1997, the Company recorded pre-tax income from Bliss Manufacturing of $761,600. The Company's steam cleaning business, Household Rental Systems, reported as a discontinued operation in fiscal 1996, recorded pre-tax income of $262,200 in the first quarter ended December 31, 1997. On December 23, 1997, the Company signed a Letter of Intent proposing to sell certain assets of the Household Rental Systems business ("HRS") to Integrated Capital Management Group for $1,050,000. Assets to be acquired by Integrated Capital Management Group primarily consist of inventory, fixed assets and other intangible assets relating to the carpet and upholstery cleaning business. The proposed sale is expected to close in March 1998.

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


PART II - OTHER INFORMATION

Item 5.  Other Information - None

Item 6.  Index to Exhibits

10.00        Material Contracts         Household Rental System Letter of
                                        Intent, attached

27.00        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HMI Industries Inc.
                                                 ------------------
                                                     (Registrant)

Date:    March 10, 1998                          \s\ Michael Harper
         --------------                          ---------------------------
                                                 Vice President, Corporate
                                                 Controller and Chief
                                                 Accounting Officer