Form 10-Q
period 1998-03-31
HMI INDUSTRIES INC
filed 1998-05-15
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998
                                --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      36-1202810
---------------------------------              --------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or  organization)

3631 Perkins Ave, Cleveland, Ohio                           44114
---------------------------------                           -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------

-----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No ____
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                      Outstanding at April 27, 1998
         -------------------------------         -----------------------------
         Common stock, $1 par value per share             5,357,222

================================================================================

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 1998 AND SEPTEMBER 30, 1997


                                                                                   (Unaudited)
                                                                                     March 31,          September 30,
                                                                                        998                  1997
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    905,972         $    239,797
  Trade accounts receivable (net of allowance of $4,819,349 and $5,512,063)           7,477,577           10,357,999
  Finance contracts receivable                                                          441,243              496,044
  Notes receivable                                                                      440,112              228,414
  Inventories                                                                         4,893,375            4,152,858
  Income tax receivable                                                                    --              3,373,898
  Deferred income taxes                                                               4,067,337            8,239,080
  Prepaid expenses                                                                      141,641              123,099
  Other current assets                                                                1,183,051               83,307
  Net assets held for sale at realizable value                                           89,066           12,900,184
                                                                                ---------------     ----------------
      Total current assets                                                           19,639,374           40,194,680
                                                                                ---------------     ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    5,432,814            6,194,868
                                                                                ---------------     ----------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,633,892 and $2,511,140)                                6,600,897            6,735,578
  Unamortized trademarks                                                                373,351              339,823
  Finance contracts receivable (less amounts due within one year)                       882,487              992,090
  Other                                                                                  25,648              133,094
                                                                                ---------------     ----------------
      Total other assets                                                              7,882,383            8,200,585
                                                                                ---------------     ----------------
      Total assets                                                                 $ 32,954,571         $ 54,590,133
                                                                                ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                   $       --           $    480,822
  Trade accounts payable                                                              6,666,681            6,939,040
  Income taxes payable                                                                1,529,389            1,349,163
  Accrued expenses and other liabilities                                              5,187,349            8,125,620
  Long-term debt due within one year                                                    122,831           20,464,632
                                                                                ---------------     ----------------
     Total current liabilities                                                       13,506,250           37,359,277
                                                                                ---------------     ----------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                     412,878              762,777
  Deferred income taxes                                                                 264,052              573,613
  Other                                                                               1,162,264            1,342,961
                                                                                ---------------     ----------------
      Total long-term liabilities                                                     1,839,194            2,679,351
                                                                                ---------------     ----------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                  --                   --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,295,556 shares                                                          5,295,556            5,295,556
  Capital in excess of par value                                                      9,502,019            8,050,212
  Unearned compensation                                                              (1,072,613)            (191,500)
  Retained earnings                                                                   6,083,143            4,077,771
  Cumulative translation adjustment                                                    (973,450)          (1,418,762)
                                                                                ---------------     ----------------
                                                                                     18,834,656           15,813,277
  Less treasury stock 261,560 shares, at cost                                         1,225,529            1,261,772
                                                                                ---------------     ----------------
      Total stockholders' equity                                                     17,609,127           14,551,505
                                                                                ===============     ================
      Total liabilities and stockholders' equity                                   $ 32,954,571         $ 54,590,133
                                                                                ===============     ================


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS  AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                       MARCH 31,                  MARCH 31,
                                                                                    1998      1997           1998          1997
------------------------------------------------------------------------------------------------------   ---------------------------
REVENUES:
  Net product sales                                                           $10,195,589  $13,557,785   $19,106,779   $ 28,008,528
  Financing revenue and other                                                      86,315      167,535       186,640        337,680
                                                                              -----------  -----------   -----------   ------------
                                                                               10,281,904   13,725,320    19,293,419     28,346,208
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                         6,837,731   10,101,448    12,968,225     19,478,793
  Selling, general and administrative expenses                                  5,876,063    8,200,700    11,228,821     13,753,046
  Interest expense                                                                755,009      498,947     1,287,684      1,044,032
  Other expenses                                                                  103,332      104,275       119,189        218,934
                                                                              -----------  -----------   -----------   ------------
    Total expenses                                                             13,572,135   18,905,370    25,603,919     34,494,805
                                                                              -----------  -----------   -----------   ------------

Loss before income taxes                                                       (3,290,231)  (5,180,050)   (6,310,500)    (6,148,597)

Benefit for income taxes                                                         (923,171)  (2,021,254)   (1,838,613)    (2,332,322)
                                                                              -----------  -----------   -----------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS                                            (2,367,060)  (3,158,796)   (4,471,887)    (3,816,275)
                                                                              -----------  -----------   -----------   ------------

Income (loss) from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, $-0-, $-0- and $-0-)           (252,022)    (254,547)       10,196       (134,703)
  Bliss Manufacturing (net of taxes of $152,045, $308,706, $137,348
      and $644,077)                                                              (248,073)     503,792       224,094      1,050,863
  Bliss Tubular (net of taxes of $-0-, $65,357, $-0- and $67,728)                     -       (106,634)          -         (110,503)
  Tube Fab Ltd (net of taxes of $-0-, $-0-, $128,733 and $-0-)                     (2,697)     135,990       207,341        183,092
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $83,849, $-0-
      and $191,512)                                                                   -       (136,806)          -         (312,467)
                                                                              -----------  -----------   -----------   ------------
                                                                                 (502,792)     141,795       441,631        676,282
                                                                              -----------  -----------   -----------   ------------

Gain (loss) on disposals-
  Household Rental Systems (net of taxes of $-0-, $-0-, $-0- and $-0-)            436,889          -         436,889            -
  Bliss Manufacturing (net of taxes of $6,017,199, $-0-, $6,017,199
      and $-0-)                                                                 6,093,058          -       6,093,058            -
  Tube Fab Ltd (net of taxes of $183,269, $-0-, $183,269 and $-0-)               (299,019)         -        (299,019)           -
  Health-Mor Personal Care Corp. (net of taxes of $119,700, $-0-, $119,700
      and $-0-)                                                                  (195,300)         -        (195,300)           -
                                                                              -----------  -----------   -----------   ------------
                                                                                6,035,628          -       6,035,628            -

                                                                              ===========  ===========   ===========   ============
NET INCOME (LOSS)                                                             $ 3,165,776  $(3,017,001)  $ 2,005,372   $ (3,139,993)
                                                                              ===========  ===========   ===========   ============


Weighted average number of shares outstanding, basic and diluted                5,034,034    4,929,534     5,033,059      4,924,414
                                                                              ===========  ===========   ===========   ============

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                         $     (0.47) $     (0.64)  $     (0.89)  $      (0.77)
  Loss (income) from discontinued operations                                  $     (0.10) $      0.03   $      0.09   $       0.14
  Gain on disposals                                                           $      1.20  $      --     $      1.20   $       --
                                                                              ===========  ===========   ===========   ============
  Net income (loss)                                                           $      0.63  $     (0.61)  $      0.40   $      (0.63)
                                                                              ===========  ===========   ===========   ============

Cash dividends per common share                                               $       -    $       -     $       -     $        -
                                                                              ===========  ===========   ===========   ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)



                                                                                           1998                 1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $  2,005,372         $ (3,139,993)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                                      906,254            1,470,202
        Gain on disposal of discontinued operations, net                                (6,035,628)                 -
        Amortization of stock awards, net                                                  606,938                  -
        Provision for loss on asset write-down                                                 -                160,000
        Provision for losses on receivables                                                    -              1,906,721
        Deferred income taxes                                                            3,872,574             (533,299)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                                     685,761           (1,625,594)
    (Increase) decrease in inventories                                                  (1,739,442)           2,457,037
    Decrease in prepaid expenses                                                            63,523              796,962
    Increase in other current assets                                                       (91,088)                 -
    Decrease in accounts payable                                                        (1,162,290)            (725,482)
    (Decrease) increase in accrued expenses and other liabilities                       (1,240,996)             972,993
    Decrease in income taxes payable                                                    (2,000,475)             (49,290)
    Other, net                                                                             358,992              145,460
                                                                                    -----------------------------------
            Net cash (used in) provided by operating activities                         (3,770,505)           1,835,717
                                                                                    -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of businesses, net of transaction expenses of $5,229,344           25,724,406            1,120,916
  Capital expenditures                                                                    (110,841)            (579,519)
                                                                                    -----------------------------------
            Net cash provided by investing activities                                   25,613,565              541,397
                                                                                    -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                         22,953,000              380,000
  Payment of credit facility                                                           (39,258,219)                 -
  Payment of long term debt                                                             (4,871,666)          (2,891,988)
                                                                                    -----------------------------------
            Net cash used in financing activities                                      (21,176,885)          (2,511,988)
                                                                                    -----------------------------------

Net increase (decrease) in cash and cash equivalents                                       666,175             (134,874)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             239,797              472,408
                                                                                    -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    905,972         $    337,534
                                                                                    ===================================


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of HMI Industries, Inc. (the "Company"), these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three and six months ended March 31, 1998 and 1997, and cash flows for the six months ended March 31, 1998.

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

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In January 1998, accrued severance in the amount of $1,523,500, relating to the settlement transaction with Mr. Foley, the Company's former CEO, was applied to the loss on disposal reserve for the Tube-Fab Ltd. sale in connection with the transfer of Tube-Fab Ltd. in settlement of the Company's obligations to him. Also during the quarter, the Company relinquished land and a building in the amount of $523,400 and the related mortgage of $316,500 in exchange for an increase in a note receivable due from an officer of the Company (see Related Party Transactions).

     RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

     EARNINGS PER SHARE

Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Because all common stock equivalents are anti-dilutive as of March 31, 1998 and 1997, the denominators for calculating the Company's basic and diluted earnings per share are identical.

2. DISCONTINUED OPERATIONS

On January 8, 1998 the Company completed the sale of its Tube-Fab Ltd entity (see Related Party Transactions). An additional loss on disposal of $482,300 ($299,000 net of taxes) was recorded during the quarter.

On March 27, 1998, the Company completed the sale of Bliss Manufacturing Company ("Bliss") to an investor group led by Mervin Dunn and Rhone Capital, LLC. The purchase price was $31,660,000 and is subject to post-closing adjustments. The purchase agreement contains a mechanism to adjust the final sales price at closing based upon the net change in current assets less current liabilities. The final purchase price adjustment will not be known until completion of the audit of the closing balance sheet, which is due to the Buyer sixty days after closing. Net of transaction fees and expenses the Company recorded a gain on the sale of Bliss of approximately $12,110,300 ($6,093,100 net of taxes). The difference between the federal statutory income tax rate of 34% and the effective tax rate recognized on the gain on the sale of Bliss is primarily attributable to a permanent tax basis difference associated with the Company's stock purchase of Bliss in 1990. Proceeds from the sale were applied to the retirement of substantially all of the Company's debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and funding for Bliss profit sharing.

On March 31, 1998, the Company completed the sale of certain assets of Household Rental Systems (HRS) to the Integrated Capital Management Group for $1,050,000. This amount was recorded in other current assets on the consolidated condensed balance sheet and is treated as a non-cash item in the consolidated condensed statement of cash flows as these proceeds were not received until April 1998. Assets sold primarily consisted of inventory, fixed assets, and other intangible assets relating to the carpet and upholstery cleaning business. Net of transaction expenses and fees, the Company recorded a gain from the sale of $436,900.

On April 29, 1998, the Company sold substantially all the assets of Health-Mor Personal Care Corporation (HMPCC), its marketer of the AdvantaJet needle-free insulin injector and other health care products. These assets were sold to Eidolon Corporation, a Canadian company, for $89,100. As a result of the sale, the Company has recorded an additional loss on disposal of $315,000 ($195,300 net of taxes) for the quarter ended March 31, 1998.

Sales applicable to the discontinued operations were $16,665,100 and $18,453,400 and $34,174,600 and $35,945,700 for the three and six months ended March 31, 1998 and 1997, respectively.

3. INVENTORIES

Inventories at March 31, 1998 and September 30, 1997 consist of the following:


                                               March 31,           September 30,
                                              ----------            ----------
Finished goods                                $3,619,380            $2,438,282
Work-in-progress, raw materials
  and supplies                                 1,273,995             1,714,576
                                              ----------            ----------
                                              $4,893,375            $4,152,858
                                              ==========            ==========

4. DEBT

Upon the completion of the sale of Bliss Manufacturing, the Company retired its debt to Star Bank under the terms of the amended and restated credit agreement entered into in June 1997 including interest and fees ($19,636,100), the special term loan entered into in December of 1997 ($2,000,000) and paid off equipment leases at Bliss Manufacturing ($410,000). Additionally, the Company received additional financing of $1,200,000 from the bank upon the filing of its fiscal 1997 tax return in January 1998. Upon receipt of the refund from the fiscal 1997 tax return ($3,600,000), the principal amount of $1,200,000 was repaid plus fees and interest. The remainder of the tax refund was used to fund working capital requirements.

Also upon the sale of Bliss, the Company made the final payment of $1,748,800 on the unsecured, 9.86%, seven year private placement term notes, paid off the Australian Unsecured Demand Authorization ($237,600), and made a repayment on all outstanding amounts under the bank credit facility utilized by the Netherlands operation ($431,900).

Effective April 1998, the Company entered into a $5,000,000 credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at .375% per annum on the unused revolving credit facility. The secured facility consists of a $4.25 million revolving credit line and a $.75 million term loan. Interest rates accrue at prime plus 1.25% on the revolving credit facility and at prime plus 1.50% for the term loan. No amounts are outstanding against this credit facility.

5.  LONG-TERM COMPENSATION PLAN

On March 25, 1998, restricted stock agreements were finalized with three of the Company's executives in lieu of a deferred bonus agreement outlined in fiscal year 1997. Each employee shall receive 85,200 shares of Common Stock subject to certain conditions and continued employment. The shares vest ratably over eight quarters beginning with the quarter ended March 31, 1998. The non-vested portion of the restricted stock awards are recorded as unearned compensation in the condensed consolidated balance sheet.

6. RELATED PARTY TRANSACTIONS

In January 1998, the Company completed the transfer of Tube-Fab Ltd., a Canadian subsidiary, to former CEO Kirk W. Foley in settlement of its obligations to him. As a result of this transaction, the Company recorded an additional loss on disposal of $299,000, net of $183,300 of taxes.

In 1995, the Company converted $750,000 of accounts receivable from a former Filter Queen distributor to notes receivable. This distributor is an officer of a majority owned subsidiary of the Company. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. The note receivable of $228,414 is reflected in current assets as a note receivable at September 30, 1997. During the quarter ended March 31, 1998, the Company relinquished land and a building in the amount of $523,400 and the related mortgage of $316,500 in exchange for an increase in the note receivable noted above.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS

NET PRODUCT SALES- Net product sales for the quarter ended March 31, 1998 decreased by $3,362,200 or 24.8% in the comparable quarter of fiscal 1997. Net product sales of $19,106,800 for the six months ended March 31, 1998 represent a decline of $8,901,700 or 31.8% compared to $28,008,500 for the six months ended March 31, 1997. The decrease in sales is due primarily to the distressed economic conditions in the Asian markets and lower sales in North America. Weak sales in the U.S. are attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Effective January 1, 1998, the Company instituted a cash basis policy for North American distributors which temporarily depressed sales, but over time should improve the fiscal health of the distribution network. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies, especially in Korea.

FINANCING REVENUE AND OTHER INCOME- Financing revenues represent the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT- Gross profit for the quarter ended March 31, 1998 was $3,357,900 or 32.9 % as compared to $3,456,300 or 25.5% in the quarter ended March 31, 1997. Gross profit for the six months ended March 31, 1998 was $6,138,600 or 32.1% compared to $8,529,700 or 30.4% for the comparable period. The gross profit erosion from the volume shortfall was offset by improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 to strengthen business processes, reduce costs, and improve quality.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative costs decreased by $2,324,600 for the quarter ended March 31, 1998 versus the comparable quarter of fiscal 1997. Selling, general and administrative expenses for the six months ended March 31, 1998 were $2,524,200 lower than the comparable period in fiscal 1997. Included in these costs are severance charges of $239,000 related to the reduction of the Company's salaried personnel in January 1998. SG&A was higher as a percent of sales due to depressed volume in the first six months of 1998. The Company's cost reduction measures initiated in 1997 should continue to reduce selling, general and administrative costs in 1998. These include implementation of a cash basis policy for North American distributors effective January 1, 1998. While this policy has depressed sales temporarily, over time it should improve the Company's liquidity and strengthen the fiscal health of its distribution network. The reduction in the provision of credit resulting from this policy has and should continue to significantly reduce bad debt expense in 1998.

INTEREST EXPENSE - Interest expense for the quarter ended March 31, 1998 was $256,000 higher than the comparable quarter due to higher outstanding balances on the revolving credit line and points for additional borrowings. The revolving credit line was retired from the proceeds of the Bliss sale (See Debt Footnote). Interest expenses for the six months ended March 31, 1998 was $1,287,700 compared to $1,044,032 for the six months ended March 31, 1998.

DISCONTINUED OPERATIONS. The Company recorded pre-tax combined losses from Tube-Fab Ltd., and Health-Mor Personal Care Corp. of $2,700 for the quarter ended March 31, 1998 and a pre-tax combined income of $336,100 for the six months ended March 31, 1998 For the quarter ended March 31, 1998, the Company recorded a pre-tax loss from Bliss Manufacturing of $400,100 and pre-tax income for the six months ended March 31, 1998 of $361,400. The Company's steam cleaning business, Household Rental Systems, recorded a pre-tax loss of $252,000 in the quarter ended March 31, 1998 and pre-tax income of $10,200 for the six months ended March 31, 1998.

Sales applicable to the discontinued operations for the quarters ended March 31, 1998 and March 31, 1997 were $16,665,100 and $18,453,400, respectively. For the six months ended March 31, 1998 and March 31, 1997 sales were $34,174,600 and $35,945,700, respectively.

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

The Company has performed a detailed review and assessment of the impact of the Year 2000 issue on its continuing operations. In connection with this review, the Company has determined that the remaining costs to be incurred to address the Year 2000 issue subsequent to March 31, 1998 will not have a material impact on the Company's future operating results, financial condition, or cash flows. During fiscal 1997 and 1996, the Company implemented new information systems throughout its continuing operations which are Year 2000 compliant. The Company's remaining Year 2000 issue activities consist of replacing a minimal amount of older personal computer equipment and investigating the status of Year 2000 compliance for its major suppliers. While the Company is beginning to consider that inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at March 31, 1998 was $6,133,100, an increase of $3,297,700 from the September 30, 1997 balance of $2,835,400. The Company's cash increased $666,200 during the six months ended March 31, 1998 from September 30, 1997. The decrease in receivables of $685,800 was due primarily to lower sales and tighter credit terms. Inventories increased by $1,739,400 due primarily to higher inventory levels at Bliss Manufacturing required to support higher sales levels in the second fiscal quarter. Accounts payable decreased by $1,162,300 primarily at Bliss Manufacturing due to an improving liquidity position. Accrued liabilities decreased $1,241,000 due primarily to a decrease in accrued commissions, group insurance, audit fees and other operating accruals. The aforementioned variances relate to information in the Consolidated Condensed Statement of Cash Flow in which items relating to discontinued operations have not been disaggregated as they have in the Consolidated Condensed Balance Sheet.

On March 27, 1998, the Company completed the sale of 100% of Bliss Manufacturing Company to an investor group led by Mervin Dunn and Rhone Capital, LLC. Proceeds from the sale were applied to the retirement of substantially all of the Company's debt (see Debt Footnote), certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and funding for Bliss profit sharing.

The Company also expects to receive proceeds of $1,050,000 in connection with the sale of the Household Rental Systems business in the third quarter of fiscal 1998 and additional proceeds in connection with the sale of Bliss in either the third or fourth quarter of fiscal 1998, pending the finalization of a closing balance sheet audit.

Effective April 1998, the Company entered into a $5,000,000 credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at .375% per annum on the unused revolving credit facility. The secured facility consists of a $4.25 million revolving credit line and a $.75 million term loan. Interest rates accrue at prime plus 1.25% on the revolving credit facility and at prime plus 1.50% for the term loan. No amounts are outstanding against this credit facility.

The Company's principal sources of liquidity are expected to be funded with cash generated from operations and additional borrowings under the Company's credit facility referred to above.

CAUTIONARY STATEMENT FOR "SAFE HARBOR"
PURPOSES UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding the future fiscal health of the distribution network, "Selling, General and Administrative" pertaining to the cost reduction measures, fiscal health of the distribution network, and future reduction of bad debt expense and "Liquidity and Capital Resources" concerning proceeds that the Company expects to receive from the sale of its Household Rental Systems business and the finalization of the Bliss closing balance sheet. Such forward-looking statements are subject to certain uncertainties including the determination of the final purchase price from the sale of Bliss Manufacturing, and retention and rebuilding of the Consumer Products Division distribution network. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a.)  INDEX TO EXHIBITS

  10.00     Material Contracts           Health-Mor Personal Care Corporation
                                         Purchase Agreement, attached

  10.01     Material Contracts           Loan and Security Agreement with Heller
                                         Financial, attached

  10.02     Material Contracts           Restricted Stock Agreements, attached

  27.00     Financial Data Schedule

     (b.)  REPORTS ON FORM 8-K

On April 8, 1998, the Company filed a Form 8-K with the Commission, announcing the March 27, 1998 sale of its subsidiary Bliss Manufacturing to Rhone Capital, LLC. Pro-forma financial information was incorporated by reference to Schedule 14A filed with the SEC on March 12, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMI Industries Inc.
                                        -------------------
                                           (Registrant)

Date:  April 14, 1998                   \s\ Michael Harper
       --------------                   --------------------------
                                        Vice President, Chief
                                        Financial Officer