Form 10-Q
period 1998-06-30
HMI INDUSTRIES INC
filed 1998-08-13
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1998
                                -------------
                                                             OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                     36-1202810
  -------------------------------             ----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

   3631 Perkins Ave, Cleveland, Ohio                         44114
-------------------------------------                     ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes X    No
                                                       ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at July 31, 1998
----------------------------------            ----------------------------------
Common stock, $1 par value per share                      5,300,254

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1998 AND SEPTEMBER 30, 1997

                                                                                                (Unaudited)
                                                                                                   June 30,         September 30,
                                                                                                     1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $     33,957         $    239,797
  Trade accounts receivable (net of allowance of $6,254,845 and $5,512,063)                          4,135,653           10,357,999
  Finance contracts receivable                                                                         404,766              496,044
  Notes receivable                                                                                     372,240              228,414
  Inventories                                                                                        4,956,491            4,152,858
  Income tax receivable                                                                                     --            3,373,898
  Deferred income taxes                                                                              4,709,881            8,239,080
  Prepaid expenses                                                                                     178,761              123,099
  Other current assets                                                                               1,848,000               83,307
  Net assets held for sale at realizable value                                                              --           12,900,184
                                                                                                  ------------         ------------
      Total current assets                                                                          16,639,749           40,194,680
                                                                                                  ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   5,191,351            6,194,868
                                                                                                  ------------         ------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,695,267 and $2,511,140)                                               6,525,402            6,735,578
  Unamortized trademarks                                                                               340,777              339,823
  Finance contracts receivable (less amounts due within one year)                                      759,982              992,090
  Other                                                                                                 41,134              133,094
                                                                                                  ------------         ------------
      Total other assets                                                                             7,667,295            8,200,585
                                                                                                  ------------         ------------
      Total assets                                                                                $ 29,498,395         $ 54,590,133
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                                  $         --         $    480,822
  Trade accounts payable                                                                             5,247,513            6,939,040
  Income taxes payable                                                                               1,393,011            1,349,163
  Accrued expenses and other liabilities                                                             3,560,938            8,125,620
  Long-term debt due within one year                                                                   123,004           20,464,632
                                                                                                  ------------         ------------
     Total current liabilities                                                                      10,324,466           37,359,277
                                                                                                  ------------         ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                                  1,457,067              762,777
  Deferred income taxes                                                                                264,052              573,613
  Other                                                                                              1,041,369            1,342,961
                                                                                                  ------------         ------------
      Total long-term liabilities                                                                    2,762,488            2,679,351
                                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                                   --                   --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 shares                                                                         5,368,556            5,295,556
  Capital in excess of par value                                                                     8,238,994            8,050,212
  Unearned compensation                                                                               (918,883)            (191,500)
  Retained earnings                                                                                  4,796,675            4,077,771
  Cumulative translation adjustment                                                                 (1,021,939)          (1,418,762)
                                                                                                  ------------         ------------
                                                                                                    16,463,403           15,813,277
  Less treasury stock 10,861 shares, at cost                                                            51,962            1,261,772
                                                                                                  ------------         ------------
      Total stockholders' equity                                                                    16,411,441           14,551,505
                                                                                                  ------------         ------------
      Total liabilities and stockholders' equity                                                  $ 29,498,395         $ 54,590,133
                                                                                                  ============         ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                    JUNE 30,                        JUNE 30,
                                                                            1998             1997             1998            1997
------------------------------------------------------------------------------------------------------   ---------------------------
REVENUES:
  Net product sales                                                    $ 10,091,253    $ 10,965,436    $ 29,198,032    $ 38,973,964
  Financing revenue                                                          61,090         155,167         247,730         492,847
                                                                       ------------    ------------    ------------    ------------
                                                                         10,152,343      11,120,603      29,445,762      39,466,811
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                   7,806,473       8,532,011      20,774,699      28,010,804
  Selling, general and administrative expenses                            5,810,984       7,978,475      17,039,805      21,731,521
  Interest expense                                                           50,342         603,913       1,338,026       1,647,945
  Other expenses                                                             47,722         113,302         166,910         332,236
                                                                       ------------    ------------    ------------    ------------
    Total expenses                                                       13,715,521      17,227,701      39,319,440      51,722,506
                                                                       ------------    ------------    ------------    ------------

Loss before income taxes                                                 (3,563,178)     (6,107,098)     (9,873,678)    (12,255,695)

Benefit for income taxes                                                 (1,153,334)     (1,161,117)     (2,991,947)     (3,493,439)
                                                                       ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                                      (2,409,844)     (4,945,981)     (6,881,731)     (8,762,256)
                                                                       ------------    ------------    ------------    ------------

Income (loss) from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, $-0-, $-0- and $-0-)           --         191,072          10,196          56,369
  Bliss Manufacturing (net of taxes of $-0-, $622,021, $137,348
      and $1,266,098)                                                            --       1,014,877         224,094       2,065,740
  Bliss Tubular (net of taxes of $-0-, $5,073, $-0- and $72,801)                 --          (8,278)             --        (118,781)
  Tube-Fab Ltd. (net of taxes of $-0-, $-0-, $128,733 and $-0-)                  --         143,811         207,341         326,903
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $141,219,
      $-0- and $235,831)                                                         --        (230,409)             --        (542,876)
                                                                       ------------    ------------    ------------    ------------
                                                                                 --       1,111,073         441,631       1,787,355
                                                                       ------------    ------------    ------------    ------------

Gain (loss) on disposals-
  Household Rental Systems (net of taxes of $-0-, $-0-, $-0- and $-0-)           --        (813,413)        436,889        (813,413)
  Bliss Manufacturing (net of taxes of $578,712, $-0-, $6,595,911
      and $-0-)                                                           1,123,376              --       7,216,434              --
  Bliss Tubular (net of taxes of $-0-, $325,256, $-0- and $325,256)              --      (1,411,802)             --      (1,411,802)
  Tube-Fab Ltd. (net of taxes of $-0-, $-0-, $183,269 and $-0-)                  --        (645,472)       (299,019)       (645,472)
  Health-Mor Personal Care Corp. (net of taxes of $-0-,
      $348,503, $119,700 and $348,503)                                           --        (568,611)       (195,300)       (568,611)
                                                                       ------------    ------------    ------------    ------------
                                                                          1,123,376      (3,439,298)      7,159,004      (3,439,298)

                                                                       ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                                      $ (1,286,468)   $ (7,274,206)   $    718,904    $(10,414,199)
                                                                       ============    ============    ============    ============


Weighted average number of shares outstanding, basic and diluted          5,356,820       4,961,985       5,140,979       4,936,938
                                                                       ============    ============    ============    ============

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                  $      (0.45)   $      (1.00)   $      (1.34)   $      (1.77)
  Income from discontinued operations                                  $         --    $       0.22    $       0.09    $       0.37
  Gain (loss) on disposals                                             $       0.21    $      (0.69)   $       1.39    $      (0.70)
                                                                       ------------    ------------    ------------    ------------
  Net (loss) income                                                    $      (0.24)   $      (1.47)   $       0.14    $      (2.10)
                                                                       ============    ============    ============    ============

Cash dividends per common share                                        $         --    $         --    $         --    $         --
                                                                       ============    ============    ============    ============


See accompanying notes to consolidated condensed financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


                                                                                      1998                1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ 718,904       $ (10,414,199)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                  1,386,036           2,149,830
        (Gain) Loss on disposal of discontinued operations, net                       (7,159,004)          3,439,298
        Amortization of stock awards, net                                                792,019             407,015
        Provision for loss on asset write-down                                                 -             160,000
        Provision for losses on receivables                                            1,963,498           2,760,031
        Deferred income taxes                                                          3,327,478          (1,375,959)
  Changes in operating assets and liabilities:
    Decrease in receivables                                                            2,084,180           5,043,343
    (Increase) decrease in inventories                                                (1,805,147)          2,444,765
    Decrease in prepaid expenses                                                          26,403           1,337,897
    Decrease (increase) in other current assets                                           41,963            (412,509)
    Decrease in accounts payable                                                      (2,944,188)         (2,039,108)
    (Decrease) increase in accrued expenses and other liabilities                     (2,393,787)            243,774
    Decrease in income taxes payable                                                  (2,996,104)           (227,098)
    Other, net                                                                           268,010            (376,186)
                                                                                 ------------------------------------
            Net cash (used in) provided by operating activities                       (6,689,739)          3,140,894
                                                                                 ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of businesses, net of transaction expenses of $5,229,344         26,863,472           1,120,916
  Capital expenditures                                                                  (199,242)           (775,585)
                                                                                 ------------------------------------
            Net cash provided by investing activities                                 26,664,230             345,331
                                                                                 ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                                       25,150,353          28,894,000
  Proceeds from mortgage                                                                       -              55,077
  Payment of credit facility                                                         (40,290,815)        (28,929,000)
  Payment of long term debt                                                           (4,992,061)         (3,410,322)
  Acquisition of treasury stock                                                          (47,808)                  -
                                                                                 ------------------------------------
            Net cash used in financing activities                                    (20,180,331)         (3,390,245)
                                                                                 ------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (205,840)             95,980
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           239,797             472,408
                                                                                 ------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 33,957           $ 568,388
                                                                                 ====================================


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1
---------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the management of HMI Industries Inc. (the "Company"), these consolidated condensed financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1998 and September 30, 1997, the results of operations for the three and nine months ended June 30, 1998 and 1997, and cash flows for the nine months ended June 30, 1998 and 1997.

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

     Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

In January 1998, accrued severance in the amount of $1,523,500, relating to the settlement agreement between the Company and Mr. Kirk W. Foley, the Company's former Chief Executive Officer, was applied to the loss on disposal reserve for Tube-Fab Ltd., formerly a wholly owned Canadian subsidiary of the Company ("Tube-Fab"), which was transferred to Mr. Foley as part of such settlement agreement. In addition, during the second quarter of fiscal 1998, the Company relinquished land and a building valued at $523,400 and the related mortgage in the amount of $316,500 in exchange for an increase in a note receivable due from an officer of the Company (see Note 7 "Related Party Transactions").

     Reclassification
     ----------------

Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

     Earnings Per Share
     ------------------

Earnings per share have been computed according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Because all common stock equivalents are anti-dilutive as of June 30, 1998 and 1997, the denominators for calculating the Company's basic and diluted earnings per share are identical.

     Derivatives
     -----------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS 133 on the Company's results of operations, financial position or liquidity.

2. DISCONTINUED OPERATIONS

On January 8, 1998, the Company completed the sale of Tube-Fab to Mr. Foley (see
Note 7 "Related Party Transactions"). An additional loss on disposal of $482,300 ($299,000 net of taxes) was recorded in the second quarter.

On March 27, 1998, the Company completed the sale of Bliss Manufacturing Company, formerly a wholly owned Ohio subsidiary of the Company, ("Bliss") to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. (the "Buyer") pursuant to a Stock Purchase Agreement, dated as of December 17, 1997 (as subsequently amended, the "Purchase Agreement"). The purchase price paid to the Company on the closing date of the sale was $31,660,000, less $1,000,000 delivered by the Buyer to an escrow account for post-closing adjustments and indemnification obligations of the Company under the Purchase Agreement, and is subject to post-closing adjustments based on the net change in current assets less current liabilities. The final purchase price adjustment will be based on the audited closing balance sheet that the Company delivered to the Buyer on May 29, 1998.

On July 13, 1998 the Buyer notified the Company that it did not object with respect to $1,348,000 of the final purchase price adjustment but disputed other issues that had the potential to increase this adjustment. The adjustments in dispute are presently being negotiated with the Buyer. Under the terms of the Purchase Agreement, if the parties are unable to reach an agreement, any unresolved disputed items will be promptly referred to an unrelated accounting firm that shall render as promptly as practicable a final and binding resolution on both parties. The $1,348,000, in addition to $500,000 from the escrow account to be released to the Company within two business days following the settlement of the disputed issues, have been recorded in Other Current Assets on the June 30, 1998 Consolidated Condensed Balance Sheet. Net of transaction fees and expenses, the Company recorded a gain on the sale of Bliss of approximately $12,110,300 ($6,093,100 net of taxes) for the quarter ended March 31, 1998. The difference between the federal statutory income tax rate of 34% and the effective tax rate recognized on the gain on the sale of Bliss is primarily attributable to a permanent tax basis difference associated with the Company's stock purchase of Bliss in 1990. Proceeds delivered at the closing from the sale Bliss were applied to retire substantially all of the Company's debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and funding for the Bliss profit sharing plan.

In the quarter ended June 30, 1998, the Company recorded an additional gain of $1,702,100 ($1,123,376 net of taxes) related to the final undisputed portion of the purchase price adjustment, as well as the funds related to escrow. Any unresolved disputed items resolved in the Company's favor will be recorded as a gain on disposal upon resolution.

On March 31, 1998, the Company completed the sale of certain assets of Household Rental Systems to Integrated Capital Management Group for $1,050,000. The proceeds from this transaction were received in April 1998. Assets sold consisted primarily of inventory, fixed assets, and other intangible assets relating to the carpet and upholstery cleaning business. Net of transaction expenses and fees, the Company recorded a gain from the sale of $436,900.

On April 29, 1998, the Company sold substantially all the assets of Health-Mor Personal Care Corporation, its marketer of the AdvantaJet needle-free insulin injector and other health care products. These assets were sold to Eidolon Corporation, a Canadian company, for $89,100. As a result of the sale, the Company recorded an additional loss on disposal of $315,000 ($195,300 net of taxes) in the quarter ended March 31, 1998.

Sales applicable to the discontinued operations for the three months ended June 30, 1998 and 1997 were $-0- and $20,701,500, respectively, and $34,174,600 and
$56,647,200 for the nine months ended June 30, 1998 and 1997, respectively.

3. INVENTORIES

Inventories at June 30, 1998 and September 30, 1997 consisted of the following:

                                       June 30,                   September 30,
                                       ----------                 -------------
Finished goods                         $2,849,119                 $2,438,282
Work-in-progress, raw
materials
  and supplies                          2,107,372                  1,714,576
                                       ==========                 ==========
                                       $4,956,491                 $4,152,858
                                       ==========                 ==========

4. DEBT

Upon the completion of the sale of Bliss, the Company retired its debt to Star Bank under the terms of an amended and restated credit agreement entered into in June 1997 ($19,636,100, including interest and fees), paid off a special term loan entered into in December 1997 ($2,000,000) and paid off equipment leases at Bliss ($410,000). Additionally, the Company received additional financing of $1,200,000 from the bank upon the filing of its fiscal 1997 tax return in January 1998. Upon receipt of the refund from the fiscal 1997 tax return ($3,600,000), the principal amount of $1,200,000 was repaid plus fees and interest. The remainder of the tax refund was used to fund working capital requirements.

Upon the sale of Bliss, the Company also made a final payment of $1,748,800 on unsecured, 9.86%, seven year private placement term notes, paid off the Australian Unsecured Demand Authorization ($237,600), and made a repayment on all outstanding amounts under the bank credit facility utilized by the Company's Netherlands operation ($431,900).

Effective April 1998, the Company entered into a $5,000,000 secured discretionary credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at
 .375% per annum on the unused credit facility. The secured facility consists of a $4.25 million credit line and a $.75 million term loan. Interest rates accrue at prime plus 1.25% on the credit facility and at prime plus 1.50% for the term loan. The outstanding portion of the credit facility is recorded in long-term debt on the Consolidated Condensed Balance Sheet for the period ended June 30, 1998.

5.  LONG-TERM COMPENSATION PLAN

On March 25, 1998, restricted stock agreements were finalized with three of the Company's executives in lieu of a deferred bonus agreement outlined in fiscal year 1997. Under the terms of such agreements, each employee shall receive 85,200 shares of Common Stock subject to certain conditions and continued employment. The shares vest ratably over eight quarters beginning with the quarter ended March 31, 1998. The non-vested portion of the restricted stock awards is recorded as unearned compensation in the Consolidated Condensed Balance Sheet. In July 1998, 60,200 unvested shares were forfeited by Mark A. Kirk upon his resignation as President and Chief Executive Officer of the Company.

6. LITIGATION

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against HMI Industries Inc and one of Health Mor B.V.'s Managing Directors, Mr. Kevin Dow, on or about December 3, 1997, in bankruptcy case asserting that HMI Industries Inc and Mr. Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. The Company believes that this litigation will be settled during the fourth quarter 1998 for less than $100,000. Accordingly, the Company has recorded an accrual in the quarter ended June 30, 1998.

7. RELATED PARTY TRANSACTIONS

In January 1998, the Company completed the transfer of Tube-Fab to Mr. Foley in settlement of its obligations to him. As a result of this transaction, the Company recorded an additional loss on disposal of $299,000, net of $183,300 of taxes in the second fiscal quarter of 1998.

In 1995, the Company converted $750,000 of accounts receivable from a former Filter Queen distributor to a note receivable. This distributor was an officer of a majority owned subsidiary of the Company. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. The note receivable of $228,414 is reflected in current assets as a note receivable at September 30, 1997. During the quarter ended March 31, 1998, the Company relinquished land and a building valued at $523,400 and the related mortgage in the amount of $316,500 in exchange for an increase in the note receivable noted above.

PART I - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS

NET PRODUCT SALES- Net product sales for the quarter ended June 30, 1998 decreased by $874,200 or 8.0% in the comparable quarter of fiscal 1997. Net product sales of $29,198,000 for the nine months ended June 30, 1998 represent a decline of $9,776,000 or 25.1% compared to $38,974,000 for the nine months ended June 30, 1997. The decrease in sales is due primarily to the distressed economic conditions in the Asian markets and lower sales in North America. Sales in Asia have continued to be adversely affected by the unstable economic conditions and devaluation of certain currencies, primarily in Korea. North American sales were adversely affected due to a lower distributor base and stricter credit policies implemented by the Company. Effective January 1, 1998, the Company implemented a North American cash basis sales policy which resulted in both lower sales and reduction in the number of distributors in the network. Although this policy has lowered the current sales level in North America, the Company believes that the overall long-term financial health of the network and quality of its distributors will be strengthened in this market.

FINANCING REVENUE- Financing revenue represents the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. The decline in financing revenue is primarily attributable to the Company's decision in January 1998 to discontinue the financing of contracts to the end customers. Prior to January 1998, the Company had tightened the finance contract credit requirements thus decreasing the volume of contracts.

GROSS PROFIT- Gross profit, exclusive of financing revenue, for the quarter ended June 30, 1998 was $2,284,800, or 22.6 %, as compared to $2,433,400, or
22.2%, in the quarter ended June 30, 1997. Gross profit, exclusive of financing revenue, for the nine months ended June 30, 1998 was $8,423,300, or 28.8%, compared to $10,963,200, or 28.1%, for the comparable period. As a result of the discontinuance, in December 1997, of the Elektrapure product line and after efforts to sell the line in the first two quarters of fiscal 1998 proved unsuccessful, the Company recorded a charge in the quarter ended June 30, 1998 of $520,000, related primarily to the Elektrapure line. Exclusive of this special charge the gross margin percentage for the quarter and nine months ended June 30, 1998 would have been 28.0% and 30.6%, respectively. This improvement in the gross margin percentage, exclusive of the special charge, is reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 to strengthen business processes, reduce costs, and improve quality. These initiatives continue today as management conducts its review of component costs and continues to strengthen operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") costs decreased by $2,167,500 for the quarter ended June 30, 1998 versus the comparable quarter of fiscal 1997. SG&A expenses for the nine months ended June 30, 1998 were $4,691,700 lower than the comparable period in fiscal 1997. Included in these 1998 year-to-date costs are severance charges of $239,000 related to the reduction of the Company's salaried personnel in January 1998, bad debt expense of $1,873,000, offset by a reduction in employee incentive expenses of $599,300. The expense for bad debt resulted primarily from the continuing deterioration of the receivables associated with the Company's elimination of credit in North America and changes in the way the Company went to market in the retail and Canadian channels. SG&A was higher as a percent of sales due to depressed sales volume in the first nine months of 1998. The Company anticipates that the cost reduction measures, initiated in 1997 and continued into fiscal 1998, should continue to further reduce SG&A costs in the foreseeable quarters. These initiatives include implementation of a cash basis policy for North American distributors effective January 1, 1998 and targeting of non-sales growth expenses. While the cash basis sales policy has currently lowered sales, the Company believes that over time this policy should improve the Company's liquidity, strengthen the financial health of its distribution network and reduce future bad debt expense.

INTEREST EXPENSE - Interest expense for the quarter ended June 30, 1998 was $553,600 lower than the comparable quarter due primarily to lower outstanding balances on the credit facility as the Star Bank credit facility was retired from the proceeds of the Bliss sale (See Note 4 to Consolidated Condensed Financial Statements). Interest expense for the nine months ended June 30, 1998 was $1,338,000 compared to $1,647,900 for the nine months ended June 30, 1997.

DISCONTINUED OPERATIONS. No income or loss from discontinued operations was recorded in the quarter ended June 30, 1998. The Company recorded pre-tax combined income from Tube-Fab, and Health-Mor Personal Care Corp. of $336,100 for the nine months ended June 30, 1998. The Company recorded pre-tax income from Bliss of $361,400 for the nine months ended June 30, 1998. The Company's steam cleaning business, Household Rental Systems, recorded pre-tax income of $10,200 for the nine months ended June 30, 1998.

Sales applicable to the discontinued operations for the quarters ended June 30, 1998 and 1997 were $-0- and $20,701,500, respectively. For the nine months ended June 30, 1998 and 1997 sales were $34,174,600 and $56,647,200, respectively.

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

The Company has performed a detailed review and assessment of the impact of the Year 2000 issue on its continuing operations, addressing both information technology ("IT") and non-IT systems. In connection with this review, the Company believes that the remaining costs to be incurred to address the Year 2000 issue subsequent to June 30, 1998 will not have a material adverse impact on the Company's future operating results, financial condition, or cash flows. During fiscal 1997 and 1996, the Company implemented new information systems throughout its continuing operations which are Year 2000 compliant. The Company's remaining Year 2000 issue activities consist of replacing a minimal amount of older personal computer equipment and investigating the status of Year 2000 compliance for its major suppliers and other providers. While the Company is beginning its investigation of such other parties (principally of its suppliers and other providers), there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

The Company has not yet accessed the most reasonably likely worst case Year 2000 scenarios or their effect on the Company's results of operations, liquidity, and financial condition. The Company intends to analyze the consequences of any possible events, trends or uncertainties regarding worst case Year 2000 scenarios in the coming months.

LIQUIDITY AND CAPITAL RESOURCES

The working capital balance at June 30, 1998 was $6,315,300, an increase of $3,479,900 from the September 30, 1997 balance of $2,835,400. Cash flows from operating activities utilized net cash of $6,689,700 for the nine months ended June 30, 1998, principally due to decreases in payables and other accrued liabilities and an increase in inventories, offset by a decrease in receivables. The decrease in receivables of $2,084,200 was due primarily to lower sales and tighter credit terms associated with the cash basis sales policy in North America. Inventories increased by $1,805,100 due primarily to higher inventory levels at Bliss required to support higher sales levels in the second fiscal quarter and increased consumer goods inventory due to lower than anticipated sales in the third quarter of 1998. Accounts payable decreased by $2,944,200 primarily due to an improved liquidity position. The decrease in accrued liabilities of $2,393,800 is a direct result of decreases in accrued group insurance, severance, employee incentives, and other operating accruals. The aforementioned variances relate to information in the Consolidated Condensed Statements of Cash Flow in which items relating to discontinued operations have not been disaggregated as they have in the Consolidated Condensed Balance Sheet.

On March 27, 1998, the Company completed the sale of Bliss to an investor group led by Mr. Dunn and the Buyer (See Note 2 to Consolidated Condensed Financial Statements). Proceeds from the sale were applied to the retirement of substantially all of the Company's debt (see Note 4 to Consolidated Condensed Financial Statements), certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and funding for the Bliss profit sharing plan. The Company expects to receive additional proceeds from the sale of Bliss in the fourth quarter of fiscal 1998, pending agreement between the Company and the Buyer on the final closing balance sheet.

In April 1998, the Company received proceeds of $1,050,000 in connection with the sale of the Household Rental Systems.

Effective April 1998, the Company entered into a $5,000,000 secured discretionary credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at
 .375% per annum on the unused credit facility. The secured facility consists of a $4.25 million credit line and a $.75 million term loan. Interest rates accrue at prime plus 1.25% on the credit facility and at prime plus 1.50% for the term loan. The outstanding portion of the credit facility is recorded in long-term debt on the Consolidated Condensed Balance Sheet for the period ended June 30, 1998.

The Company anticipates that its current working capital, cash flow generated from future operations and its existing credit facility will be sufficient to fund the Company's capital requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR "SAFE HARBOR"
PURPOSES UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding the future financial health of the distribution network, "Gross Profit" pertaining to operational initiatives and the improvement of the gross margin percentage, "Selling, General and Administrative" pertaining to the cost reduction measures, financial health of the distribution network, and future reduction of bad debt expense, "Year 2000" concerning the impact of costs incurred on the Company's future operating results, financial condition and cash flows and the potential impact of suppliers, and "Liquidity and Capital Resources" concerning proceeds that the Company expects to receive from the finalization of the Bliss closing balance sheet and sufficiency of funds for the Company's capital requirements. Such forward-looking statements are subject to certain uncertainties including the determination of the final purchase price adjustment from the sale of Bliss, retention and rebuilding of the Consumer Products Division distribution network and the ability of the Company to implement cost reduction measures. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Index to Exhibits
     ----------------------

  10.00         Material Contracts     Health-Mor Personal Care Corporation
                                       Purchase Agreement, incorporated by
                                       reference from Form 10-Q for the quarter ended March 31, 1998

  27.00         Financial Data Schedule

     (b)  Reports on Form 8-K
     ------------------------

On April 8, 1998, the Company filed a Form 8-K with the Commission, announcing the March 27, 1998 sale of its subsidiary Bliss Manufacturing to Rhone Capital L.L.C. Pro-forma financial information was incorporated by reference to Schedule 14A filed with the SEC on March 12, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HMI Industries Inc.
                                                 -------------------
                                                    (Registrant)

Date:    August 13, 1998                         /s/ Julie A. McGraw
         ---------------                         -------------------
                                                 Corporate Controller and Chief
                                                 Accounting Officer