Form 10-K
period 1998-09-30
HMI INDUSTRIES INC
filed 1998-12-23
CIK 46445

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  36-1202810
---------------------------------------     ----------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   Incorporation or organization)


3631 Perkins Avenue, Cleveland, Ohio                          44114
----------------------------------------            --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990

Securities registered pursuant to Section 12(b) of the Act:  None
-------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                      ------------------------------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past ninety (90) days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on December 1, 1998 was approximately $2,872,370.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at December 1, 1998
-------------------------------------------    --------------------------------
      Common stock, $1 par value per share                5,179,368

                       Documents Incorporated by Reference

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 1998 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on page  45.     This report consists of 45 pages.
==============================================================================

TABLE OF CONTENTS
-----------------
PART I....................................................................................................2

   ITEM 1.  BUSINESS......................................................................................2
     (a)  General Development of Business.................................................................2
     (b)  Financial Information About Industry Segments...................................................2
     (c)  Narrative Description of Business...............................................................3
     (d)  Financial Information About Foreign and Domestic Operations and Export Sales....................4
   ITEM 2.  PROPERTIES....................................................................................6
   ITEM 3.  LEGAL PROCEEDINGS.............................................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................6

PART II...................................................................................................6

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................6
   ITEM 6.  SELECTED FINANCIAL DATA.......................................................................8
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9
     Results of Operations - 1998 compared with 1997......................................................9
     Results of Operations - 1997 compared with 1996.....................................................12
     Liquidity and Capital Resources.....................................................................13
     Cautionary Statement for "Safe Harbor" - Purposes Under the Private Securities
      Litigation Act of 1995.............................................................................15
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................16
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................16
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........16

PART III.................................................................................................16

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...............................................16
   ITEM 11. EXECUTIVE COMPENSATION.......................................................................16
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................16
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................16

PART IV..................................................................................................17

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................17

SIGNATURES...............................................................................................18


INDEX TO FINANCIAL STATEMENTS............................................................................19


INDEX TO EXHIBITS........................................................................................45

PART I.

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS
HMI Industries Inc. (the "Company" or "registrant") was known as Health-Mor Inc. until 1995. The Company was reorganized in 1968 as a Delaware corporation, succeeding an Illinois corporation originally formed in 1928. As of the end of fiscal 1998, the business of the Company consists of the manufacture and sale of floor care and air filtration products, primarily portable bagless vacuum cleaners sold under the trade names "Filter Queen," "Princess," "Majestic," and "Empress," central vacuum cleaning systems sold under the trade names "Vacu-Queen" and "Majestic II," and portable room air cleaners sold under the trade name "Defender."

The operations of the Company are carried on through its plant in Cleveland, Ohio, and its wholly-owned subsidiaries HMI Incorporated (incorporated in Ontario, Canada), Health-Mor International, Inc., which meets the qualifications under the Internal Revenue Code as a foreign sales corporation (incorporated in the U.S. Virgin Islands), Health-Mor Acceptance Corporation (incorporated in Delaware), HMI Acceptance Corporation (incorporated in Ontario, Canada), and Health-Mor Acceptance PTY Ltd. (incorporated in Sydney, Australia). The financing subsidiaries; Health-Mor Acceptance Corporation, HMI Acceptance Corporation and Health-Mor Acceptance PTY Ltd. have discontinued the financing of contracts to end customers.

In fiscal 1997, the Company decided to sell its manufactured products businesses and any poor performing consumer goods product lines. As a result of this decision, Bliss Tubular Products ("Tubular"), which engaged in the bending of aluminum, steel and copper tubing, was sold in fiscal 1997. In fiscal 1998, the Company sold the following subsidiaries: Tube-Fab Ltd. ("Tube-Fab"), a Canadian subsidiary which manufactured tubular products for the aircraft, military, communications, specialty architectural industries, and manufactured precision machined products for aircraft engines for the aerospace industry; Bliss Manufacturing Company ("Bliss"), an Ohio subsidiary which manufactured sheet metal stamping and sub-assemblies, and painting and welding in conjunction therewith, for the automotive and truck manufacturing, materials handling equipment, military and plumbing industries; Household Rental Systems ("HRS"), a Canadian entity that sold and leased carpet cleaning systems; and Health-Mor Personal Care Corp. ("Personal Care"), a Delaware subsidiary which sold needleless insulin injectors.

The Company discontinued selling the "Optima" portable canister vacuum and the "Princess 2000" upright vacuum cleaner in 1997, and discontinued the "Elektrapure" portable canister vacuum product in 1998. Sale of the "SuperNaturals" brand of cleaning products was ended in 1997, and most of the Home Impressions product lines were discontinued in 1997, except for the "Vacu-Queen" central vacuum cleaning system.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
As of September 30, 1998, the Company's continuing operations consist of a single operating segment. See Note 11 of the Notes to the Consolidated Financial Statements found on page 40 for further information.

(C)  NARRATIVE DESCRIPTION OF BUSINESS
The principal products of the Company are floor care and air filtration products for surface and air cleaning and the removal of dust, dirt and pollutants and include bagless portable vacuum cleaners, portable room air cleaners and central vacuum cleaning systems. Portable bagless vacuum cleaners are sold under the trade names "Filter Queen", "Princess", "Majestic", and "Empress". Portable room air cleaners are sold under the trade name "Defender". The central vacuum cleaning systems are sold under the trade names "Vacu-Queen" and "Majestic II". The bagless portable canister vacuums consist of a high filtration canister type suction cleaner, motorized vacuum cleaning head with a revolving brush ("Pow-R-Nozzle"), hose, wand, brushes and other cleaning tools. The Company also offers accessories for use with its bagless vacuum cleaners, most of which are attached to the exhaust outlet and may be used as room deodorizers, air circulators, and for other operations such as the spraying of liquids. The central vacuum cleaning systems use the motorized vacuum cleaning head with a revolving brush, as well as the hose, wand, brushes and other cleaning tools. The Company also manufactures straight suction attachments which do not have a motorized vacuum cleaning head.

The Defender portable room air cleaner has been registered by Underwriters Laboratories and Canadian Standards Authority as an Air Filtration Device.

The Company's products are marketed in the United States, Canada, and in over forty other countries, with the brand names used depending on the country in which the products are being marketed. The Company markets the Filter Queen Majestic (worldwide), the Princess (Asia and Mexico) and the Empress (U.S.) through independent distributors who sell to the consumer directly through their own independent representatives and indirectly through the representatives of smaller independent local distributors. In the U.S. the Majestic and Defender are marketed together as the Filter Queen Indoor Air Quality System. The Defender is also marketed in conjunction with the Filter Queen Majestic in Canada and certain countries in Europe, the Middle East and Asia.

Central vacuum cleaning systems are marketed in Canada and certain European countries under the trade name "Vacu-Queen" through retail distributors, under the trade name "Majestic II" through direct distributors in the U.S., and under the Filter Queen trade name through direct distributors in Canada.

The Company experiences strong competition in the sale of its vacuum cleaners and central vacuum systems. In the case of sales through in-home solicitation, this competition is primarily with vacuum cleaner equipment in use in the home at the time of the sales presentation. There are many significant vacuum cleaner manufacturers, plus many regional and private label manufacturers, who make numerous brand name vacuum cleaners in the United States. Most of these are sold through department stores, discount houses, appliance shops and by catalog, generally at substantially lower prices than the Filter Queen. There are nine companies in the U.S., eight companies in Canada, four companies in Europe and two companies in Asia which compete significantly with the Company in distribution of vacuum cleaners by in-home solicitation. Many of its competitors in the sale of vacuum cleaners are substantially larger and have greater resources than the Company. The Company believes that its vacuum cleaners are competitive with other vacuum cleaners because of their performance and warranty. The Defender room air cleaner has only one significant competitor in the U.S. One of the Company's direct sales competitors recently introduced a room air cleaner sold in tandem with its vacuum cleaners. It is the practice of the Company, along with other companies in the vacuum cleaner industry, to maintain sufficient amounts of inventory to meet the rapid delivery requirements of customers. The Company operates with a minimal backlog (backlog at September 30, 1998 was $75,100).

The Company has begun developing a new customer contact program that will allow its distributors to generate new leads from existing customers. In the past, the Company's distribution network has focused on existing customers only as a means to sell consumables, accessories and add-on products. Preliminary tests of this new customer contact program in Europe have produced positive results. The Company is expanding the program with similar tests in the U.S. and Canada. The anticipated increase in whole goods sales will continue to create an increased demand for consumables and accessories (the traditional After the Sale ("ATS") revenue source). This new ATS strategy, however, is designed specifically to add to the Company's revenues through increased whole goods sales.

The Company holds trademark or trade name registrations on the principal trademarks and trade names used in its business. These trademarks have been registered in the United States, Canada and other countries in which the Company has distributors which sell a significant number of units. The Company owns a number of patents in the United States, Canada and other countries on various features of the Filter Queen, Vacu-Queen and related products. The Company does not believe that its business is materially dependent on any patent or group of patents.

     EMPLOYEES

The Company and its subsidiaries employed 143 persons at September 30, 1998 throughout the world.

     ENVIRONMENTAL POLICIES AND CONTROLS

To the Company's knowledge, it is in compliance with all applicable Federal, State and local laws relating to the protection of the environment. It does not anticipate that any laws or regulations relating to the protection of the environment will have any material effect on its earnings, capital expenditures, or competitive position. The Company does not anticipate making any material capital expenditures for environmental control facilities during the current and succeeding fiscal years.

     METHODS OF PRODUCTION AND RAW MATERIALS

The Company assembles finished parts purchased from various suppliers. Manufacture of the central vacuum cleaning systems is done by another manufacturer under contract with the Company.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

Financial information relating to foreign and domestic operations for the years ended September 30, 1998, 1997 and 1996 are set forth in Note 11 of the Notes to Consolidated Financial Statements found on page 40.

     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                             AGE                        POSITION AND TERMS OF SERVICE AS OFFICER
----                             ---                        ----------------------------------------
James R. Malone                  55        Chairman and Chief Executive Officer (1)
Carl H. Young III                57        President, Chief Operating Officer and General Counsel (2)
Robert M. Benedict               55        Vice President, Chief Financial Officer, Treasurer and Assistant
                                           Secretary (3)
Julie A. McGraw                  34        Corporate Controller, Chief Accounting Officer and Assistant
                                           Secretary (4)

(1) Mr. Malone was elected Chairman of the Board of Directors in December 1996 and Chief Executive Officer in May 1997. From 1993 to 1997, Mr. Malone was Chairman, President, and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass containers.

(2) Mr. Young was elected President and Chief Operating Officer effective July 6, 1998. He served as Executive Vice President, General Counsel, and Assistant Secretary from May 1997 to July 6, 1998 and served as Vice President and General Counsel from February 1997 to May 1997. From 1993 to 1997, Mr. Young served as Senior Vice President and General Counsel of Anchor Glass Container Corporation.

(3) Mr. Benedict was elected Chief Financial Officer effective May 18, 1998 and Vice President and Treasurer in May 1997. From 1995 to 1997 he was Assistant Treasurer of Sealy Inc., a mattress manufacturer. From 1992 to 1995 he was Vice President of Benedict, Kubit & Associates, a consulting firm.

(4) Ms. McGraw was elected Corporate Controller on March 25, 1998. She served as Assistant Corporate Controller from July 1996 until March 25, 1998. From 1994 until July 1996 she was Manager of Corporate Accounting with Moen Inc., a faucet manufacturer. From 1991 to 1994 she was Manager of Accounting with Isolab Inc., a manufacturer of medical test kits.

ITEM 2. PROPERTIES

The following table sets forth the location, character and size (in square feet) of the real estate used in the operations of the Company at September 30, 1998:

Location                           Character                              Square Feet
-------------------------------    --------------------------------    ------------------
  United States of America
  Cleveland, Ohio                  Owned office, plant & warehouse       210,000

  Naples, Florida                  Leased office space
                                                                           1,690


ITEM 3.  LEGAL PROCEEDINGS

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against the Company and one of Health Mor B.V.'s Managing Directors, Mr. Kevin Dow, on or about December 3, 1997, asserting that the Company and Mr. Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. This litigation was settled during the fourth quarter of fiscal 1998 for approximately $85,000.

Claims arising in the ordinary course of business are pending against the Company. Although these are in various stages of the litigation process, management believes that none of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of the Company is listed and traded on the Nasdaq Stock Market under the symbol "HMII". On September 14, 1998, the Company received a letter from Nasdaq stating that the Company's stock had failed to maintain a market value of public float greater than or equal to $5,000,000 in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1. The Company was given 90 days to demonstrate compliance with the minimum $5,000,000 market value of public float required or be delisted, or to seek procedural remedies. The Company has requested a hearing with Nasdaq Hearings Department to discuss the demonstration of compliance. The hearing is expected to be held in January 1999.

As of September 30, 1998, there were approximately 242 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of the Company's common stock on the NASDAQ Stock Exchange for the years ended September 30, 1998 and 1997, are as follows:

1998
                              High               Low               Dividend
                         ----------------  ---------------   -----------------
            1st Quarter       6                 4 5/8               $ .0000
            2nd Quarter       6 1/2             3 7/8               $ .0000
            3rd Quarter       5 1/8             2 7/8               $ .0000
            4th Quarter       3 5/8             1 1/4               $ .0000

1997
                              High               Low               Dividend
                         ----------------  ---------------   -----------------
            1st Quarter       6 3/4             4 3/4               $ .0000
            2nd Quarter       8                 5 1/8               $ .0000
            3rd Quarter       7 1/8             5                   $ .0000
            4th Quarter       6 1/4             3 7/8               $ .0000

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. No dividends were declared in 1998 or 1997 due to continued losses. The credit agreement with the Company's lender presently prohibits the Company from declaring or paying any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                1998               1997               1996               1995              1994
                                            --------------     -------------      -------------      -------------     -------------
Net Revenue From Continuing Operations   $     39,075,995   $    50,490,250    $    59,548,908    $    62,785,302   $    52,759,037
Operating Costs and Expenses             $     48,202,974   $    68,603,306    $    63,882,184    $    60,509,044   $    50,539,058
Other Income (Expense), net              $     (1,663,328)  $   (2,650,313)    $   (4,272,428)    $   (1,282,491)   $   (1,080,894)
Income (loss) Before Discontinued
  Operations  Before Taxes               $   (10,790,307)   $  (20,763,369)    $   (8,605,704)    $       993,767   $     1,139,085
Income (loss) Margin Before
Discontinued                                      (27.6%)           (41.1%)            (14.5%)               1.6%              2.2%
  Operations Before Taxes
Income Taxes (benefits)                  $    (2,216,786)   $   (7,285,949)    $   (2,838,259)    $     (614,791)   $      (69,510)
Income Tax Rate                                     20.5%             35.1%              33.0%              69.1%              6.1%
Income (loss) before Discontinued
  Operations                             $    (8,573,521)   $  (13,477,420)    $   (5,767,445)    $     1,608,558   $     1,208,595
Income (loss) Margin Before
  Discontinued Operations                         (21.9%)           (26.7%)             (9.7%)               2.6%              2.3%
Income (loss) From Discontinued
  Operations                             $        441,631   $     2,347,039    $   (1,965,815)    $     3,833,317   $     3,422,894
Gain (loss) on Disposal                  $      7,157,171   $   (5,519,684)    $   (2,280,844)    $           ---   $           ---
Cumulative Effect-
    Change of Accounting for Income      $            ---   $           ---    $           ---    $           ---   $       719,016
Taxes
Net Income (loss)                        $      (974,719)   $  (16,650,065)    $  (10,014,104)    $     5,441,875   $     5,350,505
Net Income (loss) Margin                           (2.5%)           (33.0%)            (16.8%)               8.7%             10.1%

Per Share Data - Basic:
Income (loss) Before Discontinued
  Operations                             $         (1.66)   $        (2.72)    $        (1.18)    $           .33   $           .25
Income (loss) From Discontinued
  Operations                             $            .09   $           .47    $         (.40)    $           .79   $           .70
Net Income (loss)                        $         (0.19)   $        (3.36)    $        (2.04)    $          1.12   $          1.09
Cash Dividends                           $           .000   $          .000    $          .263    $          .346   $          .324
Weighted Average Number of Common
  Shares Outstanding                            5,169,830         4,956,276          4,912,135          4,876,599         4,888,395

Per Share Data - Diluted:
Income (loss) Before Discontinued
  Operations                             $         (1.66)   $        (2.72)    $        (1.18)    $           .31   $           .23
Income (loss) From Discontinued
  Operations                             $            .09   $           .47    $         (.40)    $           .73   $           .67
Net Income (loss)                        $         (0.19)   $        (3.36)    $        (2.04)    $          1.04   $          1.04
Cash Dividends                           $           .000   $          .000    $          .263    $          .323   $          .308
Weighted Average Number of Common
  Shares Outstanding                            5,169,830         4,956,276          4,912,135          5,226,399         5,146,445

Total Assets                             $     24,408,783   $    54,590,133    $    92,511,124    $    85,191,635   $    78,642,212
Long-Term Debt                           $        549,819   $       762,777    $    22,334,613    $    14,050,715   $    13,176,973
Stockholders' Equity                     $     14,099,005   $    14,551,505    $    30,882,960    $    40,350,913   $    37,901,982
Book Value Per Share                     $           2.73   $          2.94    $          6.29    $          8.27   $          7.75
Working Capital                          $        490,339   $     2,679,961    $    24,981,647    $    23,771,993   $    22,941,184

Ratio of Current Assets to Current                   1.05              1.07               1.77               1.91              1.99
Liabilities
Percent of Earnings on Average
  Stockholders' Equity                            (6.80%)           (73.3%)            (28.1%)              13.9%             14.8%
Percent of All Dividends to Net Income                ---               ---            (12.9%)              31.0%             29.7%
Stock High                                          6 1/2             8 1/8                 15                 17            19 1/8
Stock Low                                           1 1/4             3 7/8              4 3/4             13 1/4            11 1/4
Average Annual Price to Earnings Ratio             (20.6)             (1.8)              (4.8)               13.5              13.9
Average Annual Dividend Yield                         ---               ---               2.7%               2.3%              2.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained in this section relates only to the continuing operations of the Company.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997
NET PRODUCT SALES- Net product sales for the fiscal year ended September 30, 1998 decreased by $11,131,000 or 22.3% as compared to fiscal 1997. The decrease in sales is due primarily to the distressed economic conditions in the Asian markets and lower sales in North America. Sales in Asia have continued to be adversely affected by the unstable economic conditions and devaluation of certain currencies, primarily in Korea. North American sales were adversely affected due to a lower distributor base and stricter credit policies implemented by the Company. Effective January 1, 1998, the Company implemented a North American cash basis sales policy which resulted in both lower sales and reduction in the number of distributors in the distribution network. Although this policy has lowered the current sales level in North America, the Company believes that the overall long-term financial health of the network and quality of its distributors will be strengthened in this market, however, there can be no assurance of such results.

The Company's net product sales and income from continuing operations are not materially impacted by inflation or any changing prices.

FINANCING REVENUE AND OTHER INCOME- Financing revenue represents the interest and fees generated on the contracts financed by the Company's Australian, Canadian, and United States Subsidiaries. Financing revenues declined to $328,000 in fiscal 1998 from $612,000 in fiscal 1997, a 46% decrease. The decline in financing revenue is primarily attributable to the Company's decision in January 1998 to discontinue the financing of contracts to end customers. Prior to January 1998, the Company had tightened the finance contract credit requirements thus decreasing the volume of contracts.

GROSS PROFIT- Gross Profit, exclusive of financing revenues, for fiscal 1998 was $10,885,000, or 28.1% as compared to 1997 gross profit of $13,869,000 or 27.8%.
As a result of the discontinuance of the Elektrapure product line in December 1997 and after efforts to sell the line in the first two quarters of fiscal 1998 proved unsuccessful, the Company recorded a charge in the quarter ended June 30, 1998 of $520,000 to reduce the Elektrapure line inventories to their estimated net realizable value. Quarterly, the Company performs a study of slow moving and/or obsolete parts. In the fourth quarter of fiscal 1998, based upon the quarterly study, the Company recorded an additional charge of $300,000 relating to slow moving "After the Sale" ("ATS") inventory. Exclusive of these special charges the gross margin percentage for fiscal 1998 would have been 30.2%. This improvement in the gross margin percentage, exclusive of the special charges, is reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 to strengthen business processes, reduce costs, and improve quality. These initiatives continue today as management conducts its review of component costs and continues to strengthen operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses decreased by $12,253,000 from fiscal 1997 to fiscal 1998. Included in these 1998 costs is bad debt expense of $2,242,000, offset by a reduction in employee incentive expenses of $672,000. The expense for bad debts resulted primarily from the continuing deterioration of the receivables associated with the Company's elimination of credit in North America and changes in the way the Company went to market in the retail and Canadian channels. Decreased variable selling expenses of $2,178,000, which are directly related to the decline in product revenue, and continuous cost cutting measures are the major contributing factors to the decrease in SG&A expenses from fiscal 1997 to fiscal 1998. The Company anticipates that the cost reduction measures, initiated in 1997 and continued into fiscal 1998, should continue to further reduce SG&A costs in the foreseeable quarters. These initiatives included implementation of a cash basis policy for North American distributors effective January 1, 1998 and targeted reduction of non-sales growth expenses. While the cash basis sales policy has currently lowered sales, the Company believes that over time this policy should improve the Company's liquidity, strengthen the financial health of its distribution network and reduce future bad debt expense. There can be no assurance, however, that such measures will have such effects.

INTEREST EXPENSE - Interest expense for fiscal year 1998 was $1,389,000, or $828,000 lower than fiscal 1997 due primarily to the retirement of outstanding balances on the Company's credit facility with Star Bank. The credit facility was retired from the proceeds of the Bliss sale (See Note 6 to the Consolidated Financial Statements).

INCOME TAXES - The effective income tax rate for the year ended September 30, 1998 was 20.5%, compared to 35.1% in 1997. The decrease in the effective tax rate (income tax benefit) from fiscal 1997 to fiscal 1998 is primarily attributable to a $1,329,000 charge recorded in fiscal 1998 for assessed and anticipated tax exposures as a result of ongoing Internal Revenue Service audits.

DISCONTINUED OPERATIONS - The Company recorded combined income, net of taxes, from Tube-Fab and Personal Care of $207,000 for fiscal year 1998. The Company recorded income, net of taxes, from Bliss of $224,000 in fiscal 1998. The Company's steam cleaning business, HRS, recorded income, net of taxes, of $10,000 for the year ended September 30, 1998. All entities were sold during fiscal year 1998 (See "General Development of Business" above and Note 2 to the Consolidated Financial Statements).

Sales applicable to discontinued operations for fiscal year 1998 and 1997 were $34,175,000 and $75,152,000, respectively.

YEAR 2000 - Older computer software programs that use two digits rather than four digits to identify the year in a date field are a concern with year 2000 approaching. If not corrected, many computer applications may fail to treat dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failures or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

Through the use of internal personnel and outside consultants, the Company has performed a detailed review to assess the impact of the Year 2000 issue on its continuing operations. In connection with this review, the Company conducted an inventory of IT and non-IT hardware and software; material vendors and customers, and business processes. Each inventoried item was addressed to evaluate its risk, to decide whether to remediate or replace, to identify its priority to the business and to develop a plan for the system.

Plans developed in the assessment phase are being executed in the implementation phase. Non-compliant IT and non-IT hardware and software are being remediated or replaced. As of December 1, 1998, the majority of the Company's IT and non-IT hardware and software utilize Year 2000 software. Remaining non-compliant hardware and software will be remediated or replaced with Year 2000 software and hardware by spring 1999. Testing, which is expected to be completed by June 30, 1999, is currently being performed to ensure compliance. Testing attempts to verify that all systems function correctly and it extends to all interfaces with key business partners.

During the assessment and testing phase, no significant information technology projects have been deferred as a result of our efforts on Year 2000.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations, financial conditions or cash flows. We are now in the process of surveying our vendors in order to ascertain their ability to continue supplying us with necessary services and materials. As of December 4, 1998, with 50.5% (100 out of 198) of the surveys returned, we have not received any negative responses. All state that they are, or will be, compliant by mid-1999. In addition to the survey, contingency plans are being developed. While approaches to reducing risks of interruption due to supplier failures will vary, options include identification of alternate suppliers, and utility providers, accumulation of inventory to assure production capability where feasible or warranted, and establishment of crisis teams to address unexpected problems. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. Year 2000 issues in our customers' operations could result in decreased sales, decreased cash flows, and increased inventory and receivables. While these events are possible, we believe our customer base is broad enough to minimize the effects of a single occurrence. In addition, the majority of the customer base is not dependent upon equipment that could be affected by the Year 2000 issues. However, steps are currently being taken to monitor the status of our customers as a means of determining risks and alternatives.

The Company estimates that the total cost to identify and fix Year 2000 problems is approximately $350,000 of which $326,000 has been incurred to date. The Company's policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of any new hardware and amortize it over the assets' useful lives. All expenses related to Year 2000 problems are being funded through operating cash flows or the existing credit facility.

NEW EUROPEAN CURRENCY- A new European currency ("Euro") is planned for introduction in January 1999 to replace the separate currency of eleven individual countries. The Euro is not expected to have any material impact on the business or financial operations of the Company. The Company conducts all European business, both pricing and marketing, in the U.S. currency. In addition, the Company has no significant foreign operations in Europe that would result in material foreign currency translation or exchange gain or loss issues.

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996
NET PRODUCT SALES- Net product sales for the year ended September 30, 1997 decreased by $8,942,000 or 15.2% as compared to fiscal 1996. The decrease in sales was due primarily to declines in North America and Asia. Weak sales in North America were attributable to a correction of high inventory levels in the distribution network, lower sales to end consumers and a reduction in the distributor base. Additionally, excess credit granted in prior years to the Company's distributors resulted in an overall deterioration of liquidity in the distribution network. Discussions with the Company's North American distributors revealed that inventories were high, at their level, due to over ordering spurred by generous credit terms from the Company. This had eroded liquidity in the Distribution Network and created a need for an inventory correction. Sales in Asia were adversely affected by economic conditions in that region and the devaluation of certain currencies. Sales gains in a strong European market continued their favorable trend.

FINANCING REVENUE AND OTHER INCOME- Financing revenues represent the interest and fees generated on contracts financed by the Company's Australian, Canadian, and United States subsidiaries. The decline in these revenues is consistent with the sales decrease experienced mainly in North America.

GROSS PROFIT- Gross Profit, exclusive of financing revenues, for fiscal 1997 was $13,869,000, or 27.8%, as compared to fiscal 1996 gross profit of $20,574,000, or 35.0%. Gross profit was adversely affected by lower volume, quality problems, and operational inefficiencies. Additionally, non-recurring charges of $1,084,000 were taken to write-off unused barter credits and tooling related to a discontinued product line. Initiatives were begun in the fourth quarter of 1997 to strengthen business processes, reduce costs, and improve quality.

SELLING, GENERAL, AND ADMINISTRATIVE - SG&A costs increased by $6,958,000 from fiscal 1996 to fiscal 1997. Bad debt expense of $4,659,000 was a major factor in the increased SG&A costs. As previously discussed, deteriorating liquidity in the North American distribution network and extended credit terms created a customer base with the inability to pay outstanding debt. As a result the Company to entered into agreements with certain distributors that will result in collected balances of substantially less than 100%.

Severance charges related to the termination of Kirk W. Foley (See Note 13 to the Consolidated Financial Statements) of approximately $2,000,000 also led to the increase in SG&A in addition to expenses incurred in March 1997 for the settlement of multiple lawsuits in Alabama for $294,000. These lawsuits were based upon a variety of tort claims covered by a confidentiality agreement. Excluding these charges, SG&A expenses would have decreased by approximately $1,200,000.

INTEREST EXPENSE - Interest expense increased $532,000 in fiscal 1997 from 1996 as a result of additional borrowings by the Company and increased interest rates in fiscal 1997.

INCOME TAXES - The effective tax rate for fiscal 1997 was 35.1 % compared to 33.0% in 1996.

DISCONTINUED OPERATIONS - As of June 30, 1997, the Company reported Tubular, Tube-Fab, and Personal Care, as discontinued operations. The Company recorded a pretax estimated loss on disposal of the assets of Tube-Fab, and Personal Care of $1,937,000 during fiscal 1997. In August 1997, the Company sold the assets of Tubular to H-P Products and recorded a pretax loss on the sale of those assets of $1,524,000. As of September 30, 1997, the Company reported Bliss as a discontinued operation. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and net operating results of these discontinued operations. Income statements for periods prior to the dates of discontinuance have been restated to reflect continuing operations. The Company reported HRS as a discontinued operation in fiscal 1996 and recorded an additional loss on disposal of $2,651,000 in fiscal 1997. At the time of the filing of the Fiscal Year 1996 Form 10-K, the Company had a letter of intent to purchase HRS for $3.2 million. That deal was not completed as the acquiring company was unable to obtain financing and subsequently filed for bankruptcy. Thereafter, when the Company went back into the market to sell HRS, there was a significant diminution in the market price, despite positive results in the operations. In November 1997, the Company received two signed letters of intent regarding the planned sale of this business. Both offers, as described in the letters of intent, were substantially lower. As a result, the assets were further written down to recognize this impairment. Sales applicable to the discontinued operations as of September 30, 1997 and September 30, 1996 were $75,152,000 and $65,772,000, respectively.

Bliss had sales of $61,813,000 for the fiscal year ended September 30, 1997, an increase of $14,654,000, or 31.1%, for the comparable period. Gross profit was 13.2% for the fiscal year 1997 compared to 16.5% for the fiscal year ended September 30, 1996. Gross profit was lower due to a change in product mix and incurrence of higher material and conversion costs that could not be passed through to customers. SG&A expense was $3,959,900 for the year ended September 30, 1997, a decrease of $580,900 from the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company's Consolidated Statements of Cash Flows contains items relating to discontinued operations which have not been disaggregated as they have in the Consolidated Balance Sheet.

OPERATING ACTIVITIES- Cash flows from operating activities utilized net cash of $7,904,000 for fiscal 1998, principally due to the gain on the disposal of Bliss of $7,485,000, provision for losses on receivables of $2,242,000, a decrease in deferred income taxes of $4,177,000 resulting from the deferred tax assets being utilized to offset the gain on the sale of Bliss, decreases in payables and other accrued liabilities, an increase in inventories and a decrease in receivables. The decrease in receivables of $1,585,000 was due primarily to lower sales and tighter credit terms associated with the cash basis sales policy in North America. Inventories increased by $1,212,000 due primarily to higher inventory levels at Bliss required to support higher sales levels in the second fiscal quarter. Accounts payable decreased by $3,074,000 primarily due to an improved liquidity position. The decrease in accrued liabilities of $2,192,000 is a direct result of decreases in accrued group insurance, severance, employee incentives, interest, and other operating accruals.

INVESTING ACTIVITIES- Net cash provided by investing activities was $28,805,000 at September 30, 1998, primarily reflecting proceeds from the sale of discontinued operations and capital expenditures. Proceeds of $29,028,000 from the sale of discontinued operations are primarily related to the sale of Bliss and HRS.

On March 27, 1998, the Company completed the sale of Bliss to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. ("Buyer") pursuant to a stock purchase agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement") (See Note 2 to the Consolidated Financial Statements). Proceeds from the sale were applied to the retirement of substantially all of the Company's debt (see Note 6 to the Consolidated Financial Statements), certain vendor obligations, transaction costs and related expenses, certain employee benefit payments, and funding for the Bliss profit sharing plan. As of September 30, 1998 the Company has recorded net proceeds from the sale of Bliss of $27,648,000.

In accordance with the Purchase Agreement, the Buyer and the Company agreed, that if any inventory reflected in the final balance sheet was not useable and saleable within time periods specified within the Purchase Agreement, then the Buyer had the right to sell to the Company any such inventory. As of the date of this filing the Company does not know how much, if any, inventory will be required to be purchased from the Buyer.

Also in accordance with the Purchase Agreement, upon the first anniversary of the closing date, the escrow agent shall pay and distribute to the Company, from the escrow fund, all amounts that remain in the escrow fund less the outstanding claim reserve, as defined in Exhibit A to the Purchase Agreement. The maximum amount the Company can receive from the escrow fund is approximately $500,000.

Any monies received from the escrow fund or monies expended to purchase unusable and unsaleable inventory, or satisfy other indemnification claims owed by the Company pursuant to the Purchase Agreement, will be recorded as a gain or loss during the second quarter of fiscal 1999. If any indemnification or inventory claims against the Company would exceed the amount of funds remaining in escrow, the Company could experience a material impact on its liquidity.

In April 1998, the Company received proceeds of $1,050,000 in connection with the sale of HRS.

FINANCING ACTIVITIES- Net cash used in financing activities was $21,089,000, as compared to $5,298,000 in fiscal 1997, which included $46,085,000 for payments of credit facility and $5,244,000 for payment of long term debt offset by $30,287,000 in proceeds from the credit facility.

Upon the completion of the sale of Bliss, the Company retired its debt to Star Bank under the terms of an amended and restated credit agreement entered into in June 1997 ($19,636,000, including interest and fees), paid off a special term loan entered into in December 1997 ($2,000,000) and paid off equipment leases at Bliss ($410,000). Additionally, the Company received additional financing of $1,200,000 from the bank upon the filing of its fiscal 1997 tax return in January 1998. Upon receipt of the refund from the fiscal 1997 tax return ($3,600,000), the principal amount of $1,200,000 was repaid plus fees and interest. The remainder of the tax refund was used to fund working capital requirements.

Upon the sale of Bliss, the Company also made a final payment of $1,749,000 on unsecured, 9.86%, seven year private placement term notes, paid off the Australian Unsecured Demand Authorization ($237,600), and made a repayment on all outstanding amounts under the bank credit facility utilized by the Company's Netherlands operation ($431,900).

Effective April 1998, the Company entered into a $5,000,000 secured discretionary credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at
 .375% per annum on the unused credit facility. The secured facility consists of a $4.25 million credit line and a $.75 million term loan. Availability under the credit facility is tied directly to the value of eligible collateral, which consists of assets of the Company in the form of accounts receivable and inventory. Interest rates accrue at prime plus 1.25% on the credit facility and at prime plus 1.50% for the term loan. The outstanding portion of the credit line is recorded in long-term debt on the Consolidated Balance Sheet for the period ended September 30, 1998 as the facility does not mature until 2001.

The credit facility agreement includes, but is not limited to, various covenants that limit the Company's ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of September 30, 1998, the Company was not in compliance with one of these; however, the Company obtained a waiver on this covenant through September 30, 1998. Additionally, the credit agreement was amended in December 1998, to adjust the restrictive covenant referred to above.

In October 1998, the Company announced the intention to investigate the possible sale of its current facility in Cleveland and move operations to a more suitable facility. The excess space and inefficient configuration of the current facility prompted this management decision. Management expects to sell the current facility in early January 1999 to a local real estate investment company. The anticipated sale calls for a selling price of significantly less than the net book value of the asset recorded on the Company's records and also calls for a guarantee from the Company to leaseback the property for nine months. The leaseback can be extended by the Company for up to 24 months.

The Company intends to move the corporate office, warehouse and manufacturing facilities, to a leased building of approximately 75,000 square feet. This move is expected to occur in late calendar 1999.

A non-cash loss on the disposal of the building, estimated at $2,690,000, is expected to be recorded in late December 1998 or early January 1999, upon consummation of the aforementioned sale, to record the difference between the agreed upon selling price and the net book value of the property. The Company believes that its current working capital, cash flow generated from future operations and its existing credit facility will be sufficient to fund the Company's capital requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" - PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding the future financial health of the distribution network, "Gross Profit" pertaining to operational initiatives and the improvement of the gross margin percentage, "Selling, General and Administrative" pertaining to the cost reduction measures, liquidity, financial health of the distribution network, and future reduction of bad debt expense, "Year 2000" concerning the impact of costs incurred on the Company's future operating results, financial condition and cash flows and the potential impact of suppliers and customers, "New European Currency" concerning the immaterial impact on the business or financial operations of the Company and "Liquidity and Capital Resources" monies received from the escrow funds or expended to purchase unusable and unsaleable inventory and such affect on the Company's liquidity and sufficiency of funds for the Company's capital requirements. Such forward-looking statements are subject to uncertainties including the determination of any receipt of escrow funds or purchase of any inventory related to the sale of Bliss, retention and rebuilding of the Consumer Products Division distribution network and the ability of the Company to implement cost reduction measures. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

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

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION
See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information provided under the captions "Principal Holders of Voting Securities," "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership of Directors and Management", "Executive Compensation", and "Related Transactions" in the Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

     1. FINANCIAL STATEMENTS - Reference is made to the Index To Financial Statements, included as page 19 of this report.

     2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Index To Financial Statements, included as page 19 of this report.

     3. EXHIBITS - Reference is made to the Index To Exhibits, included as page 45 of this report.

(b) Reports on Form 8-K.
    No report on Form 8-K was filed during the last quarter of 1998.

(c) Exhibits Reference is made to the Index To Exhibits, included as page 45 of this report.

(d) Financial Statement Schedules Reference is made to the Index To Financial Statements, included as page 19 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HMI INDUSTRIES INC.
                                           (Registrant)

                                           by /s/ Robert M. Benedict
                                             ---------------------------------
                                              Robert M. Benedict
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              December 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                          /s/ Carl H. Young III                       /s/ Julie A. McGraw
-----------------------------------------    ---------------------------------------     ---------------------------------------
James R. Malone                              Carl H. Young III                           Julie A. McGraw
Chairman of the Board, Chief Executive       President, Chief Operating Officer,         Corporate    Controller    and   Chief
Officer and Director                         and Director                                Accounting Officer
December 23, 1998                            December 23, 1998                           December 23, 1998


/s/ Robert J. Abrahams
-----------------------------------------    ---------------------------------------     ---------------------------------------
Robert J. Abrahams                           Murray Walker                               Ivan Winfield
Director                                     Director                                    Director
December 23, 1998                            December 23, 1998                           December 23, 1998


/s/ Donald L. Baker                          /s/ John S. Meany, Jr.                      /s/ Mark Kirk
-----------------------------------------    ---------------------------------------     ---------------------------------------
Donald L. Baker                              John S. Meany, Jr.                          Mark Kirk
Director                                     Director                                    Director
December 23, 1998                            December 23, 1998                           December 23, 1998


                                             /s/ Barry L. Needler
-----------------------------------------    ---------------------------------------
Moffat Dunlap                                Barry L. Needler
Director                                     Director
December 23, 1998                            December 23, 1998

INDEX TO FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                             ----
Report of Management .......................................................................................  20

REPORT OF INDEPENDENT ACCOUNTANTS
  For the years ended September 30, 1998, 1997 and 1996 ....................................................  21

FINANCIAL STATEMENTS
  Consolidated Balance Sheets for the years ended September 30, 1998 and 1997 ...............................................................................................  22

  Consolidated Statements of Income for the years ended September 30,
    1998, 1997 and 1996 ....................................................................................  23


  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1998, 1997 and 1996 ......................................................................  24

  Consolidated Statements of Cash Flows for the years ended September 30,
    1998, 1997 and 1996 ....................................................................................  25


  Notes to Consolidated Financial Statements .............................................................. 26-42

  Report of Independent Accountants on Financial Statements ...............................................   43

FINANCIAL STATEMENT SCHEDULE:  II - Valuation and Qualifying Accounts
   and Reserves ...........................................................................................   44



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

The financial statements in this report have been audited by the independent accounting firm PricewaterhouseCoopers LLP. Their audits were conducted in accordance with generally accepted auditing standards and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company's financial statements.

The Audit Committee of the Board of Directors, of which outside directors are members, meets periodically with the independent auditors and management to review accounting, auditing, internal control and financial reporting matters. The external auditors have full and free access to the Audit Committee and its individual members at any time.

                                        /s/ Carl H. Young III
                                       -------------------------------------
                                       Carl H. Young III
                                       President and Chief Operating Officer

                                        /s/ Robert M. Benedict
                                       -------------------------------------
                                       Robert M. Benedict
                                       Vice President, Treasurer and Chief
                                       Financial Officer

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Stockholders of HMI Industries Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
-------------------------------
Cleveland, Ohio
December 23, 1998

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,       September 30,
                                                                                    1998                 1997
                                                                                 ------------       ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $     51,365       $    239,797

  Trade accounts receivable (net of allowance of $1,084,594 and $5,512,063)         3,892,141         10,357,999

  Notes receivable                                                                     90,180             72,972
  Finance contracts receivable                                                         42,305            496,044
  Inventories:
    Finished goods                                                                  2,292,552          2,438,282

    Work-in-progress, raw material and supplies                                     2,071,003          1,714,576

  Income tax receivable                                                                  --            3,373,898

  Deferred income taxes                                                             1,342,862          8,239,080

  Prepaid expenses                                                                    226,489            123,099

  Other current assets                                                                   --               83,307

  Net assets held for sale at realizable value                                           --           12,900,184
                                                                                 ------------       ------------
      Total current assets                                                         10,008,897         40,039,238
                                                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  5,010,053          6,194,868
                                                                                 ------------       ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                       249,821            155,442
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,756,642 and $2,511,140)                              6,446,682          6,735,578

  Deferred income taxes                                                             2,253,805               --

  Unamortized trademarks                                                              289,162            339,823

  Finance contracts receivable (less amounts due within one year)                      84,610            992,090

  Other                                                                                65,753            133,094
                                                                                 ------------       ------------
      Total other assets                                                            9,389,833          8,356,027
                                                                                 ------------       ------------
      Total assets                                                               $ 24,408,783       $ 54,590,133
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                 $       --         $    480,822

  Trade accounts payable                                                            5,118,002          6,939,040

  Income taxes payable                                                              1,126,049          1,349,163

  Accrued expenses and other liabilities                                            3,152,908          8,125,620

  Long-term debt due within one year                                                  121,599         20,464,632
                                                                                 ------------       ------------
     Total current liabilities                                                      9,518,558         37,359,277
                                                                                 ------------       ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                   549,819            762,777

  Deferred income taxes                                                                  --              573,613

  Other                                                                               241,401          1,342,961
                                                                                 ------------       ------------
      Total long-term liabilities                                                     791,220          2,679,351
                                                                                 ------------       ------------

Commitments and contingencies (Note 10)                                                  --                 --

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                --                 --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 and 5,295,556 shares, respectively                            5,368,556          5,295,556

  Capital in excess of par value                                                    7,817,756          8,050,212

  Unearned compensation, net                                                         (166,816)          (191,500)

  Retained earnings                                                                 3,103,052          4,077,771

  Cumulative translation adjustment                                                (1,037,721)        (1,418,762)
                                                                                 ------------       ------------
                                                                                   15,084,827         15,813,277
  Less treasury stock 210,191 and 269,296 shares, respectively, at cost               985,822          1,261,772
                                                                                 ------------       ------------
      Total stockholders' equity                                                   14,099,005         14,551,505
                                                                                 ============       ============
      Total liabilities and stockholders' equity                                 $ 24,408,783       $ 54,590,133
                                                                                 ============       ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
                                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                                                             1998                 1997                1996
                                                                       --------------------------------------   -----------------
REVENUES:
  Net product sales                                                     $     38,747,976    $     49,878,534    $     58,820,833
  Financing revenue and other                                                    328,019             611,716             728,075
                                                                       ------------------   -----------------   -----------------
                                                                              39,075,995           50,490,250         59,548,908
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                       27,862,674          36,009,821          38,247,052
  Selling, general and administrative expenses                                20,340,300          32,593,485          25,635,132
  Interest expense                                                             1,389,473           2,217,781           1,686,254
  Loss on investment in Holland-Electro                                                -                   -           2,012,356
  Other expenses                                                                 273,855             432,532             573,818
                                                                       ------------------   -----------------   -----------------
    Total expenses                                                            49,866,302          71,253,619          68,154,612
                                                                       ------------------   -----------------   -----------------
LOSS BEFORE INCOME TAXES                                                     (10,790,307)        (20,763,369)         (8,605,704)
Benefit for income taxes                                                      (2,216,786)         (7,285,949)         (2,838,259)
                                                                       ------------------   -----------------   -----------------
LOSS BEFORE DISCONTINUED OPERATIONS                                           (8,573,521)        (13,477,420)         (5,767,445)
                                                                       ------------------   -----------------   -----------------

Income (loss) from discontinued operations -
  Mexico (net of taxes of $-0-, $-0- and  $-0-)                                        -                   -          (1,428,183)
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                  10,196             498,131          (1,082,502)
  Bliss Manufacturing (net of taxes of $137,348, $1,323,395, and
    $1,103,664)                                                                  224,094           2,159,224           1,655,497
  Bliss Tubular (net of taxes of $-0-, $87,090, and $119,901)                          -            (142,094)           (179,851)
  Tube Fab Ltd (net of taxes of $128,733, $-0- and $-0-)                         207,341             386,095              32,042
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $339,742,
    and $641,878)                                                                      -            (554,317)           (962,818)
                                                                       ------------------   -----------------   -----------------
                                                                                 441,631           2,347,039          (1,965,815)
                                                                       ------------------   -----------------   -----------------
Gain (loss) on disposals-
  Mexico - Currency loss previously reflected as component of
   equity (net of taxes of $1,000,000)                                                 -                   -          (1,396,509)
  Mexico                                                                               -                   -             (84,335)
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                 166,679          (2,651,209)           (800,000)
  Bliss Manufacturing (net of taxes of $6,789,917, $-0-, and $-0-)             7,484,811                   -                   -
  Bliss Tubular (net of taxes of $-0-, $244,351, and $-0-)                             -          (1,279,799)                  -
  Tube Fab Ltd (net of taxes of $183,269, $-0- and $-0-)                        (299,019)         (1,020,065)                  -
  Health-Mor Personal Care Corp. (net of taxes of $119,700,
   $348,503, and $-0-)                                                          (195,300)           (568,611)                  -
                                                                       ------------------   -----------------   -----------------
                                                                               7,157,171          (5,519,684)         (2,280,844)
                                                                       ==================   =================   =================
NET LOSS                                                               $        (974,719)   $    (16,650,065)   $     (10,014,104)
                                                                       ==================   =================   =================
Weighted average number of shares outstanding                                  5,169,830           4,956,276           4,912,135
                                                                       ==================   =================   =================

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                  $           (1.66)   $         (2.72)    $          (1.18)
  Income (loss) from discontinued operations                           $            0.09    $          0.47     $          (0.40)
  Gain (loss) on disposals                                                          1.38              (1.11)               (0.46)
                                                                       ==================   =================   =================
  Net loss                                                             $           (0.19)   $         (3.36)    $          (2.04)
                                                                       ==================   =================   =================
Cash dividends per common share                                        $               -    $            -      $          0.263
                                                                       ==================   =================   =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS SEPTEMBER 30, 1998, 1997 AND 1996

                                               Capital in
                                                 Excess                                   Cumulative
                                    Common       of Par       Unearned      Retained     Translation
                                    Stock        Value      Compensation    Earnings      Adjustment
                                   ----------  -----------  -------------  ------------  -----------

Balance at September 30, 1995      $5,295,556  $  7,521,851        ---   $   32,045,894  ($2,663,904)

  Net loss                                                                  (10,014,104)
  Cash dividends - $.2625 per share                                          (1,291,446)
  Treasury shares issued                            165,093
  Foreign currency translation
    adjustment                                                                             1,586,579
                                   ----------   -----------  -----------  ------------- ------------
Balance at September 30, 1996       5,295,556     7,686,944       ---        20,740,344   (1,077,325)

  Net loss                                                                  (16,650,065)
  Treasury shares issued                            363,268                     (13,288)
  Unearned compensation                                          (273,500)
  Employee benefit stock                                           82,000
  Unclaimed dividends                                                               780
  Foreign currency translation
   adjustment                                                                               (341,437)
                                   ----------   -----------    ----------  ------------  -----------
BALANCE AT SEPTEMBER 30, 1997       5,295,556     8,050,212      (191,500)    4,077,771   (1,418,762)

  NET LOSS                                                                     (974,719)
  TREASURY SHARES ISSUED                           (232,456)
  ISSUANCE OF COMMON STOCK             73,000
  PURCHASE OF TREASURY SHARES
  UNEARNED COMPENSATION                                            34,684
  EMPLOYEE BENEFIT STOCK                                          (10,000)
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                                                                               381,041
                                   ==========   =========== =============  ============  ===========
BALANCE AT SEPTEMBER 30, 1998      $5,368,556   $ 7,817,756    ($ 166,816) $  3,103,052  ($1,037,721)
                                   ==========   =========== =============  ============  ===========



                                       Treasury stock           Total
                                   ----------------------    Stockholders'
                                     Shares      Amount        Equity
                                   ---------  -----------   ------------

Balance at September 30, 1995       394,526  ($1,848,484)   $ 40,350,913

  Net loss                                                   (10,014,104)
  Cash dividends - $.2625 per
   share                                                      (1,291,446)
  Treasury shares issued            (18,340)      85,925         251,018
  Foreign currency translation
    adjustment                                                 1,586,579
                                  ---------  -----------  --------------
Balance at September 30, 1996       376,186   (1,762,559)     30,882,960

  Net loss                                                   (16,650,065)
  Treasury shares issued           (106,890)     500,787         850,767
  Unearned compensation                                         (273,500)
  Employee benefit stock                                          82,000
  Unclaimed dividends                                                780
  Foreign currency translation
   adjustment                                                   (341,437)
                                    -------   ----------   -------------
BALANCE AT SEPTEMBER 30, 1997       269,296   (1,261,772)     14,551,505

  NET LOSS                                                      (974,719)
  TREASURY SHARES ISSUED            (69,105)     323,758          91,302
  ISSUANCE OF COMMON STOCK                                        73,000
  PURCHASE OF TREASURY SHARES        10,000      (47,808)        (47,808)
  UNEARNED COMPENSATION                                           34,684
  EMPLOYEE BENEFIT STOCK                                         (10,000)
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                                                   381,041
                                  =========  ===========  ==============
BALANCE AT SEPTEMBER 30, 1998       210,191   ($ 985,822) $   14,099,005
                                  =========  ===========  ==============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                For the years ended September 30,
                                                                            1998               1997               1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (974,719)      $(16,650,065)      $(10,014,104)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
        Depreciation and amortization                                     1,257,411          2,744,553          3,564,595
        (Gain) loss on disposal of discontinued operations               (7,157,171)         5,519,684          2,280,844
        Provision for loss on asset disposal                                444,278            451,297               --
        Provision for losses on receivables                               2,242,172          6,069,937          1,069,509
        Amortization of stock awards, net                                   188,985            385,766               --
        Net increase in postretirement liability                               --              488,000            435,000
        Deferred income taxes                                             4,176,640         (4,683,948)          (701,049)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                    1,585,023          3,241,172         (2,668,671)
    (Increase) decrease in inventories                                   (1,212,211)         4,362,110         (2,139,794)
    (Increase) decrease in prepaid expenses                                 (21,325)         1,716,065            (20,741)
    Decrease (increase) in other current assets                              41,963           (131,180)              --
    (Decrease) increase in accounts payable                              (3,073,699)        (3,213,858)         7,016,530
    (Decrease) increase in accrued expenses and other liabilities        (2,192,019)         4,208,023          1,015,940
    Decrease in income taxes payable                                     (3,457,073)          (774,447)        (2,465,824)
    Other, net                                                              247,737             74,895           (258,612)
                                                                       ------------       ------------       ------------
            Net cash (used in) provided by operating activities          (7,904,008)         3,808,004         (2,886,377)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                      29,027,943          2,720,916            523,783
  Capital expenditures                                                     (223,383)        (1,463,320)        (6,484,846)
                                                                       ------------       ------------       ------------
            Net cash provided by (used in) investing activities          28,804,560          1,257,596         (5,961,063)
                                                                       ------------       ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                                          30,287,487         38,491,000          7,795,616
  Payments of credit facility                                           (46,084,625)       (40,166,603)              --
  Proceeds from mortgage                                                       --               55,077          2,214,923
  Payment of long term debt                                              (5,244,038)        (3,690,397)        (2,807,706)
  Proceeds from long term debt                                                 --               12,712          3,022,807
  Dividends paid                                                               --                 --           (1,721,162)
  Acquisition of treasury stock                                             (47,808)              --                 --
                                                                       ------------       ------------       ------------
            Net cash (used in) provided by financing activities         (21,088,984)        (5,298,211)         8,504,478
                                                                       ------------       ------------       ------------

Effect of exchange rate changes on cash                                        --                 --              244,611
                                                                       ------------       ------------       ------------

Net decrease in cash and cash equivalents                                  (188,432)          (232,611)           (98,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              239,797            472,408            570,759
                                                                       ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     51,365       $    239,797       $    472,408
                                                                       ============       ============       ============



See notes to consolidated financial statements.

Items relating to discontinued operations included in the Consolidated Statements of Cash Flow have not been disaggregated as they have in the Consolidated Balance Sheets under the heading net assets held for sale at realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include all significant controlled subsidiaries. Operations include the accounts of HMI Industries Inc (the "Company") and the following wholly-owned subsidiaries: Health-Mor B.V., Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, HMI Acceptance Corporation, and Health-Mor Acceptance Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

The principal products of the Company are floor care and air filtration products for surface and air cleaning and the removal of dust, dirt and pollutants and include bagless portable vacuum cleaners, portable room air cleaners and central vacuum cleaning systems. The Company's products are marketed in the United States, Canada, and over forty other countries.

RECLASSIFICATION
Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

FOREIGN CURRENCY TRANSLATION
All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at weighted average exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity titled "Cumulative foreign currency translation adjustment". Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. During the fourth quarter of 1997, the Company recorded $719,900 to loss on disposal for cumulative translation adjustments associated with discontinued foreign operations. Upon the sale of the discontinued foreign operations in the second quarter of 1998 an additional $35,000 was recorded to loss on disposal.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
On a periodic basis, the Company's management performs a review of potentially uncollectable trade accounts receivable to provide its best estimate of the net realizable value of the receivables. This review consists of a detailed specific customer analysis and a focus on aging categorization, days sales outstanding and other related analytical procedures.

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

INVENTORIES
At September 30, 1998, inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) cost method. Inventories on the LIFO method were 100% and 90.9% of inventories in 1998 and 1997, respectively. If the FIFO method had been used for these inventories, their value would have been approximately $5,179,600 and $4,768,400 at September 30, 1998 and 1997, respectively.

At September 30, 1997, inventories related to discontinued operations were recorded in net assets held for sale and were on the FIFO cost method. The value of these inventories approximated $7,859,200.

ASSETS HELD FOR SALE

In 1997, assets held for sale included the assets of Health-Mor Personal Care Corporation, Tube-Fab Ltd., Bliss Manufacturing and Household Rental Systems. The assets and liabilities of these businesses at September 30, 1997 were reclassified to net assets held for sale and were stated at their estimated net realizable value. Subsequently, these businesses were sold during fiscal 1998 (See Note 2).

Assets held for sale at September 30, 1998 and 1997 consist of the following:

                                                         1998             1997
                                                  --------------      -----------
Accounts receivable, net                          $         --        $ 9,524,069
Inventories                                                 --          7,859,180
Property, plant and equipment, net                          --          9,240,582
Other assets                                                --          8,260,924
                                                  --------------      -----------
    Total assets                                  $         --        $34,884,755
                                                  --------------      -----------

Accounts payable                                            --          7,801,520
Accrued expenses                                            --          7,079,624
Other liabilities                                           --          5,345,289
                                                  --------------      -----------
    Total liabilities                             $         --        $20,226,433
                                                  --------------      -----------
Net assets held for sale at realizable value      $         --        $14,658,322
                                                  ==============      ===========

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
It is not practical to determine the fair value of finance contract receivables due to the unavailability of quoted market prices and the volume of outstanding contracts with varying maturity dates. The Company's finance contract receivables generally mature three years after issuance and generate interest at rates ranging from 18% to 23%.

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

REVENUE RECOGNITION
Product revenues are recognized upon the shipment of product. Prior to January 1, 1998, the Company provided extended credit terms to its distribution network. On January 1, 1998, the Company revised this policy to cash only sales terms for its North American distributors. In fiscal 1998, the Company also began offering discounts to international customers upon prepayment of shipments.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $1,382,931, $2,171,658 and $1,509,627 for the years ended September 30, 1998, 1997 and 1996, respectively.

Each of the following transactions have been treated as non-cash items for purposes of the Consolidated Statements of Cash Flows. In January 1998, accrued severance in the amount of $1,523,500, relating to the settlement agreement between the Company and Mr. Kirk W. Foley, the Company's former Chief Executive Officer, was applied to the loss on disposal reserve for Tube-Fab, which was transferred to Mr. Foley as part of such settlement agreement. During the second quarter of fiscal 1998, the Company relinquished land and a building valued at $523,400 and the related mortgage in the amount of $316,500 in exchange for an increase in a note receivable due from a former officer of the Company
(See Note 13). In July 1998, $1,534,100 of financing receivables, deemed uncollectable, were netted against related liabilities. Such liabilities, which are recorded when a financing sale occurs, are paid to a distributor office only upon the collection of the financing receivable.

During fiscal 1997, the tenant of the Company's Lombard, Illinois building, exercised his right to purchase the property at a price equal to the remaining principal debt service of approximately $800,000. The amount of the debt service equaled the net book value of the asset recorded on the Company's books. In addition, $5,286,277 of gross goodwill related to the discontinued Bliss Manufacturing operation was reclassified to net assets held for sale. During fiscal 1996, the Company assumed a mortgage of $323,000 and relieved a note receivable for $302,000 in exchange for $625,000 of fixed assets.

Items relating to discontinued operations included in the Consolidated Statements of Cash Flow have not been disaggregated as they have in the Consolidated Balance Sheets under the heading net assets held for sale at realizable value.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" and replaced "fully diluted earnings per share" with "diluted earnings per share". This statement had no effect on the resulting earnings per share for the Company. In addition, because all the common stock equivalents are anti-dilutive as of September 30, 1998, 1997 and 1996, the denominators for calculating the Company's basic and diluted earnings per share are identical.

Income per share of common stock is based upon the weighted-average number of common shares and common share equivalents outstanding. The weighted-average number of common shares and common share equivalents outstanding during 1998, 1997 and 1996 was 5,169,830, 4,956,276 and 4,912,135, respectively.

2. DISCONTINUED OPERATIONS

In fiscal 1998, 1997 and 1996, the Company reported its subsidiaries Bliss, Tube-Fab, HRS, Personal Care and Tubular as discontinued operations, as well as its sales operations in Mexico.

On March 27, 1998, the Company completed the sale of Bliss to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. ("Buyer") pursuant to a stock purchase agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement"). The proposed sale of Bliss was approved by the Company's Board of Directors during the fourth quarter of fiscal 1997 and therefore Bliss was reflected as a discontinued operation for the fiscal year ended September 30, 1997.

The purchase price paid to the Company on the closing date of the sale was $31,660,000, less $1,000,000 delivered by the Buyer to an escrow account for post-closing adjustments and indemnification obligations of the Company under the Purchase Agreement. The purchase price was subject to post-closing adjustments based on the net change in current assets less current liabilities from the reference balance sheet to the final balance sheet as defined in the Purchase Agreement.

Net of transaction fees and expenses, the Company recorded a gain, prior to post-closing adjustments, on the sale of Bliss of approximately $12,110,000 ($6,093,000 net of taxes) for the fiscal quarter ended March 31, 1998. The difference between the federal statutory income tax rate of 34% and the effective tax rate recognized on the gain on the sale was primarily attributable to a permanent tax basis difference associated with the Company's stock purchase of Bliss in 1990. Proceeds delivered at the closing from the sale of Bliss were applied to retire substantially all of the Company's debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit programs, and funding for the Bliss profit sharing plan.

In July 1998, the Buyer notified the Company that it accepted $1,348,000 of the final post-closing adjustment, but disputed other issues that had the potential to increase this adjustment. Thus, in the fiscal quarter ended June 30, 1998, the Company recorded an additional gain of $1,702,000 ($1,123,000 net of taxes) related to the final undisputed portion of the purchase price adjustment, including $500,000 in funds related to the escrow account, which in accordance with the Purchase Agreement were to be released to the Company upon resolution of any disputed items.

In August 1998, the Company recorded an additional gain of $462,000 ($268,000 net of taxes), net of transaction fees, relating to the final resolution of disputed items.

In accordance with the Purchase Agreement, the Buyer and the Company agreed, that if any inventory reflected in the final balance sheet was not useable and saleable within time periods specified within the Purchase Agreement, then the Buyer had the right to sell to the Company any such inventory. As of the date of this filing the Company does not know how much, if any, inventory will be required to be purchased from the Buyer.

Also in accordance with the Purchase Agreement, upon the first anniversary of the closing date, the escrow agent shall pay and distribute to the Company, from the escrow fund, all amounts that remain in the escrow fund less the outstanding claim reserve, as defined in Exhibit A to the Purchase Agreement. The maximum amount the Company can receive from the escrow fund is approximately $500,000.

Any monies received from the escrow fund or monies expended to purchase unusable and unsaleable inventory, or to satisfy other indemnification claims owed by the Company pursuant to the Purchase Agreement, will be recorded as a gain or loss during the second quarter of fiscal 1999.

In fiscal 1997, the Company recorded its Tube-Fab operation as a discontinued operation and recorded a pre-tax estimated loss on disposal of $1,020,000. On January 8, 1998, the Company completed the sale of Tube-Fab to Mr. Foley (see
Note 13 "Related Party Transactions"). An additional loss on disposal of $482,000 ($299,000 net of taxes) was recorded in the second quarter of fiscal 1998.

In March 1996, the Company adopted a plan to sell HRS. The Company recorded an estimated loss of the disposal of this operation of $800,000 during 1996. An additional charge of $2,651,000 on this disposal was recorded in the third and fourth quarters of fiscal 1997 to reflect the then estimated realizable value. This charge included a write-off of the entity's estimated currency translation adjustment previously reported as a component of equity. On March 31, 1997, the Company completed the sale of HRS to Integrated Capital Management Group for $1,050,000. Assets sold consisted primarily of inventory, fixed assets, and other intangible assets relating to the carpet and upholstery cleaning business. Net of transaction expenses and fees, the Company recorded a gain on the sale of $167,000 in fiscal 1998.

In the third quarter of fiscal 1997, the Company recorded Personal Care as a discontinued operation and recorded an estimated loss of $917,000 ($569,000 net of taxes). These assets were sold to Eidolon Corporation, a Canadian company, for $89,000. As a result of the sale, the Company recorded an additional loss on disposal of $315,000 ($195,000 net of taxes) in the quarter ended March 31, 1998.

In August 1997, the Company sold the assets of Tubular to H-P Products and recorded a loss on the sale of those assets of $1,524,000 ($1,280,000 net of taxes).

During the fourth quarter of fiscal 1996, the Company adopted a plan to exit its direct sales operation in Mexico. Revenue and expenses related to this business were classified as discontinued operations for the fiscal year ended September 30, 1996. The Company recorded a loss on disposal of $1,481,000 in fiscal 1996 primarily comprised of the currency devaluation which was previously reported as a component of equity, net of the U.S. tax benefit of the loss on the Company's investment in this operation.

Sales applicable to the discontinued operations were $34,174,552, $75,151,642 and $65,771,729 for the years ended September 30, 1998, 1997 and 1996, respectively.

3. NOTES RECEIVABLE

Long-term notes receivable consist of the following:

                                                      1998               1997
                                                  -----------        -----------

Notes receivable - See Note 13                    $   340,001        $   228,414

Less amounts due within one year                       90,180             72,972
                                                  ===========        ===========
                                                  $   249,821        $   155,442
                                                  ===========        ===========

4. PROPERTY, PLANT AND EQUIPMENT

                                                     1998               1997
                                                  -----------        -----------

Land                                              $     7,083        $     7,083
Buildings and improvements                          3,765,726          3,867,012
Machinery and equipment                             5,177,786          7,552,322
                                                  -----------        -----------
                                                    8,950,595         11,426,417
Accumulated depreciation                            3,940,542          5,231,549
                                                  ===========        ===========
Net property, plant and equipment                 $ 5,010,053        $ 6,194,868
                                                  ===========        ===========

In October 1998, the Company announced the intention to investigate the possible sale of its current facility in Cleveland and move operations to a more suitable facility. The excess space and inefficient configuration of the current facility prompted this management decision. Management expects to sell the current facility in early January 1999 to a local real estate investment company. The anticipated sale calls for a selling price of significantly less than the net book value of the asset recorded on the Company's records and also calls for a guarantee from the Company to leaseback the property for nine months. The leaseback can be extended by the Company for up to 24 months.

The Company intends to move the corporate office, warehouse and manufacturing facilities, to a leased building of approximately 75,000 square feet. This move is expected to occur in late calendar 1999.

A non-cash loss on the disposal of the building, estimated at $2,690,000, is expected to be recorded in late December 1998 or early January 1999, upon consummation of the aforementioned sale, to record the difference between the agreed upon selling price and the net book value of the property.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                    1998                  1997
                                                  ----------          ----------
Accrued compensation                              $1,083,350          $4,049,464
Distributor funds payable                            480,506           1,171,998
Pension and profit sharing                              --               362,560
Accrued interest                                       6,542             332,364
Other                                              1,582,510           2,209,234
                                                  ==========          ==========
                                                  $3,152,908          $8,125,620
                                                  ==========          ==========

6. CREDIT FACILITY AND LONG-TERM DEBT

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

Effective April 1998, the Company entered into a $5,000,000 secured discretionary credit facility with Heller Financial, Inc. The new credit agreement expires in April 2001 and requires an unused facility fee, computed at
 .375% per annum on the unused credit facility. The secured facility consists of a $4.25 million credit line and a $.75 million term loan. Availability under the credit facility is tied directly to the value of eligible collateral, which consists of assets of the Company in the form of accounts receivable and inventory. Interest rates accrue at prime plus 1.25% on the credit facility and at prime plus 1.50% for the term loan (9.50% and 9.75%, respectively at September 30, 1998). The outstanding portion of the credit line is recorded in long-term debt on the Consolidated Balance Sheet for the period ended September 30, 1998 as the facility does not mature until 2001.

Long-term debt consists of the following:
                                                          1998            1997
                                                       ---------     -----------
BANK LINES OF CREDIT - see above                       $508,080      $10,579,822

SPECIAL TERM LOAN, bearing interest at Prime               --          1,580,052
plus 2 1/4% (10.75% at September 30, 1997), due
in monthly installments of $50,000 through
October 1, 1998

EQUIPMENT TERM LOAN, bearing interest at Prime             --          1,951,595
plus 1/2% (9.00% at September 30, 1997), due in
monthly installments of $29,751 through October
1, 1998

REAL ESTATE TERM LOAN, bearing interest at Prime           --          2,193,750
plus 1/2% (9.00% at September 30, 1997), due in
monthly installments of $18,750 through October
1, 1998

SEVEN YEAR, 9.86% PROMISSORY                               --          1,666,667
NOTES, interest payable semi-annually and
principal payments of $1,666,666,
commencing November, 1992 through March 31, 1998

CONSTRUCTION LOAN/MORTGAGE bearing                         --          2,252,156
interest at 9.00% at September 30,
1997, collateralized by buildings,
contents and inventory, principal and
interest payments due in monthly
installments of $23,193 commencing
June 1997 through October 1, 1998

CAPITALIZED LEASE OBLIGATIONS                           163,338          478,760
bearing interest at 6.48% to  8.04% due in
monthly installments of $11,919 (including
interest) through January 2000

                                                          1998             1997
                                                      -----------      -----------
DISTRIBUTOR DEPOSITS bearing interest up to 6%        $      --        $   599,429
at September 30, 1997 payable 180 days after
termination of  distributor agreement

UNSECURED DEMAND AUTHORIZATION                               --            406,000
bearing interest at Australian prime less
1/2% (5.4% at September 30, 1997), due in
monthly installments of $25,375 payable on March
31, 1998
                                                      -----------      -----------
                                                          671,418       21,708,231
Less amounts due within one year                          121,599       20,945,454
                                                      ===========      ===========
                                                      $   549,819      $   762,777
                                                      ===========      ===========

The principal amount of long-term debt payable in the five years ending September 30, 1999 through 2003 is $121,599, $41,739, $508,080, $-0- and $-0-.
The weighted average interest rate on short term borrowings at September 30, 1998 and 1997 was 8.01% and 8.75%, respectively.

The credit facility agreement includes, but is not limited to, various covenants that limit the Company's ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of September 30, 1998, the Company was not in compliance with one of these; however, the Company obtained a waiver on this covenant through September 30, 1998. Additionally, the credit agreement was amended in December 1998, to adjust the restrictive covenant referred to above.

7. LONG-TERM COMPENSATION PLAN

The Company adopted the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan ("Plan") in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock and/or performance shares ("Awards") to key employees of the Company and its Subsidiaries and stock options for the non employee directors of the Company. Options granted under the Plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. Shares available for issuance under the Plan may be authorized and unissued shares or treasury shares. The maximum number of shares of Common Stock available for grant of Awards under the Plan are limited on an annual and cumulative basis as further defined in the Plan.

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

In May 1997, the Board of Directors approved a restricted stock grant to two executives of 20,000 shares each of common stock subject to certain restrictions. Subsequently, the executives forfeited these shares.

The shares vested over a maximum period of eight months and were subject to each executive's continued employment and other various restrictions.

In July 1997, the Board of Directors granted restricted stock and stock options under the Plan to three of its executives. Each executive was awarded 25,000 shares of restricted common stock, with 12,500 vesting on October 1, 1997 and the balance on January 2, 1998. Subsequently, the executives forfeited all 25,000 shares. An additional 75,000 shares of restricted common stock were issued in fiscal 1998 contingent upon certain conditions and continued employment. Each of these executives also received options to purchase 75,000 shares of common stock at $5.68 per share, of which 35,210 options are incentive stock options, half exercisable on July 2, 1997 and the remaining on January 2, 1998. The remaining 39,790 options are non-qualified stock options that became exercisable on July 2, 1997. All options expire July 2, 2002, to the extent not exercised.

On March 25, 1998, restricted stock agreements were finalized with three of the Company's executives in lieu of a deferred bonus agreement previously outlined in fiscal 1997. Under the terms of such agreements, each executive shall receive 85,200 shares of Common Stock subject to certain conditions and continued employment. The shares vest ratably over eight quarters beginning with the quarter ended March 31, 1998. The non-vested portion of the restricted stock awards is recorded as unearned compensation in the Consolidated Balance Sheet. In July 1998, 60,200 unvested shares were forfeited by Mark A. Kirk upon his resignation as President and Chief Operating Officer of the Company. Shares which vested on March 31 and June 30, 1998 were subsequently forfeited by the executives.

There were 69,105 treasury shares and 73,000 common shares issued pursuant to fiscal 1998 stock grants. Unamortized deferred compensation amounted to $238,800 at September 30, 1998. Total compensation expense, in conjunction with the Plan was $188,986, $659,266 and $251,000 in 1998, 1997 and 1996, respectively.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Had compensation cost for the stock granted in 1998, 1997 and 1996 been determined consistent with FAS 123, pro forma net income and earnings per share would have been as follows:

                                                       1998              1997               1996
                                                --------------     --------------      --------------
Net loss, as reported                           $      974,719     $   16,650,065      $   10,014,104
Net loss, pro forma                             $    1,107,493     $   17,482,065      $   10,515,359
Loss per Common share (basic and diluted):
  As reported                                   $         0.19     $         3.36      $         2.04
  Pro forma                                     $         0.21     $         3.53      $         2.14


Because the FAS No. 123 method of accounting has not been applied to options granted prior to 1996, the above pro forma disclosures are not necessarily indicative of future amounts.

The fair value for all options granted in 1998, 1997 and 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1998               1997          JUNE 1996      JANUARY 1996
                                          OPTIONS           OPTIONS          OPTIONS         OPTIONS
                                       --------------    --------------   --------------- ---------------
Risk free interest rate                      5.6%             6.2%             6.5%             5.3%
Expected life of option                    3 yrs.           3 yrs.           3 yrs.           3 yrs.
Expected dividend yield of stock             0.0%             0.0%             0.0%             0.0%
Expected volatility of stock                71.1%            51.5%            41.8%            41.8%


A summary of the Company's stock option activity, and related information for the years ended September 30, 1998, 1997, and 1996, is shown in the following table.

                                         Shares subject         Average option
                                           to option            price per share
                                        ---------------        ---------------
September 30, 1995, Outstanding                 381,675         $      10.46
    Granted                                     162,000                 9.08
    Canceled                                   (12,750)                 7.55
                                        ----------------
September 30, 1996                              530,925                10.18
    Granted                                     356,000                 5.52
    Canceled                                  (163,300)                 7.49
                                        ----------------
September 30, 1997                              723,625                 8.47
    Granted                                      42,000                 6.25
    Canceled                                  (311,625)                 9.07
                                        ---------------
September 30, 1998, Outstanding                 454,000         $       7.83
                                        ===============

Options exercisable and shares available for future grant on September 30:


                                                                         1998             1997            1996
                                                                     -----------      -----------      --------
Options exercisable                                                      299,500          487,810      403,893
Weighted- average option price per share of options exercisable
                                                                     $      8.13      $      8.90      $  8.58
Weighted-average fair value of options granted during the year
                                                                     $      3.16      $      2.34      $  3.09

The ranges of exercise prices and the remaining contractual life of options as of September 30, 1998 were:

Range of exercise prices                               $4-$10          $11-$18
Options outstanding:
  Outstanding as of September 30, 1998                352,000          102,000
  Weighted-average remaining contractual life            5.22             1.94
  Weighted-average exercise price                       $6.14           $13.68
Options exercisable:
  Outstanding as of September 30, 1998                232,000           67,500
  Weighted-average remaining contractual life            6.40             2.00
  Weighted-average exercise price                       $6.31           $13.81

8. INCOME TAXES

The (benefit) provision for income taxes relating to continuing operations consists of the following:

                                    1998              1997              1996
                                ------------      -----------       -----------
Current:
  Federal                       $(4,734,764)      $(6,205,078)      $(2,678,363)
  Foreign                              --              25,000            25,000
                                -----------       -----------       -----------
                                 (4,734,764)       (6,180,078)       (2,653,363)
Deferred (benefit) expense        2,517,978        (1,105,871)         (184,896)
                                ===========       ===========       ===========
                                $(2,216,786)      $(7,285,949)      $(2,838,259)
                                ===========       ===========       ===========

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                                      1998              1997              1996
                                                 ------------       -----------       -----------
Tax at Federal statutory rate of 34%              $(3,668,704)      $(7,059,545)      $(2,925,939)
Increases (reductions) in taxes
  resulting from:
    Tax expense relating to Internal Revenue
       Service audits and assessments               1,328,717              --                --
    Foreign Sales Corporation earnings                (25,997)         (231,455)         (269,595)
    Amortization of cost in excess of
       net assets of acquired businesses              105,937            79,152            79,152
    Foreign income taxes, net                            --              25,000            25,000
    Other - net                                        43,261           (99,101)          253,123
                                                  ===========       ===========       ===========
                                                  $(2,216,786)      $(7,285,949)      $(2,838,259)
                                                  ===========       ===========       ===========

The decrease in the effective tax rate (income tax benefit) from fiscal 1997 to fiscal 1998 is primarily attributable to a $1,329,000 charge recorded in fiscal 1998 for assessed and anticipated tax exposures as a result of ongoing Internal Revenue Service audits.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                      1998              1997
                                                    -----------      -----------
Gross deferred tax assets:
     Postretirement benefits                        $      --        $ 1,631,245
    Operating loss carryforwards                      5,484,171        3,222,314
    Receivable and inventory reserves                   612,970          857,822
    Accrued compensation                                130,214        1,816,797
    Impairment reserves                                  17,154        1,999,901
    Other                                               327,311          481,964
                                                    -----------      -----------
                                                      6,494,094       10,010,043
                                                    -----------      -----------
Gross deferred tax liabilities:
    Accounts receivable fair market value
       adjustment for tax purposes                    1,524,012             --
    Depreciation                                        214,326          668,445
                                                    -----------      -----------
                                                      1,738,338          668,445
Valuation allowances on foreign
  net deferred tax assets                             1,159,089        1,676,131
                                                    -----------      -----------
Net deferred tax asset                              $ 3,596,667      $ 7,665,467
                                                    ===========      ===========

The Company has determined that it should fully reserve against this net potential tax asset to the extent it represents excess available net deferred tax assets for certain foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 1998, 1997 and 1996 were $730,383, $277,559 and $1,082,229, respectively.

Net operating loss carryforwards of approximately $14,090,000 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2018. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9. PROFIT SHARING AND PENSION PLANS

The Company has a qualified profit sharing plan which covers substantially all employees. The overall contribution to the Company's plan and the allocation method is at the discretion of the Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. Profit sharing expense for the plan for the years ended September 30, 1998, 1997 and 1996 was $-0-, $112,560 and $-0-, respectively.

10. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

The Company is obligated under certain operating leases for facilities which expire on various dates through 2003. The minimum annual lease payments under these agreements including renewal options, if exercised, are $494,208, $100,329, $62,911, $51,923 and $2,235 for the years ending September 30, 1999,
2000, 2001, 2002 and 2003, respectively. Rent expense was $700,022, $858,589 and
$917,600 for the years ended September 30, 1998, 1997 and 1996, respectively.

LITIGATION

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against the Company and one of Health Mor B.V.'s Managing Directors, Mr. Kevin Dow, on or about December 3, 1997, asserting that the Company and Mr. Dow are liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,500) in costs of administration. This litigation was settled during the fourth quarter of fiscal 1998 for approximately $85,000.

Claims arising in the ordinary course of business are pending against the Company. Although these are in various stages of the litigation process, management believes that none of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

EXECUTIVE COMPENSATION AGREEMENT
During 1994, the Company negotiated a five year Compensation Agreement with the Chief Executive Officer, Kirk W. Foley, which was ratified at the 1995 Annual Shareholders' Meeting. The Agreement combined salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley. On May 14, 1997 Mr. Foley's employment with the Company was terminated triggering certain obligations under this employment agreement (See Note 13).

Also in May 1997, the Company announced and completed a reduction of personnel which affected approximately forty people (hourly and salaried) at its Cleveland, Ohio facility. The Canadian corporate office was also scaled down, with all accounting functions being brought into the Cleveland, Ohio office, reducing staff by approximately eleven people in the Canadian office.

Total charges of $3,049,754 relating to the layoffs announced in May and Mr. Foley's termination benefit package were recorded in the third and fourth quarter of fiscal 1997. The balance in the related reserve at September 30, 1997 was $2,058,492, of which $300,000 was previously recorded as compensation expense in fiscal year 1996 in accordance with Mr. Foley's employment agreement. As of September 30, 1998 all amounts relating to this reserve have been disbursed.

11. BUSINESS SEGMENTS, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

The Company's continuing operations consist of a single operating segment.

Prior to March 1998, one of the Company's major foreign operations had been located in Canada. As of March 1998, the Company began selling into Canada through one importer and all sales previously made by the Company's Canadian operation were ceased. Canadian sales are not considered export sales. Identifiable assets of the Canadian operations were $584,394 and $2,318,521 at September 30, 1998 and 1997, respectively. Identifiable revenues of Canadian operations for the years ended September 30, 1998, 1997 and 1996 were $2,219,540, $4,981,069 and $4,387,750, respectively.

One international customer represented 20.7% and another international customer represented 10.3% of total product sales in fiscal 1998. In fiscal 1997, one international customer represented 15.9% of total product sales and another international customer represented 10.0% of total product sales.

Sales to international customers represents 60.9%, 62.6% and 56.0% of net product sales for the years ending September 30, 1998, 1997 and 1996, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       1998
                                     -------------------------------------------------------------------
                                     December 31,        March 31,          June 30,        September 30,
                                     -----------       ------------       ------------      ------------
Net revenues                         $ 9,011,515       $ 10,281,904       $ 10,152,343       $ 9,630,233
Gross profit (exclusive of
financing revenues)                  $ 2,780,696       $  3,357,858       $  2,284,780       $ 2,461,968
Loss before discontinued
operations                           $(2,104,827)      $ (2,367,060)      $ (2,409,844)      $(1,691,790)
Gain (loss) on disposals             $      --         $  6,035,628       $  1,123,376       $    (1,833)
Income (loss) from discontinued
operations                           $   944,423       $   (502,792)      $       --         $       --
Net (loss) income                    $(1,160,404)      $  3,165,776       $ (1,286,468)      $(1,693,623)

Per share of common
  Stock (basic and diluted):
  Loss before discontinued
  operations                         $     (0.42)      $      (0.47)      $      (0.45)       $    (0.32)
  Income (loss) on disposals         $      --         $       1.20       $       0.21        $    (0.03)
  Income (loss) from
  discontinued operations            $      0.19       $      (0.10)      $        --         $      --
 Net (loss) income                   $     (0.23)      $       0.63       $      (0.24)       $    (0.35)

                                                                   1997
                                   ---------------------------------------------------------------------
                                   December 31,        March 31,          June 30,        September 30,
                                  ------------       ------------       ------------       ------------
Net revenues                      $ 14,620,888       $ 13,725,320       $ 11,120,603       $ 11,023,439
Gross profit (exclusive of
financing revenues)               $  5,073,398       $  3,456,337       $  2,433,425       $  2,905,553
Loss before discontinued
operations                        $   (657,479)      $ (3,158,796)      $ (4,945,981)      $ (4,715,164)
Loss on disposals                 $       --         $       --         $ (3,439,298)      $ (2,080,386)
Income from discontinued
operations                        $    534,487       $    141,795       $  1,111,073       $    559,684
Net loss                          $   (122,992)      $ (3,017,001)      $ (7,274,206)      $ (6,235,866)

Per share of common
  Stock (basic and diluted):
  Loss before discontinued
  operations                      $      (0.13)      $      (0.64)      $      (1.00)      $      (0.95)
  Loss on disposals               $       --         $       --         $      (0.69)      $      (0.42)
  Income from discontinued
  operations                      $       0.11       $       0.03       $       0.22       $       0.11
 Net loss                         $      (0.02)      $      (0.61)      $      (1.47)      $      (1.26)

In the fourth quarter of fiscal 1998, the Company recorded a charge of $1,329,000 relating assessed and anticipated tax exposures as a result of ongoing Internal Revenue Service audits.


13. RELATED PARTY TRANSACTIONS

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

In January 1998, the Company completed the transfer of Tube-Fab to Mr. Foley in settlement of its obligations to him. As a result of this transaction, the Company recorded an additional loss on disposal of $299,000, net of $183,300 of taxes in the second fiscal quarter of 1998. The settlement entailed a transfer of the Tube-Fab Ltd. shares to Mr. Foley; Mr. Foley's payment of $303,000 to the Company; cancellation of the Company's $800,000 severance obligation; an assumption of the $486,750 ($518,000 less a $31,250 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his Company stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by the Company, which had a remaining lease obligation of approximately $1,050,000 over 8 1/2 years.

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

In 1995, the Company converted $750,000 of accounts receivable from a former Filter Queen distributor to a note receivable. This distributor was an officer of a majority owned subsidiary of the Company. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. During the quarter ended March 31, 1998, the Company relinquished land and a building valued at $523,400 and the related mortgage in the amount of $316,500 in exchange for an increase in the note receivable noted above. The note receivable of $340,001 is reflected in current and long-term assets at September 30, 1998.

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

                      Report of Independent Accountants on
                          Financial Statement Schedule
                      ------------------------------------

To the Board of Directors and Stockholders of HMI Industries Inc.


Our report on the consolidated financial statements of HMI Industries Inc. is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related Financial Statement Schedule listed in the index on page 19 of this Form 10-K. In our opinion, the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
Cleveland, Ohio
December 23, 1998

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                Balance at      Additions                      Balance at
                                               Beginning of    Charged to                       End of
               Description                        Period     Costs and Expense   Deductions     Period
                                              ------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 1998                $5,512,000      $2,107,000      $6,534,000      $1,085,000
   Year ended September 30, 1997                $2,439,000      $4,820,000      $1,747,000      $5,512,000
   Year ended September 30, 1996                $1,550,000      $  889,000            --        $2,439,000

Valuation account for inventory:
   Year ended September 30, 1998                $1,631,000      $1,318,000      $2,465,000      $  484,000
   Year ended September 30, 1997                $1,234,000      $  754,000      $  357,000      $1,631,000
   Year ended September 30, 1996                $  305,000      $  929,000            --        $1,234,000

Reserve for loss on disposal:
   Year ended September 30, 1998                $5,388,000      $  631,000      $5,786,000      $  233,000
   Year ended September 30, 1997                $  800,000      $6,112,000      $1,524,000      $5,388,000
   Year ended September 30, 1996                      --        $  800,000            --        $  800,000

Valuation for deferred tax asset:
   Year ended September 30, 1998                $1,676,000      $     --        $  517,000      $1,159,000
   Year ended September 30, 1997                $  871,000      $1,151,000      $  346,000      $1,676,000
   Year ended September 30, 1996                $  517,000      $  354,000            --        $  871,000

INDEX TO EXHIBITS
        3.1              Certificate of Incorporation                Incorporated by reference from, Annual Report on form
                                                                     10-K for the year ended September 30, 1995

        3.2              Bylaws                                      Incorporated by reference from, Annual Report on form
                                                                     10-K for the year ended September 30, 1995

       10.00             Material Contracts                          Heller Credit Facility Agreement, incorporated by
                                                                     reference from Form 10-Q for the quarter ended March
                                                                     31, 1998

       10.01             Material Contracts                          Amendment to Loan and Security Agreement, attached

       10.02             Material Contracts                          Change of Control Agreements, incorporated by reference
                                                                     from Form 10-K/A3 for the year ended September 30, 1997

       10.03             Material Contracts                          Non-statutory Stock Option Agreements, incorporated by
                                                                     reference from Form 10-K/A3 for the year ended
                                                                     September 30, 1997

       10.04             Material Contracts                          Incentive Stock Option Agreements, incorporated by
                                                                     reference from Form 10-K/A3 for the year ended
                                                                     September 30, 1997

       10.05            Material Contracts                           Restricted Stock Agreements, incorporated by
                                                                     reference from Form 10-Q for the quarter
                                                                     ended March 31, 1998

       10.06             Material Contracts                          Employment Agreement - Malone, incorporated by
                                                                     reference from Form 10-K/A3 for the year ended
                                                                     September 30, 1997

       10.07            Material Contracts                           Employment Agreement - Young, incorporated
                                                                     by reference from Form 10-K/A3 for the year
                                                                     ended September 30, 1997

       10.08            Material Contracts                           Restricted Stock Agreements, incorporated by
                                                                     reference from Form 10-K/A3 for the year ended
                                                                     September 30, 1997

       10.09             Material Contracts                          Restricted Stock Agreements, attached

       10.10             Material Contracts                          Bliss Stock Purchase Agreement, incorporated by
                                                                     reference from Form 10-K/A3 for the year ended
                                                                     September 30, 1997

        11               Statement re:  Computation of per           Note 1 on Page 26 of the Financial Statements
                         share earnings

        21               Subsidiaries of Registrant                  Page 2 of this report

        23               Consent of Experts                          Attached

        27               Financial Data Schedule                     Attached