Form 10-Q
period 1998-12-31
HMI INDUSTRIES INC
filed 1999-02-11
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended  December 31, 1998
                                -----------------

                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                              HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                      36-1202810
   ------------------------------              ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

  3631 Perkins Ave, Cleveland, Ohio                                  44114
  ---------------------------------                                  -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                    ---------------






--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X    No
                                                      -----    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                     Outstanding at January 31, 1999
        ------------------------------------    -------------------------------
        Common stock, $1 par value per share              5,216,987

================================================================================

INDEX

PART I.  FINANCIAL INFORMATION_________________________________________________3

   ITEM 1. FINANCIAL STATEMENTS________________________________________________3
      CONSOLIDATED CONDENSED BALANCE SHEETS____________________________________3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME______________________________4 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW___________________________5 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS_____________________6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS_______________________________________________________7
      Results of Operations____________________________________________________7
      Liquidity and Capital Resources_________________________________________10
      Cautionary Statement for "Safe Harbor" Purposes Under the Private
        Securities Litigation Reform Act of 1995______________________________11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK________12

PART II.  OTHER INFORMATION___________________________________________________12

   ITEM 1.  LEGAL PROCEEDINGS_________________________________________________12

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS_________________________12

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES___________________________________12

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS_______________12

   ITEM 5.  OTHER INFORMATION_________________________________________________12

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K__________________________________12
      (a)  Index to Exhibits__________________________________________________12
      (b)  Reports on Form 8-K________________________________________________12

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                  DECEMBER 31,            September 30,
                                                                                      1998                     1998
                                                                               --------------------     -------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $     21,604          $     51,365
  Trade accounts receivable (net of allowance of $915,974 and $1,084,594)             3,004,406             3,892,141
  Notes receivable                                                                       90,180                90,180
  Finance contracts receivable                                                           37,264                42,305
  Inventories:
    Finished goods                                                                    1,995,376             2,292,552
    Work-in-progress, raw material and supplies                                       1,868,081             2,071,003
  Deferred income taxes                                                               2,305,069             1,342,862
  Prepaid expenses                                                                      215,008               226,489
  Other current assets                                                                   29,674                  --
                                                                                   ------------          ------------
      Total current assets                                                            9,566,662            10,008,897
                                                                                   ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    2,174,805             5,010,053
                                                                                   ------------          ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                         227,276               249,821
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,818,018 and $2,756,642)                                6,385,732             6,446,682
  Deferred income taxes                                                               1,529,602             2,253,805
  Unamortized trademarks                                                                288,300               289,162
  Finance contracts receivable (less amounts due within one year)                        74,528                84,610
  Other                                                                                  17,996                65,753
                                                                                   ------------          ------------
      Total other assets                                                              8,523,434             9,389,833
                                                                                   ------------          ------------
      Total assets                                                                 $ 20,264,901          $ 24,408,783
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                           $  3,937,243          $  5,118,002
  Income taxes payable                                                                1,361,322             1,126,049
  Accrued expenses and other liabilities                                              3,047,557             3,152,908
  Long-term debt due within one year                                                    121,670               121,599
                                                                                   ------------          ------------
     Total current liabilities                                                        8,467,792             9,518,558
                                                                                   ------------          ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                     602,956               549,819
  Other                                                                                 202,245               241,401
                                                                                   ------------          ------------
      Total long-term liabilities                                                       805,201               791,220
                                                                                   ------------          ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                  --                    --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 shares                                                          5,368,556             5,368,556
  Capital in excess of par value                                                      8,008,098             8,173,924
  Unearned compensation, net                                                           (421,808)             (522,984)
  Retained earnings                                                                    (180,857)            3,103,052
  Other comprehensive loss (Note 6)                                                  (1,035,207)           (1,037,721)
                                                                                   ------------          ------------
                                                                                     12,990,516            15,084,827
  Less treasury stock 159,188 and 210,191 shares, respectively, at cost                 746,874               985,822
                                                                                   ------------          ------------
      Total stockholders' equity                                                     10,991,908            14,099,005
                                                                                   ------------          ------------
      Total liabilities and stockholders' equity                                   $ 20,264,901          $ 24,408,783
                                                                                   ============          ============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                      For the three months ended December 31,
                                                                             1998                    1997
                                                                      ---------------------------------------
Revenues:
  Net product sales                                                   $  9,171,973               $  8,911,190
  Financing revenue and other                                              115,658                    100,325
                                                                      ------------               ------------
                                                                         9,287,631                  9,011,515
Operating costs and expenses:
  Cost of products sold                                                  6,556,405                  6,130,494
  Selling, general and administrative expenses                           3,273,916                  5,352,758
  Interest expense                                                          28,323                    532,675
  Impairment loss (Note 3)                                               2,664,574                       --
  Other expenses                                                            48,322                     15,857
                                                                      ------------               ------------
    Total expenses                                                      12,571,540                 12,031,784
                                                                      ------------               ------------
Loss before income taxes                                                (3,283,909)                (3,020,269)
Provision (benefit) for income taxes                                          --                     (915,442)
                                                                      ------------               ------------
Loss before discontinued operations                                     (3,283,909)                (2,104,827)
                                                                      ------------               ------------

Income from discontinued operations -
  Household Rental Systems (net of taxes of $-0-)                             --                      262,218
  Bliss Manufacturing (net of taxes of $289,393)                              --                      472,167
  Tube Fab Ltd (net of taxes of $128,733)                                     --                      210,038
                                                                      ------------               ------------
                                                                              --                      944,423
                                                                      ------------               ------------
Net loss                                                              $ (3,283,909)              $ (1,160,404)
                                                                      ============               ============

Weighted average number of shares outstanding                            5,182,276                  5,032,105
                                                                      ============               ============

Basic and diluted per share of common stock:
  Loss before discontinued operations                                 $      (0.63)              $      (0.42)
  Income from discontinued operations                                 $       --                 $       0.19
                                                                      ------------               ------------
  Net loss                                                            $      (0.63)              $      (0.23)
                                                                      ============               ============

Cash dividends per common share                                       $       --                 $       --
                                                                      ============               ============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                               For the three months ended December 31,
                                                                                    1998               1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                     $(3,283,909)             $(1,160,404)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                              234,785                  695,536
        Impairment of asset                                                      2,664,574                     --
        Amortization of stock awards, net                                          174,298                  272,250
        Deferred income taxes                                                     (238,004)                (124,563)
  Changes in operating assets and liabilities:
    Decrease in receivables                                                        925,403                2,380,455
    Decrease (increase) in inventories                                             500,098               (1,151,381)
    Decrease in prepaid expenses                                                    11,481                  101,592
    (Increase) decrease in other current assets                                    (29,674)                  28,844
    Decrease in accounts payable                                                (1,180,759)              (1,001,531)
    Decrease in accrued expenses and other liabilities                            (144,507)              (1,117,985)
    Increase (decrease) in income taxes payable                                    235,273                 (393,708)
    Other, net                                                                      47,972                 (411,835)
                                                                               -----------              -----------
            Net cash used in operating activities                                  (82,969)              (1,882,730)
                                                                               -----------              -----------

Cash flows from investing activities:
  Capital expenditures                                                                --                    (90,881)
                                                                               -----------              -----------
            Net cash used in investing activities                                     --                    (90,881)
                                                                               -----------              -----------

Cash flows from financing activities:
  Net borrowings under credit facility                                              84,478                3,207,545
  Payment of long term debt                                                        (31,270)                (654,410)
                                                                               -----------              -----------
            Net cash provided by financing activities                               53,208                2,553,135
                                                                               -----------              -----------

Net (decrease) increase in cash and cash equivalents                               (29,761)                 579,524
Cash and cash equivalents, beginning of period                                      51,365                  239,797
                                                                               -----------              -----------
Cash and cash equivalents, end of period                                       $    21,604              $   819,321
                                                                               ===========              ===========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies
     ----------------------------------------------

         BASIS FOR PREPARATION OF THE CONSOLIDATED CONDENSED FINANCIAL
         STATEMENTS

The interim consolidated condensed financial statements included in this report have been prepared, without audit, by HMI Industries Inc. ("the Company") from the consolidated statements of the Company and its subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

         RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation.

     2. Earnings Per Share
     ---------------------

The denominators for calculating the Company's basic and diluted earnings per share are identical as all common stock equivalents are anti-dilutive as of December 31, 1998 and 1997.

     3. Discontinued Operations
     --------------------------

All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three months ended December 31, 1997 were $17,509,500.

     4. Property, Plant and Equipment
     --------------------------------

On January 12, 1999, the Company sold its current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998, the Company recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property. The impairment loss was recorded as a separate line item under operating expenses in the Consolidated Condensed Statement of Income.

     5. Debt
     -------

The Company's credit facility agreement includes, but is not limited to, various covenants that limit the Company's ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of December 31, 1998, the Company was not in compliance with the book net worth covenant due to the non-cash impairment loss on the Company's Cleveland, Ohio facility (See Note 4); however, the Company obtained a waiver on this covenant through December 31, 1998. The credit agreement was amended in January 1999 to adjust the book net worth covenant referred to above.

     6. Comprehensive Income
     -----------------------

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' equity in the accompanying consolidated condensed balance sheet. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. The Company had a comprehensive loss of $3,281,400 and $1,627,300 for the quarters ended December 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET PRODUCT SALES- Net product sales for the quarter ended December 31, 1998 increased by $267,800 or 3.0% as compared to fiscal 1998. The increase in sales is due primarily to increases in the European and Americas Divisions offset by decreases in Asia and Canada. The increase in European sales is attributable to a 100% increase in the number of Defender units sold (the Company's air filtration product) and expansion of new importer offices in Western Europe. In the Americas Division in fiscal 1998, growth was resisted in favor of stabilization. Low producing distributor offices were eliminated and a cash only sales policy was established. In spite of one third fewer distributor offices, the Americas Division increased sales in the first quarter of fiscal 1999 as compared to the same period in fiscal 1998 by maintaining Majestic sales (the Company's floor care product) and increasing Defender sales by 35%. The increase in Defender sales is directly attributable to the repackaging of the Company's products (the Majestic and Defender) as a side by side system rather than stand alone products. Sales in Asia have continued to be adversely affected by the unstable economic conditions and devaluation of certain currencies, primarily in Korea. Following last year's fallout of the Asian currency devaluation, the Company had anticipated a return to growth in four of its most promising markets - Korea, Singapore, Malaysia and the Philippines. Although the first quarter product sales do not reflect this anticipated growth, the Company anticipates shipping to begin in all four markets by the third fiscal quarter of 1999. In March 1998, the Company changed the way it went to market in Canada, moving from a company owned distribution warehouse to an importer. A trade discount, which is reduced yearly, was provided to the importer in exchange for his assumption of all selling and administrative expenses associated with the Canadian operation. This trade discount accounts for a portion of the decrease in Canadian revenue. The decrease in Canadian sales is also related to a decrease in After the Sale ("ATS") parts. The main focus of the Canadian importer has been on maintaining a strong distributor network and stabilizing Majestic sales while rebuilding the ATS program in Canada. The rebirth of the ATS program is taking longer than originally estimated but Company management and the Canadian importer are currently developing a strategy that they feel will improve the growth of ATS parts sales.

The Company's net product sales and income from continuing operations are not materially impacted by inflation or changing prices.

GROSS PROFIT- Gross profit, exclusive of financing revenue, for the quarter ended December 31, 1998 was $2,615,600, or 28.5%, as compared to $2,780,700, or
31.2%, in the quarter ended December 31, 1997. A change in the way the Company went to market in Canada (see Net Product Sales above)and a new Majestic model led to the decrease in the gross profit margin. In March 1998, the Company introduced its 70th Anniversary Majestic model to the distribution network. Increases in material costs of $128,400 associated with the new model are reflected in the gross margin for the quarter ended December 31, 1998.

Exclusive of the items discussed above, the gross margin percentage for the quarter ended December 31, 1998 would have been 34.1%. This improvement in the gross margin percentage, is reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 and continued throughout fiscal 1998 to strengthen business processes, reduce costs, and improve quality. These initiatives continue today as management conducts its review of component costs and continues to strengthen operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") costs decreased by $2,078,800 for the quarter ended December 31, 1998 versus the comparable quarter of fiscal 1998. The decrease in SG&A expenses is primarily related to a $1,330,100 decrease in employee related costs generated by the Company's cost reduction measures undertaken in fiscal

1998 and continuing into fiscal 1999. In fiscal 1998, the Company downsized its businesses to one core business segment, downsized its staff to an appropriate level, reduced non-sales growth expenses and fixed costs. Also contributing to the decrease in SG&A expenses is $286,700 relating to the Canadian and Holland entities. These operations were downsized in fiscal 1998 as part of the Company's cost reduction plan.

INTEREST EXPENSE - Interest expense for the quarter ended December 31, 1998 was $28,300 or $504,400 lower than the comparable quarter of fiscal 1998 due primarily to lower outstanding balances on the current credit facility as compared to the Star Bank credit facility in fiscal 1998. The Star Bank credit facility was retired in March 1998 from the proceeds generated from the Company's sale of its Bliss Manufacturing operation.

IMPAIRMENT LOSS - On January 12, 1999, the Company sold its current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998, the Company recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property.

INCOME TAXES - The effective income tax rate for the first quarter of fiscal 1999 is zero due to the establishment of a valuation allowance against current quarter net operating losses incurred.

DISCONTINUED OPERATIONS - All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three months ended December 31, 1997 were $17,509,500.

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

Through the use of internal personnel and outside consultants, the Company has performed a detailed review to assess the impact of the Year 2000 issue on its continuing operations. In connection with this review, the Company conducted an inventory of IT and non-IT hardware and software, material vendors and customers, and business processes. Each inventoried item was addressed to evaluate its risk, to decide whether to remediate or replace, to identify its priority to the business and to develop a plan for the system.

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

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations, financial conditions or cash flows. We are now in the process of surveying our vendors in order to ascertain their ability to continue supplying us with necessary services and materials. As of January 27, 1999, with 59% (117 out of 198) of the surveys returned, we have not received any negative responses. All state that they are, or will be, compliant by mid-1999. In addition to the survey, contingency plans are being developed. While approaches to reducing risks of interruption due to supplier failures will vary, options include identification of alternate suppliers, and utility providers, accumulation of inventory to assure production capability where feasible or warranted, and establishment of crisis teams to address unexpected problems. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities utilized net cash of $83,000 for the three months ended December 31, 1998, principally due to the net loss of $3,283,900 and a decrease in accounts payable of $1,180,800 offset by the $2,664,600 adjustment associated with the impairment of the Company's Cleveland, Ohio facility (See Note 4 to the Consolidated Condensed Financial Statements), a decrease in receivables of $925,400 and a decrease in inventories of $500,100. The decrease in receivables was due primarily to $701,200 of lower sales in December versus September and improved collection efforts in the greater than 120 day category which generated approximately $300,000 during the first fiscal quarter of 1999. Improvement in production forecasts, utilization of excess ATS inventories and implementation of a Kanban system for ATS parts primarily contributed to the decrease in inventories. The Kanban technique is used to pull products and material through and into the manufacturing process through the use of a physical signal which identifies points of consumption and replenishment. Accounts payable decreased by $1,180,800 primarily due to a decrease in inventory and a continued Company-wide effort to reduce expenses.

INVESTING ACTIVITIES- No funds were utilized for investing activities in the first quarter of fiscal 1999.

FINANCING ACTIVITIES- Net cash provided by financing activities was $53,200, which included $84,500 for net borrowings under the credit facility and $31,300 for payment of long term debt.

The Company's credit facility agreement includes, but is not limited to, various covenants that limit the Company's ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of December 31, 1998, the Company was not in compliance with the book net worth covenant due to the non-cash impairment loss on the Company's Cleveland, Ohio facility (See Note 4 to the Consolidated Condensed Financial Statements); however, the Company obtained a waiver on this covenant through December 31, 1998. The credit agreement was amended in January 1999 to adjust the book net worth covenant referred to above.

The Company believes that its current working capital, cash flow generated from future operations and its existing credit facility will be sufficient to fund the Company's capital requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding anticipation of shipping to increase in Asian markets and the development of a strategy to improve ATS sales growth, "Gross Profit" pertaining to operational initiatives and the improvement of the gross margin percentage, and "Year 2000" concerning the impact of costs incurred on the Company's future operating results, financial condition and cash flows and the potential impact of suppliers and customers. Such forward-looking statements are subject to uncertainties including the improvement of sales in the Asian and ATS markets, and the ability of the Company to continue to implement cost reduction measures. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
On September 14, 1998, the Company received a letter from Nasdaq stating that the Company's stock had failed to maintain a market value of public float greater than or equal to $5,000,000 and that continued failure to comply with the Nasdaq listing requirements would result in the Company's stock being delisted. Initially, the Company scheduled a meeting with Nasdaq to demonstrate the Company's compliance with Nasdaq listing requirements; however, because the Company, as of February 10, 1999, continues to be out of compliance with such rules, the Company's stock will be delisted from the Nasdaq National Market effective as of the close of business on February 10, 1999. As of the opening of business on February 11, 1999, the Company's stock will be traded on the OTC Bulletin Board under the symbol "HMII." Because the Company's stock will be delisted from the Nasdaq National Market, it will be necessary for investors to contact a broker/dealer to process trades.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  INDEX TO EXHIBITS

  10.00      Material Contracts      Real Estate Sale Agreement and Amendment
                                     to Real Estate Sale Agreement

  27.00      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HMI INDUSTRIES INC.
                                                  -------------------
                                                     (Registrant)

Date:    FEBRUARY 5, 1999                        /s/ Julie A. McGraw
         ----------------                      --------------------------------
                                                 Julie A. McGraw
                                                 Vice President - Corporate
                                                 Controller and Chief Accounting
                                                 Officer