Form 10-Q
period 1999-03-31
HMI INDUSTRIES INC
filed 1999-05-07
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------


                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    36-1202810
----------------------------------------       ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

   3631 Perkins Ave, Cleveland, Ohio                        44114
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------



-----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X     No
                                                       ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 20, 1999
------------------------------------        ------------------------------------
Common stock, $1 par value per share                     5,286,353

================================================================================


INDEX

PART I.  FINANCIAL INFORMATION.......................................................................................3

   ITEM 1. FINANCIAL STATEMENTS......................................................................................3
      Consolidated Condensed Balance Sheets..........................................................................3
      Consolidated Condensed Statements of Income....................................................................4
      Consolidated Condensed Statements of Cash Flow.................................................................5
      Notes to Consolidated Condensed Financial Statements...........................................................6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................8
      Results of Operations..........................................................................................8
      Liquidity and Capital Resources...............................................................................12
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995....13

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................13

PART II.  OTHER INFORMATION.........................................................................................14

   ITEM 1.  Legal Proceedings.......................................................................................14
   ITEM 2.  Changes in Securities and Use of Proceeds...............................................................14
   ITEM 3.  Defaults Upon Senior Securities.........................................................................14
   ITEM 4.  Submission of Matters to A Vote of Security Holders.....................................................14
   ITEM 5.  Other Information.......................................................................................14
   ITEM 6.  Exhibits and Reports on Form 8-K........................................................................15
      (a) Index to Exhibits.........................................................................................15
      (b) Reports on Form 8-K.......................................................................................15



PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                   (UNAUDITED)
                                                                                     MARCH 31,               September 30,
                                                                                      1999                        1998
                                                                               --------------------       -------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $             2,605        $           51,365
  Trade accounts receivable (net of allowance of $844,182 and $1,084,594)                2,940,313                 3,892,141
  Notes receivable                                                                         105,211                    90,180
  Finance contracts receivable                                                              35,588                    42,305
  Inventories:
    Finished goods                                                                       1,789,899                 2,292,552
    Work-in-progress, raw material and supplies                                          1,574,589                 2,071,003
  Deferred income taxes                                                                  2,297,327                 1,342,862
  Prepaid expenses                                                                         116,621                   226,489
  Other current assets                                                                      55,099                         -
                                                                               --------------------       -------------------
      Total current assets                                                               8,917,252                10,008,897
                                                                               --------------------       -------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                       1,194,950                 5,010,053
                                                                               --------------------       -------------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                            192,887                   249,821
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,879,393 and $2,756,642)                                   6,330,017                 6,446,682
  Deferred income taxes                                                                  1,299,340                 2,253,805
  Unamortized trademarks                                                                   265,746                   289,162
  Finance contracts receivable (less amounts due within one year)                           71,175                    84,610
  Other                                                                                      1,260                    65,753
                                                                               --------------------       -------------------
      Total other assets                                                                 8,160,425                 9,389,833
                                                                               --------------------
                                                                                                          ===================
      Total assets                                                             $        18,272,627        $       24,408,783
                                                                               ====================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                       $         3,469,967        $        5,118,002
  Income taxes payable                                                                   1,096,302                 1,126,049
  Accrued expenses and other liabilities                                                 3,004,122                 3,152,908
  Long-term debt due within one year                                                       102,751                   121,599
                                                                               --------------------       -------------------
     Total current liabilities                                                           7,673,142                 9,518,558
                                                                               --------------------       -------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                        251,242                   549,819
  Other                                                                                    168,036                   241,401
                                                                               --------------------       -------------------
      Total long-term liabilities                                                          419,278                   791,220
                                                                               --------------------       -------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                        -                         -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 shares                                                             5,368,556                 5,368,556
  Capital in excess of par value                                                         7,930,497                 8,173,924
  Unearned compensation, net                                                              (242,177)                 (522,984)
  Retained earnings                                                                     (1,345,965)                3,103,052
  Other comprehensive loss (Note 5)                                                       (878,994)               (1,037,721)
                                                                                                          -------------------
                                                                               --------------------
                                                                                        10,831,917                15,084,827
  Less treasury stock 141,235 and 210,191 shares, respectively, at cost                    651,710                   985,822
                                                                               --------------------       -------------------
      Total stockholders' equity                                                        10,180,207                14,099,005
                                                                               ====================       ===================
      Total liabilities and stockholders' equity                               $        18,272,627        $       24,408,783
                                                                               ====================       ===================

See notes to consolidated condensed financial statements.



CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                        For the three months ended March 31,    For the six months ended March 31,
                                             1999                 1998               1999                1998
                                       --------------------------------------  --------------------------------------
Revenues:
  Net product sales                    $      9,519,630     $     10,195,589   $     18,691,603    $      19,106,779
  Financing revenue and other                   148,310               86,315            263,969              186,640
                                       -----------------    -----------------  -----------------   ------------------
                                              9,667,940           10,281,904         18,955,572           19,293,419
Operating costs and expenses:
  Cost of products sold                       6,447,990            6,837,731         13,004,395           12,968,225
  Selling, general and administrative
    expenses                                  3,888,692            5,876,063          7,162,608           11,228,821
  Interest expense                               16,253              755,009             44,576            1,287,684
  Impairment loss (Note 3)                            -                    -          2,664,574                    -
  Other expenses                                 66,113              103,332            114,436              119,189
                                       -----------------    -----------------  -----------------   ------------------
    Total expenses                           10,419,048           13,572,135         22,990,589           25,603,919
                                       -----------------    -----------------  -----------------   ------------------
Loss before income taxes                       (751,108)          (3,290,231)        (4,035,017)          (6,310,500)
Provision (benefit) for income taxes             39,000             (923,171)            39,000           (1,838,613)
                                       -----------------    -----------------  -----------------   ------------------
Loss before discontinued operations            (790,108)          (2,367,060)        (4,074,017)          (4,471,887)
                                       -----------------    -----------------  -----------------   ------------------
(Loss) income from discontinued
  operations -
 Household Rental Systems
  (net of taxes of $-0-)                              -             (252,022)                 -               10,196
 Bliss Manufacturing
  (net of taxes of $-0-,
  $152,045, $-0- and $137,348))                       -             (248,073)                 -              224,094
 Tube Fab Ltd.
  (net of taxes of $-0-, $-0-,
  $-0- and $128,733)                                  -               (2,697)                 -              207,341
                                       -----------------    -----------------  -----------------   ------------------
                                                      -             (502,792)                 -              441,631
                                       -----------------    -----------------  -----------------   ------------------
(Loss) gain on disposals -
 Household Rental Systems
  (net of taxes of $-0-)                              -              436,889                  -              436,889
 Bliss Manufacturing
  (net of taxes of $-0-,
  $6,017,199, $-0- and $6,017,199)             (375,000)           6,093,058           (375.000)           6,093,058
 Tube Fab Ltd.
  (net of taxes of $-0-,
  $183,269, $-0- and $183,269)                        -             (299,019)                 -             (299,019)
 Health-Mor Personal Care Corp.
  (net of taxes of $-0-,
  $119,700, $-0- and $119,700)                        -             (195,300)                 -             (195,300)
                                       -----------------    -----------------  -----------------   ------------------
                                               (375,000)           6,035,628           (375,000)           6,035,628
                                       -----------------    -----------------  -----------------   ------------------
Net (loss) income                      $     (1,165,108)    $      3,165,776   $     (4,449,017)   $       2,005,372
                                       =================    =================  =================   ==================
Weighted average number of shares
  outstanding                                 5,222,659            5,034,034          5,202,245            5,033,059
                                       =================    =================  =================   ==================

Basic and diluted per share
  of common stock:
  Loss before discontinued operations  $          (0.15)    $          (0.47)  $          (0.78)   $           (0.89)
  (Loss) income from discontinued
    operations                         $              -     $          (0.10)  $              -    $            0.09
  (Loss) gain on disposals             $          (0.07)    $           1.20   $          (0.07)   $            1.20
                                       -----------------    -----------------  -----------------   ------------------
  Net (loss) income
                                       $          (0.22)    $           0.63   $          (0.85)   $            0.40
                                       =================    =================  =================   ==================
Cash dividends per common share        $              -     $              -   $              -    $               -
                                       =================    =================  =================   ==================

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
                                                                                For the six months ended March 31,
                                                                                      1999               1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                           $     (4,449,017)   $     2,005,372
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                                  444,825            906,254
        Impairment of asset                                                          2,664,574                  -
        Loss on sale of assets                                                          47,331                  -
        Loss (gain) on disposal of discontinued operation                              375,000         (6,035,628)
        Amortization of stock awards, net                                              371,492            606,938
        Deferred income taxes                                                                -          3,872,574
  Changes in operating assets and liabilities:
    Decrease in receivables                                                          1,013,883            685,761
    Decrease (increase) in inventories                                                 999,067         (1,739,442)
    Decrease in prepaid expenses                                                       109,868             63,523
    Increase in other current assets                                                   (55,099)           (91,088)
    Decrease in accounts payable                                                    (1,648,035)        (1,162,290)
    Decrease in accrued expenses and other liabilities                                (597,151)        (1,240,996)
    Decrease in income taxes payable                                                   (29,747)        (2,000,475)
    Other, net                                                                         240,310            358,992
                                                                              -----------------   ----------------
            Net cash used in operating activities                                     (512,695)        (3,770,505)
                                                                              -----------------   ----------------

Cash flows from investing activities:
  Proceeds from sale of businesses, net of transaction expenses of $5,229,344                -         25,724,406
  Net proceeds from sale of assets                                                     792,670                  -
  Capital expenditures                                                                 (11,310)          (110,841)
                                                                              -----------------   ----------------
            Net cash provided by investing activities                                  781,360         25,613,565
                                                                              -----------------   ----------------

Cash flows from financing activities:
  Net repayments under credit facility                                                (256,838)       (16,305,219)
  Payment of long term debt                                                            (60,587)        (4,871,666)
                                                                              -----------------   ----------------
            Net cash used in financing activities                                     (317,425)       (21,176,885)
                                                                              -----------------   ----------------

Net (decrease) increase in cash and cash equivalents                                   (48,760)           666,175
Cash and cash equivalents, beginning of period                                          51,365            239,797
                                                                              =================   ================
Cash and cash equivalents, end of period                                      $          2,605    $       905,972
                                                                              =================   ================

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

        FOREIGN CURRENCY TRANSLATION
The Company finalized the closing of its Holland sales office in February 1999. This action resulted in an expense of $138,700 associated with the write off of the Holland cumulative translation adjustment previously included within the other comprehensive loss caption of the Consolidated Condensed Balance Sheets.

        EARNINGS PER SHARE
The denominators for calculating the Company's basic and diluted earnings per share are identical as all common stock equivalents are anti-dilutive as of March 31, 1999 and 1998.

    2.  DISCONTINUED OPERATIONS

All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three and six months ended March 31, 1998 were $16,665,100 and $34,174,600, respectively.

On March 19, 1999, the Company reached an agreement with Rhone Capital LLC ("the Buyer") to resolve a dispute concerning unusable and unsaleable inventory, and related representations and warranties stemming from the sale of Bliss Manufacturing ("Bliss") to the Buyer in March 1998, pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement"). Certain conditions of the resolution are as follows: (1) approximately $500,000 in funds escrowed in connection with the Purchase Agreement were released to the Buyer;

(2) both the Company and the Buyer agreed not to assert claims for indemnification under specified sections of the Purchase Agreement; (3) the Buyer agreed not to require the Company to purchase any unusable or unsaleable inventory pursuant to the Purchase Agreement and (4) the Buyer agreed to not seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998 to and including March 31, 1999.

Also in March 1999, the Company recorded a reserve of $425,000 for future environmental damage expenditures pursuant to the Purchase Agreement. This reserve was offset by the reversal of $50,000 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss that will not be paid due to the release of the entire escrow to the Buyer.

    3.  PROPERTY, PLANT AND EQUIPMENT

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

    4.  DEBT

As of December 31, 1998, the Company was not in compliance with the book net worth covenant of its existing credit facility due to the non-cash impairment loss on the Company's Cleveland, Ohio facility (See Note 3). The Company's credit facility agreement was therefore amended in January 1999 to modify various subsections of the original agreement, primarily the book net worth covenant. There were no covenant violations as of March 31, 1999.

In May 1999, the Company anticipates terminating its current credit facility and entering into a $3,500,000 revolving line of credit with a new lender consisting of loans against the Company's eligible receivables and inventory. The new credit agreement would expire in 2002 and calls for interest to accrue at a rate of prime plus 2%. A pre-payment penalty waiver for early termination of the current credit facility was obtained from the Company's lender in February 1999.

    5.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a separate component of shareholders' equity in the accompanying Consolidated Condensed Balance Sheet. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. The Company had a comprehensive loss of $1,147,600 and $4,429,000 for the three and six months ended March 31, 1999 and comprehensive income of $3,323,000 and $1,695,700 for the three and six months ended March 31, 1998.

    6.  LONG TERM COMPENSATION PLAN

During the second fiscal quarter of 1999, the Board of Directors granted 307,832 incentive stock options and 77,500 restricted shares to key employees of the Company in accordance with the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan. The majority of the options and restricted shares vest over a 36-month period with the exception of 133,332 options and 25,832 restricted shares that vested immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET PRODUCT SALES-
SECOND QUARTER OF FISCAL 1999 COMPARED TO SECOND QUARTER OF FISCAL 1998
Net product sales of $9,519,600 for the quarter ended March 31, 1999 decreased by $676,000 or 6.6% as compared to fiscal 1998. The decrease in sales is due primarily to a decline in Canadian and European sales offset by an increase in American and Asian sales. In March 1998, the Company changed the way it went to market in Canada, moving from a company owned distribution warehouse to an importer. A trade discount, which is reduced yearly, was provided to the importer in exchange for his assumption of all selling and administrative expenses associated with the Canadian operation. This trade discount accounts for a portion of the decrease in Canadian revenue. The decrease in Canadian sales is also related to a decrease in After the Sale ("ATS") parts. The main focus of the Canadian importer has been on maintaining a strong distributor network and stabilizing Majestic (the Company's floor care product) sales while rebuilding the ATS program. The rebirth of the Canadian ATS program is taking longer than originally estimated but Company management and the Canadian importer have recently implemented a new strategy that they feel will improve the growth of ATS parts sales. European sales were unfavorable for the second quarter of fiscal 1999 as compared to the same quarter in fiscal 1998 primarily as a result of decreases in U.K. and Russian sales. Sales in U.K. decreased due to the difficulty in obtaining consumer financing to complete the sale transactions. Consumer financing companies used in England decreased from four primary lenders to one during the last quarter. To rectify this situation, the Company has negotiated with a consumer finance professional who will identify and establish new financial services, while revitalizing existing relationships for the U.K. network. Sales in Russia and its neighboring trading states have dramatically declined as a result of the problems in the Russian economy and the fall of the ruble. In the Americas Division in fiscal 1998, continued distributor network stabilization efforts were pursued while programs were being implemented to grow sales. In fiscal 1998, low producing distributor offices were eliminated and a cash only sales policy was established. In spite of one third fewer distributor offices, the Americas Division increased sales in the second quarter of fiscal 1999 as compared to the same period in fiscal 1998 by maintaining Majestic sales and increasing Defender (the Company's air filtration product) sales by 29%. The increase in Defender sales is directly attributable to the repackaging of the Company's products (the Majestic and Defender) as a side-by-side system rather than as stand-alone products. Following last year's fallout of the Asian currency devaluation, the Company had anticipated a return to growth in four of its most promising markets - Korea, Singapore, Malaysia and the Philippines. Sales in Asia for the quarter ended March 31, 1999 appear to reflect a return to growth and are favorable to the comparable quarter in fiscal 1998.

FIRST SIX MONTHS OF FISCAL 1999 COMPARED TO FIRST SIX MONTHS OF FISCAL 1998
Net product sales of $18,691,600 for the six months ended March 31, 1999 represent a decline of $415,200 or 2.2% compared to $19,106,800 for the six months ended March 31, 1998. The decline in sales is a result of decreased ATS sales in Canada and Eastern Europe and unit sales for the Eastern European region offset by increased sales in America and Western Europe. The primary reason for the decline in ATS Canadian sales is attributable to the rebirth of the Canadian ATS network taking longer than anticipated by Company management and the Canadian importer. A refocus of ATS as a lead generation tool and added sales support in Canada are part of the strategy being used to rebuild the ATS Canadian network. Eastern European sales, both ATS and units, have been adversely affected by the currency devaluations in the Turkish and Polish markets. Bank problems and currency devaluation in these countries will continue to make it difficult to distribute product to these areas in the near future. The Americas' network continues to get stronger and more productive, with an overwhelming majority of distributors willing and able to afford and move toward selling the complete indoor air quality system, rather than just the Majestic. The increase in European sales is attributable to a 100% increase in the number of Defender units sold and expansion of new importer offices in Western Europe.

The Company's net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

GROSS PROFIT- Gross profit, exclusive of financing revenue, for the quarter ended March 31, 1999 was $3,071,600, or 32.3%, as compared to $3,357,900, or
32.9%, in the quarter ended March 31, 1998. Gross profit, exclusive of financing revenue, for the six months ended March 31, 1999 was $5,687,200 or 30.4%, compared to $6,138,600 or 32.1%, for the comparable period. A change in the way the Company went to market in Canada (see Net Product Sales above), a new Majestic model and additional obsolescence charges of $248,000 (resulting from a change in the Japanese motor to improve the quality of the unit) led to the decrease in the gross profit margin. In March 1998, the Company introduced its 70th Anniversary Majestic model to the distribution network. Increases in material costs of $94,000 and $222,400 associated with the new model are reflected in the gross margin for the three and six months ended March 31, 1999, respectively.

Exclusive of the items discussed above, the gross margin percentage for the quarter and six months ended March 31, 1999 would have been 39.3% and 36.7%, respectively. This improvement in the gross margin percentage is reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 and continued throughout fiscal 1998 to strengthen business processes, reduce costs, and improve quality. These initiatives continue today as management conducts its review of component costs and continues to strengthen operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses decreased by $1,987,400 for the quarter ended March 31, 1999 versus the comparable quarter of fiscal 1998. SG&A expenses for the six months ended March 31, 1999 were $4,066,200 lower than the comparable period in fiscal 1998. The decrease in SG&A expenses is primarily related to decreases in employee related costs and professional fees attributable to the Company's cost reduction measures undertaken in fiscal 1998 and continuing into fiscal 1999. In fiscal 1998, the Company downsized its businesses to one core business segment, reduced its staff to an appropriate level, and reduced both non-sales growth expenses and fixed costs. Also contributing to the decrease in SG&A expenses are lower administrative costs relating to the Canadian and Holland entities. These operations were downsized in fiscal 1998 as part of the Company's overall cost reduction plan. The Holland sales office was subsequently deregistered in February 1999.

INTEREST EXPENSE - Interest expense for the quarter ended March 31, 1999 was $16,300 or $738,800 lower than the comparable quarter of fiscal 1998 due primarily to lower outstanding balances on the current credit facility as compared to the Star Bank credit facility in fiscal 1998. The Star Bank credit facility was retired in March 1998 from the proceeds generated from the Company's sale of its Bliss Manufacturing operation. Interest expense for the six months ended March 31, 1999 was $44,600 compared to $1,287,700 for the six months ended March 31, 1998. This change is also due to the aforementioned change in the Company's outstanding debt.

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

INCOME TAXES - The effective income tax rate for the first quarter of fiscal 1999 is (1.0%) due to the establishment of a valuation allowance against current quarter net operating losses offset by the provision for state franchise taxes.

DISCONTINUED OPERATIONS - All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three and six months ended March 31, 1998 were $16,665,100 and $34,174,600, respectively.

On March 19, 1999, the Company reached an agreement with Rhone Capital LLC ("the Buyer") to resolve a dispute concerning unusable and unsaleable inventory, and related representations and warranties stemming from the sale of Bliss to the Buyer in March 1998, pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement"). Certain conditions of the resolution are as follows: (1) approximately $500,000 in funds escrowed in connection with the Purchase Agreement were released to the Buyer; (2) both the Company and the Buyer agreed not to assert claims for indemnification under specified sections of the Purchase Agreement; (3) the Buyer agreed not to require the Company to purchase any unusable or unsaleable inventory pursuant to the Purchase Agreement and (4) the Buyer agreed to not seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998 to and including March 31, 1999.

Also in March 1999, the Company recorded a reserve of $425,000 for future environmental damage expenditures pursuant to the Purchase Agreement. This reserve was offset by the reversal of $50,000 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss that will not be paid due to the release of the entire escrow to the Buyer.

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

Plans developed in the assessment phase are being executed in the implementation phase. Non-compliant IT and non-IT hardware and software are being remediated or replaced. As of April 26, 1999, the majority of the Company's IT and non-IT hardware and software utilize Year 2000 compliant software. Remaining non-compliant hardware and software will be remediated or replaced with Year 2000 software and hardware by June 1999. Testing, which is expected to be completed by June 30, 1999, is currently being performed to ensure compliance. Testing attempts to verify that all systems function correctly and it extends to all interfaces with key business partners.

During the assessment and testing phase, no significant information technology projects have been deferred as a result of our efforts on Year 2000.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations, financial conditions or cash flows. We are now in the process of surveying our vendors in order to ascertain their ability to continue supplying us with necessary services and materials. As of April 26, 1999, with 55% (120 out of 219) of the surveys returned, the Company has not received any negative responses. All state that they are, or will be, compliant by mid-1999. In addition to the survey, contingency plans are being developed. While approaches to reducing risks of interruption due to supplier failures will vary, options include identification of alternate suppliers, and utility providers, accumulation of inventory to assure production capability where feasible or warranted, and establishment of crisis teams to address unexpected problems. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Cash flows from operating activities utilized net cash of $512,700 for the six months ended March 31, 1999, principally due to the net loss of $4,449,000 and a decrease in accounts payable of $1,648,000 and accrued expenses and other liabilities of $597,200 offset by the $2,664,600 non-cash expense associated with the impairment of the Company's Cleveland, Ohio facility (See Note 3 to the Consolidated Condensed Financial Statements), and cash inflows resulting from decreases in receivables of $1,013,900 and inventories of $999,100. The decrease in receivables was due primarily to a greater majority of customers prepaying, in order to take advantage of cash discounts, versus cash on delivery, and improved collection efforts in the greater than 120 day category which generated approximately $570,000 during the first fiscal quarter of 1999. Improvement in production forecasts, decreases in labor and overhead absorption rates, utilization of excess ATS inventories, increases in the obsolescence reserve and implementation of a Kanban system for ATS parts primarily contributed to the decrease in inventories. Labor and overhead absorption rates decreased as a result of increased inventory turns and lower plant spending. The increase in the obsolescence reserve resulted from a change in the Japanese motor that was needed to improve the quality of the unit. The Kanban technique is used to pull products and material through and into the manufacturing process through the use of a physical signal that identifies points of consumption and replenishment. Accounts payable decreased by $1,648,000 primarily due to a decrease in inventory and continued Company-wide cost containment efforts. The decrease in accrued expenses and other liabilities is a result of the payment of non-recurring professional fees and commissions accrued for at September 30, 1998.

INVESTING ACTIVITIES - Net cash provided by investing activities of $781,400 for the six months ended March 31, 1999, primarily represents net proceeds from the sale of the Company's facility and related land in Cleveland, Ohio (See Note 3 to the Consolidated Condensed Financial Statements).

FINANCING ACTIVITIES - Net cash used in financing activities was $317,400, which included $256,800 for net repayments under the credit facility and $60,600 for payment of long-term debt.

As of December 31, 1998, the Company was not in compliance with the book net worth covenant of its existing credit facility due to the non-cash impairment loss on the Company's Cleveland, Ohio facility (See Note 3 to the Consolidated Condensed Financial Statements). The Company's credit facility agreement was therefore amended in January 1999 to modify various subsections of the original agreement, primarily the book net worth covenant. There were no covenant violations as of March 31, 1999.

In May 1999, the Company anticipates terminating its current credit facility and entering into a $3,500,000 revolving line of credit with a new lender consisting of loans against the Company's eligible receivables and inventory. The new credit agreement would expire in 2002 and calls for interest to accrue at a rate of prime plus 2%. A pre-payment penalty waiver for early termination of the current credit facility was obtained from the Company's lender in February 1999.

The Company believes that its current working capital, cash flow generated from future operations and its existing or future credit facility will be sufficient to fund the Company's capital requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding appearance of return to growth in the Asian markets and the implementation of a strategy to improve ATS sales growth, "Gross Profit" pertaining to operational initiatives and the improvement of the gross margin percentage, "Year 2000" concerning the impact of costs incurred on the Company's future operating results, financial condition and cash flows and the potential impact of suppliers and customers and "Liquidity and Capital Resources" relating to the Company's anticipation of entering into a revolving line of credit with a new lender. Such forward-looking statements are subject to uncertainties including the improvement of sales in the Asian and ATS markets, the ability of the Company to continue to implement cost reduction measures. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

  10.00         Material Contracts                   Real Estate Sale Agreement and Amendment
                                                     to Real Estate Sale Agreement,
                                                     incorporated by reference from Form 10-Q
                                                     for the quarter ended December 31, 1998

  10.01         Material Contracts                   Bliss Stock Purchase Agreement,
                                                     incorporated by reference from Form
                                                     10-K/A3 for the year ended September 30,
                                                     1997.

  10.02         Material Contracts                   Bliss Stock Purchase Agreement Settlement
                                                     Letter, attached.

  10.03         Material Contracts                   Second Amendment to Heller Financial Loan
                                                     and Security Agreement, attached.

  10.04         Material Contracts                   Heller Financial Pre-Payment Penalty
                                                     Waiver Letter, attached.

  10.05         Material Contracts                   Amendment to Restricted Stock Agreements,
                                                     attached.

  10.06         Material Contracts                   Restricted Stock Agreements, attached.

  10.07         Material Contracts                   Incentive Stock Option Agreements,
                                                     attached.

  27.00         Financial Data Schedule

(b) REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       HMI INDUSTRIES INC.
                                                 -------------------------------
                                                          (Registrant)



Date:    MAY 7, 1999                             /s/ Julie A. McGraw
         -----------                             -------------------------------
                                                 Julie A. McGraw
                                                 Vice President - Corporate
                                                 Controller and Chief Accounting
                                                 Officer