Form 10-Q
period 1999-06-30
HMI INDUSTRIES INC
filed 1999-07-29
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905


                               HMI INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                     36-1202810
--------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

3631 Perkins Ave, Cleveland, Ohio                         44114
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990
                                                     --------------


-----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at July 29, 1999
------------------------------------         ----------------------------
Common stock, $1 par value per share                   5,286,353

===============================================================================

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




PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                   (UNAUDITED)
                                                                                    JUNE 30,              September 30,
                                                                                      1999                     1998
                                                                               --------------------       --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $     18,491          $     51,365
  Trade accounts receivable (net of allowance of $836,099 and $1,084,594)              2,275,942             3,892,141
  Notes receivable                                                                       105,211                90,180
  Finance contracts receivable                                                            37,960                42,305
  Inventories:
    Finished goods                                                                     1,752,907             2,292,552
    Work-in-progress, raw material and supplies                                        1,407,582             2,071,003
  Deferred income taxes                                                                1,167,426             1,342,862
  Prepaid expenses                                                                        13,905               226,489
  Other current assets                                                                    66,758                  --
                                                                                    ------------          ------------
      Total current assets                                                             6,846,182            10,008,897
                                                                                    ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                     1,072,400             5,010,053
                                                                                    ------------          ------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)                          166,584               249,821
  Cost in excess of net assets of acquired businesses
    (net of amortization of $2,940,769 and $2,756,642)                                 6,278,439             6,446,682
  Deferred income taxes                                                                2,429,741             2,253,805
  Unamortized trademarks                                                                 264,707               289,162
  Finance contracts receivable (less amounts due within one year)                         75,919                84,610
  Other                                                                                    1,274                65,753
                                                                                    ------------          ------------
      Total other assets                                                               9,216,664             9,389,833
                                                                                    ------------          ------------
      Total assets                                                                  $ 17,135,246            24,408,783
                                                                                    ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                    $    150,216          $    508,080
  Trade accounts payable                                                               2,761,520             5,118,002
  Income taxes payable                                                                   977,832             1,126,049
  Accrued expenses and other liabilities                                               3,049,766             3,152,908
  Long-term debt due within one year                                                      72,646               121,599
                                                                                    ------------          ------------
     Total current liabilities                                                         7,011,980            10,026,638
                                                                                    ------------          ------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                         --                  41,739
  Other                                                                                  145,402               241,401
                                                                                    ------------          ------------
      Total long-term liabilities                                                        145,402               283,140
                                                                                    ------------          ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                   --                    --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 shares                                                           5,368,556             5,368,556
  Capital in excess of par value                                                       7,630,621             8,173,924
  Unearned compensation, net                                                            (224,443)             (522,984)
  Retained earnings (deficit)                                                         (1,726,779)            3,103,052
  Other comprehensive loss (Note 5)                                                     (863,257)           (1,037,721)
                                                                                    ------------          ------------
                                                                                      10,184,698            15,084,827
  Less treasury stock 46,277 and 210,191 shares, respectively, at cost                   206,834               985,822
                                                                                    ------------          ------------
      Total stockholders' equity                                                       9,977,864            14,099,005
                                                                                    ============          ============
      Total liabilities and stockholders' equity                                    $ 17,135,246          $ 24,408,783
                                                                                    ============          ============

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                               For the three months ended June 30, For the nine months ended June 30,
                                                       1999           1998               1999           1998
                                               ----------------------------------  ---------------------------------

Revenues:
  Net product sales                                $  8,710,672    $ 10,091,253    $ 27,402,275    $ 29,198,032
  Financing revenue and other                            91,646          61,090         355,614         247,730
                                                   ------------    ------------    ------------    ------------
                                                      8,802,318      10,152,343      27,757,889      29,445,762
Operating costs and expenses:
  Cost of products sold                               5,696,620       7,806,473      18,701,015      20,774,699
  Selling, general and administrative
   expenses                                           3,403,937       5,810,984      10,566,545      17,039,805
  Interest expense                                       12,933          50,342          57,509       1,338,026
  Impairment loss (Note 3)                                 --              --         2,664,574            --
  Other expenses                                         50,642          47,722         165,077         166,910
                                                   ------------    ------------    ------------    ------------
    Total expenses                                    9,164,132      13,715,521      32,154,720      39,319,440
                                                   ------------    ------------    ------------    ------------
Loss before income taxes                               (361,814)     (3,563,178)     (4,396,831)     (9,873,678)
Provision (benefit) for income taxes                     19,000      (1,153,334)         58,000      (2,991,947)
                                                   ------------    ------------    ------------    ------------
Loss before discontinued operations                    (380,814)     (2,409,844)     (4,454,831)     (6,881,731)
                                                   ------------    ------------    ------------    ------------


Income from discontinued operations -
  Household Rental Systems (net of
   taxes of $-0-)                                          --              --              --            10,196
 Bliss Manufacturing (net of taxes of
   $-0-, $-0-, $-0- and $137,348)                          --              --              --           224,094
 Tube Fab Ltd. (net of taxes of $-0-,
   $-0-, $-0- and $128,733)                                --              --              --           207,341
                                                   ------------    ------------    ------------    ------------
                                                           --              --              --           441,631
                                                   ------------    ------------    ------------    ------------

(Loss) gain on disposals-
  Household Rental Systems (net of
  taxes of $-0-)                                           --              --              --           436,889
  Bliss Manufacturing (net of taxes
   of $-0-,  $578,712, $-0- and $6,595,911)                --         1,123,376        (375,000)      7,216,434
  Tube Fab Ltd. (net of taxes of
   $-0-, $-0-, $-0- and $183,269)                          --              --              --          (299,019)
  Health-Mor Personal Care Corp. (net
   of taxes of $-0-, $-0-, $-0- and $119,700)              --              --              --          (195,300)

                                                   ------------    ------------    ------------    ------------
                                                           --         1,123,376        (375,000)      7,159,004
                                                   ------------    ------------    ------------    ------------
Net (loss) income                                  $   (380,814)   $ (1,286,468)   $ (4,829,831)   $    718,904
                                                   ============    ============    ============    ============

Weighted average number of shares
  outstanding                                         5,317,012       5,356,820       5,240,501       5,140,979
                                                   ============    ============    ============    ============

Basic and diluted per share of common stock:
  Loss before discontinued operations              $      (0.07)   $      (0.45)   $      (0.85)   $      (1.34)
  Income from discontinued operations              $       --      $       --      $       --      $       0.09
  (Loss) gain on disposals                         $       --      $       0.21    $      (0.07)   $       1.39
                                                   ------------    ------------    ------------    ------------
  Net (loss) income                                $      (0.07)   $      (0.24)   $      (0.92)   $       0.14
                                                   ============    ============    ============    ============

Cash dividends per common share
                                                   $       --      $       --      $       --      $       --
                                                   ============    ============    ============    ============



See notes to consolidated condensed financial statements.




CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
                                                                                      For the nine months ended June 30,
                                                                                          1999               1998
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                                 $ (4,829,831)       $    718,904

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                                    655,099           1,386,036
        Impairment of asset                                                            2,664,574                --
        Loss on sale of assets                                                            47,331                --
        Loss (gain) on disposal of discontinued operation                                375,000          (7,159,004)
        Amortization of stock awards, net                                                534,230             792,019
        Provision for losses on receivables                                                 --             1,963,498
        Deferred income taxes                                                               (500)          3,327,478
  Changes in operating assets and liabilities:
    Decrease in receivables                                                            1,697,441           2,084,180
    Decrease (increase) in inventories                                                 1,203,066          (1,805,147)
    Decrease in prepaid expenses                                                         212,584              26,403
    (Increase) decrease in other current assets                                          (66,758)             41,963
    Decrease in accounts payable                                                      (2,356,482)         (2,944,188)
    Decrease in accrued expenses and other liabilities                                  (574,141)         (2,393,787)
    Decrease in income taxes payable                                                    (148,217)         (2,996,104)
    Other, net                                                                           251,360             268,010
                                                                                    ------------        ------------
            Net cash used in operating activities                                       (335,244)         (6,689,739)
                                                                                    ------------        ------------

Cash flows from investing activities:
  Proceeds from sale of businesses, net of transaction expenses of $5,229,344               --            26,863,472
  Net proceeds from sale of assets                                                       792,670                --
  Capital expenditures                                                                   (41,744)           (199,242)
                                                                                    ------------        ------------
            Net cash provided by investing activities                                    750,926          26,664,230
                                                                                    ------------        ------------

Cash flows from financing activities:
  Net repayments under credit facility                                                  (357,864)        (15,140,462)
  Payment of other debt                                                                  (90,692)         (4,992,061)
  Acquisition of treasury stock                                                             --               (47,808)
                                                                                    ------------        ------------
            Net cash used in financing activities                                       (448,556)        (20,180,331)
                                                                                    ------------        ------------

Net decrease in cash and cash equivalents                                                (32,874)           (205,840)
Cash and cash equivalents, beginning of period                                            51,365             239,797
                                                                                    ============        ============
Cash and cash equivalents, end of period                                            $     18,491        $     33,957
                                                                                    ============        ============


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

        FOREIGN CURRENCY TRANSLATION
The Company finalized the closing of its Holland sales office in February 1999. This action resulted in an expense of $138,700, during the second quarter of fiscal 1999, associated with the write off of the Holland cumulative translation adjustment previously included within the other comprehensive loss caption of the Consolidated Condensed Balance Sheets.

        EARNINGS PER SHARE
The denominators for calculating the Company's basic and diluted earnings per share are identical as all common stock equivalents are anti-dilutive as of June 30, 1999, and 1998.

    2.  Discontinued Operations
    --------------------------

All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three and nine months ended June 30, 1998, were $-0- and $34,174,600, respectively.

On March 19, 1999, the Company reached an agreement with Rhone Capital LLC (the "Buyer") to resolve a dispute concerning unusable and unsaleable inventory, and related representations and warranties stemming from the sale of Bliss Manufacturing ("Bliss") to the Buyer in March 1998, pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement"). Certain conditions of the resolution are as follows: (1) approximately $500,000 in funds escrowed in connection with the Purchase Agreement were released to the Buyer;

(2) both the Company and the Buyer agreed not to assert claims for indemnification under specified sections of the Purchase Agreement; (3) the Buyer agreed not to require the Company to purchase any unusable or unsaleable inventory pursuant to the Purchase Agreement; and (4) the Buyer agreed to not seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998, to and including March 31, 1999.

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

     3. Property, Plant and Equipment
     --------------------------------

On January 12, 1999, the Company sold its current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998 the Company recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property. The impairment loss was recorded as a separate line item under operating expenses in the Consolidated Condensed Statement of Income.

     4. Debt
     -------

In May 1999 the Company terminated its credit facility with its lender and entered into a $3,500,000 revolving line of credit with a new lender consisting of loans against the Company's eligible receivables and inventory. The new credit agreement expires in 2002 and calls for interest to accrue at a rate of prime plus 2%, or 10% as of June 30, 1999. A pre-payment penalty waiver for early termination of the old credit facility was obtained from the previous lender in February 1999.

The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on the Company's ability to incur additional indebtedness, and limitations on compensation to key employees, tangible net worth and capital expenditures. There were no covenant violations under the existing credit facility as of June 30, 1999.

     5. Comprehensive Income
     -----------------------

During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments which are reported as a separate component of shareholders' equity in the accompanying Consolidated Condensed Balance Sheet. The Company presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. The Company had a comprehensive loss of $365,100 and $4,794,100 for the three and nine months ended June 30, 1999. For the three and nine months ended June 30, 1998, the Company had a comprehensive loss of $1,335,000 and comprehensive income of $360,700, respectively.

     6. Long Term Compensation Plan
     ------------------------------

During the second fiscal quarter of 1999 the Board of Directors granted 307,832 incentive stock options and 77,500 restricted shares to key employees of the Company in accordance with the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan. The majority of the options and restricted shares vest over a 36-month period with the exception of 133,332 options and 25,832 restricted shares that vested immediately. No compensation expense was recorded related to the stock options during fiscal 1999, as the exercise price was equal to the fair market value at the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET PRODUCT SALES-
THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998
Net product sales of $8,710,700 for the quarter ended June 30, 1999, decreased by $1,380,600 or 13.7% as compared to the same quarter in fiscal 1998. The decrease in sales is due primarily to a decline in American and European sales. In March 1998 the Company introduced, to the Americas Division, the 70th Anniversary model of the Majestic (the Company's floor-care product). The introduction of the new model contributed to higher sales in April 1998 than in a standard month thus generating higher sales in the third quarter of fiscal 1998 as compared to the same quarter in 1999. European sales were unfavorable for the third quarter of fiscal 1999 as compared to the same quarter in fiscal 1998 primarily as a result of sales decreases in the U.K. and Russia. Sales in the U.K. decreased due to the difficulty in obtaining consumer financing to complete the sales transactions. Consumer financing companies used in England decreased from four primary lenders to one during the first quarter of fiscal 1999. To rectify this situation, the Company negotiated with a consumer finance professional who is identifying and establishing new financial services, while revitalizing existing relationships for the U.K. network. Sales in Russia and its neighboring trading states have dramatically declined as a result of the problems in the Russian economy and the fall in the value of the ruble.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998 Net product sales of $27,402,300 for the nine months ended June 30, 1999 represent a decline of $1,795,800 or 6.2% compared to $29,198,000 for the nine months ended June 30, 1998. The decline in sales is primarily a result of decreased After Market Sales ("AMS") in Canada and Europe. In March 1998 the Company changed the way it went to market in Canada, moving from a company owned distribution warehouse to an importer. A trade discount, which is reduced yearly, was provided to the importer in exchange for his assumption of all selling and administrative expenses associated with the Canadian operation. This trade discount accounts for a portion of the decrease in Canadian revenue. The main focus of the Canadian importer has been on maintaining a strong distributor network and stabilizing Majestic (the Company's floor care product) sales while rebuilding the AMS program. The rebirth of the Canadian AMS program is taking longer than originally estimated, however, Company management and the Canadian importer have recently implemented a new strategy that they feel will improve the growth of AMS parts sales. The new strategy is to refocus AMS as a lead generation tool and to add sales support resources. The decrease in European AMS sales is a direct result of the loss of business in Russia due to the economic crisis in that region and ongoing consumer financing difficulties in the U.K. as discussed above.

The Company's net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

GROSS PROFIT-
THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998
Gross profit, exclusive of financing revenue, for the quarter ended June 30, 1999, was $3,014,000 or 34.6%, as compared to $2,284,800, or 22.6%, in the quarter ended June 30, 1998. The favorable increase in margin is primarily attributable to additional obsolescence expense of $520,000 recorded in June 1998, decreased overhead spending of $347,900 and decreased material cost, offset by an unfavorable volume variance of $312,000. As a result of the discontinuance in December 1997 of the Elektrapure product line, and after efforts to sell the line in the first two quarters of fiscal 1998 proved unsuccessful, the Company recorded a charge in the quarter ended June 30, 1998 of $520,000. The favorable variance in material cost and overhead spending is reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 and continued throughout fiscal 1998 to strengthen business processes, reduce costs, and improve quality. These initiatives continue today as management continues to review and decrease component costs, improve product quality and strengthen operational processes.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998 Gross profit, exclusive of financing revenue, for the nine months ended June 30, 1999 was $8,701,300, or 31.8%, compared to $8,423,300, or 28.8%, for the comparable period in fiscal 1998. The increase in the margin is primarily attributable to decreased overhead spending of $1,267,300 and a $376,300 reduction in obsolescence expense (see Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998 above for further explanation of decreased obsolescence and spending), offset by a change in the way the Company went to market in Canada (see Net Product Sales above) and an unfavorable volume variance of $480,500.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses decreased by $2,407,000 for the quarter ended June 30, 1999, versus the comparable quarter of fiscal 1998. SG&A expenses for the nine months ended June 30, 1999, were $6,473,300 lower than the comparable period in fiscal 1998. The decrease in SG&A expenses for the nine month period is primarily related to decreases in bad debt expense of $1,873,000, employee related costs of $2,089,300 and professional fees of $1,224,200. The bad debt expense recorded in June 1998 resulted primarily from the continuing deterioration of the receivables associated with the

Company's elimination of credit in North America and changes in the way the Company went to market in the retail and Canadian channels. Decreases in employee related costs and professional fees are attributable to the Company's cost reduction measures undertaken in fiscal 1998 and continuing into fiscal 1999. In fiscal 1998, the Company downsized its businesses to one core business segment, reduced its staff to an appropriate level, and reduced both non-sales growth expenses and fixed costs. Also contributing to the decrease in SG&A expenses are lower administrative costs relating to the Canadian and Holland entities. These operations were downsized in fiscal 1998 as part of the Company's overall cost reduction plan. The Holland sales office was subsequently deregistered in February 1999.

INTEREST EXPENSE - Interest expense for the quarter ended June 30, 1999 was $12,900 as compared to $50,300 for the same quarter in fiscal 1998. Interest expense for the nine months ended June 30, 1999 was $57,500 compared to $1,338,000 for the nine months ended June 30, 1998. This decrease is due primarily to lower outstanding balances on the current credit facility as compared to the Star Bank credit facility in fiscal 1998. The Star Bank credit facility was retired in March 1998 from the proceeds generated from the Company's sale of its Bliss Manufacturing operation.

IMPAIRMENT LOSS - On January 12, 1999, the Company sold its current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998 the Company recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property.

INCOME TAXES - The effective income tax rate for the three and nine months ended June 30, 1999 is (5.3%) and (1.3%), respectively. The effective rate is attributable to the establishment of a valuation allowance against current fiscal net operating losses offset by a provision for state taxes.

DISCONTINUED OPERATIONS - All previously recorded discontinued operations were disposed of in fiscal 1998. Sales applicable to discontinued operations for the three and nine months ended June 30, 1998 were $-0- and $34,174,600, respectively.

On March 19, 1999, the Company reached an agreement with Rhone Capital LLC ("the Buyer") to resolve a dispute concerning unusable and unsaleable inventory, and related representations and warranties stemming from the sale of Bliss Manufacturing ("Bliss") to the Buyer in March 1998, pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended ("Purchase Agreement"). Certain conditions of the resolution are as follows: (1) approximately $500,000 in funds escrowed in connection with the Purchase Agreement were released to the Buyer; (2) both the Company and the Buyer agreed not to assert claims for indemnification under specified sections of the Purchase Agreement; (3) the Buyer agreed not to require the Company to purchase any unusable or unsaleable inventory pursuant to the Purchase Agreement; and (4) the Buyer agreed to not seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998, to and including March 31, 1999.

Also in March 1999 the Company recorded a reserve of $425,000 for future environmental damage expenditures pursuant to the Purchase Agreement. This reserve was offset by the reversal of

$50,000 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss that will not be paid due to the release of the entire escrow to the Buyer.

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

Plans developed in the assessment phase are being executed in the implementation phase. Non-compliant IT and non-IT hardware and software are being remediated or replaced. As of June 30, 1999, all the major components of the Company's IT and non-IT hardware and software utilize Year 2000 compliant software. Remaining non-compliant hardware and software will be remediated or replaced with Year 2000 software and hardware by September 30, 1999. A major component of the Company's application software, which is already Year 2000 compliant, will be replaced with a newer version in the next several months. Although the change is not Year 2000 related, a full compliance test will be conducted. Testing, which is expected to be completed by September 30, 1999, is currently being performed to ensure compliance. Testing attempts to verify that all systems function correctly and it extends to all interfaces with key business partners.

During the assessment and testing phase, no significant information technology projects have been deferred as a result of our efforts on Year 2000.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations, financial conditions or cash flows. We are now in the process of surveying our vendors in order to ascertain their ability to continue supplying us with necessary services and materials. As of June 30, 1999, with 67% (168 out of 251) of the surveys returned, the Company has not received any negative responses. All state that they are, or will be, compliant by late-1999. We are reviewing the remaining non-responding vendors to determine appropriate action. In addition to the survey, contingency plans are being developed. While approaches to reducing risks of interruption due to supplier failures will vary, options include identification of alternate suppliers and utility providers, accumulation of inventory to assure production capability where feasible or warranted, and establishment of crisis teams to address unexpected problems. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities utilized net cash of $335,200 for the nine months ended June 30, 1999, principally due to the net loss of $4,829,800, a decrease in accounts payable of $2,356,500 and accrued expenses and other liabilities of $574,100, offset by the $2,664,600 non-cash expense associated with the impairment of the Company's Cleveland, Ohio facility (See Note 3 to the Consolidated Condensed Financial Statements), and cash inflows resulting from decreases in receivables of $1,697,400 and inventories of $1,203,100. The decrease in receivables was due primarily to a greater majority of customers prepaying in order to take advantage of cash discounts, versus cash on delivery, and improved collection efforts in the greater than 120 day category which generated approximately $500,000 during the first nine months of fiscal 1999. Improvement in production forecasts, decreases in labor and overhead absorption rates, utilization of excess AMS inventories, increases in the obsolescence reserve and implementation of a Kanban system for AMS parts primarily contributed to the decrease in inventories. Labor and overhead absorption rates decreased as a result of increased inventory turns and lower plant spending. The increase in the obsolescence reserve resulted from a change in the Japanese motor that was needed to improve the quality of the unit. The Kanban technique is used to pull products and material through and into the manufacturing process through the use of a physical signal that identifies points of consumption and replenishment. Accounts payable decreased by $2,356,500 primarily due to a decrease in inventory and continued Company-wide cost containment efforts. The decrease in accrued expenses and other liabilities is a result of the payment of non-recurring professional fees and commissions accrued for at September 30, 1998.

INVESTING ACTIVITIES- Net cash provided by investing activities of $750,900 for the nine months ended June 30, 1999, primarily represents net proceeds from the sale of the Company's facility and related land in Cleveland, Ohio (See Note 3 to the Consolidated Condensed Financial Statements).

FINANCING ACTIVITIES- Net cash used in financing activities was $448,600, which included $357,900 for net repayments under the credit facility and $90,700 for payment of long-term debt.

In May 1999 the Company terminated its credit facility with its lender and entered into a $3,500,000 revolving line of credit with a new lender consisting of loans against the Company's eligible receivables and inventory. The new credit agreement expires in 2002 and calls for interest to accrue at a rate of prime plus 2%, or 10% as of June 30, 1999. A pre-payment penalty waiver for early termination of the old credit facility was obtained from the previous lender in February 1999.

The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on the Company's ability to incur additional indebtedness, and limitations on compensation to key employees, tangible net worth and capital expenditures. There were no covenant violations under the existing credit facility as of June 30, 1999.

The Company believes that its current working capital, cash flow generated from future operations and its existing or future credit facility will be sufficient to fund the Company's capital requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including the statements made in "Net Product Sales" regarding revitalizing existing relationships for the U.K. network and the implementation of a strategy to improve AMS sales growth, "Gross Profit" pertaining to the continued improvement in the margin from operational initiatives, and "Year 2000" concerning the impact of costs incurred on the Company's future operating results, financial condition and cash flows and the potential impact of suppliers and customers. Such forward-looking statements are subject to uncertainties including the improvement of sales in the U.K. and Canadian AMS market, and the ability of the Company to continue to implement cost reduction measures. Such uncertainties are difficult to predict and could cause actual results of the Company to differ materially from those matters expressed or implied by such forward-looking statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

  10.00      Material Contracts         Finova Loan and Security Agreement, attached.

  10.01      Material Contracts         Real Estate Sale Agreement and Amendment to Real
                                        Estate Sale Agreement, incorporated by reference
                                        from Form 10-Q for the quarter ended December 31,
                                        1998.

  10.02      Material Contracts         Bliss Stock Purchase Agreement, incorporated by
                                        reference from Form 10-K/A3 for the year ended
                                        September 30, 1997.

  10.03      Material Contracts         Bliss Stock Purchase Agreement Settlement Letter,
                                        incorporated by reference from Form 10-Q for the
                                        quarter ended March 31, 1999.

  10.04      Material Contracts         Second Amendment to Heller Financial Loan and
                                        Security Agreement, incorporated by reference from
                                        Form 10-Q for the quarter ended March 31, 1999.

  10.05      Material Contracts         Heller Financial Pre-Payment Penalty Waiver
                                        Letter, incorporated by reference from Form 10-Q
                                        for the quarter ended March 31, 1999.

  10.06      Material Contracts         Amendment to Restricted Stock Agreements,
                                        incorporated by reference from Form 10-Q for the
                                        quarter ended March 31, 1999.

  10.07      Material Contracts         Restricted Stock Agreements, incorporated by
                                        reference from Form 10-Q for the quarter ended
                                        March 31, 1999.

  10.08      Material Contracts         Incentive Stock Option Agreements, incorporated by
                                        reference from Form 10-Q for the quarter ended
                                        March 31, 1999.

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

                                              HMI Industries Inc.
                                              ------------------
                                                 (Registrant)

Date:    July 29, 1999                       /s/ Julie A. McGraw
                                            ---------------------------
                                                Julie A. McGraw
                                                Vice President - Corporate
                                                Controller and Chief Accounting
                                                Officer