Form 10-K405
period 1999-09-30
HMI INDUSTRIES INC
filed 1999-12-08
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-1202810
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)

            3631 Perkins Avenue, Cleveland, Ohio      44114
        ------------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (216) 432-1990

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on November 1, 1999 was approximately $2,476,671.

               Class                          Outstanding at November 1, 1999
-------------------------------------         ----------------------------------
Common stock, $1 par value per share                   5,353,466

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 1999 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on pages 50-51.     This report consists of 52 pages.
================================================================================


TABLE OF CONTENTS
-----------------

PART I............................................................................................................2

   ITEM 1.  BUSINESS..............................................................................................2
   ITEM 2.  PROPERTIES...........................................................................................11
   ITEM 3.  LEGAL PROCEEDINGS....................................................................................11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................11

PART II..........................................................................................................12

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................12
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................13
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................22
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................22
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................22

PART III.........................................................................................................22

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................................22
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................22
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................23
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................23

PART IV..........................................................................................................23

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................23

SIGNATURES.......................................................................................................24


INDEX TO FINANCIAL STATEMENTS....................................................................................25


INDEX TO EXHIBITS................................................................................................50

PART I.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Our Company, HMI Industries Inc., is a worldwide, direct selling company engaged in the manufacture and sale of high filtration portable surface cleaners, central vacuum cleaning systems and portable room air cleaners. Our high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R) and Defender(R) (portable room air cleaner only) and our central vacuum cleaning system is sold under the trade names Vacu-Queen(R) and Majestic II(R).

Although we were known as Health-Mor Inc. until 1995, when our name was changed to HMI Industries Inc., we continue to distribute our products under the Health-Mor brand name. HMI was reorganized in 1968 in Delaware, succeeding an Illinois corporation formed originally in 1928. Our operations, and that of our wholly owned subsidiaries, are carried on through our sales and marketing operations and manufacturing facilities located at 3631 Perkins Avenue, Cleveland, Ohio. In order to more fully automate our assembly and distribution, we are planning to move all production areas in January 2000 to a newer and more efficient facility, in Strongsville, Ohio. In addition, our sales, marketing and executive personnel will also be relocating in January 2000 to our new corporate world headquarters in Independence, Ohio.

     Discontinued Operations
     -----------------------

In fiscal 1997, we decided to sell our non-core-manufactured products businesses and any under performing consumer goods product lines. As a result of this decision, Bliss Tubular Products, which engaged in the bending of aluminum, steel and copper tubing, was sold in fiscal 1997. In fiscal 1998, HMI sold the following subsidiaries:

- Tube-Fab Ltd., a Canadian subsidiary which manufactured tubular products for the aircraft, military, communications, and specialty architectural industries, and manufactured precision machined products for aircraft engines for the aerospace industry;

- Bliss Manufacturing Company, an Ohio subsidiary which manufactured sheet metal stamping and sub-assemblies, and painting and welding, for the automotive and truck manufacturing, materials handling equipment, military and plumbing industries;

- Household Rental Systems, a Canadian entity that sold and leased carpet cleaning systems; and

- Health-Mor Personal Care Corp., a Delaware subsidiary which sold needleless insulin injectors.

We discontinued selling the Optima(R) portable canister vacuum and the Princess 2000(R) upright vacuum cleaner in 1997, and discontinued the Elektrapure(R) portable canister vacuum product in 1998. Sale of the SuperNaturals(R) brand of cleaning products was ended in 1997, and most of the Home Impressions product lines were discontinued in 1997, except for the Vacu-Queen(R) central vacuum cleaning system.

In 1998 our financing subsidiaries, Health-Mor Acceptance Corporation (incorporated in Delaware), HMI Acceptance Corporation (organized in Ontario, Canada) and Health-Mor Acceptance PTY Ltd. (organized in Sydney, Australia) discontinued the financing of contracts to end customers.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Our continuing operations consist of a single operating segment. See Note 11 of the Notes to the Consolidated Financial Statements found on page 45 for further information.

NARRATIVE DESCRIPTION OF BUSINESS
Consumers have become increasingly aware of the potential health concerns posed by indoor air quality. We regard ourself as a leader in the management of indoor air quality by offering a complete solution that keeps indoor air cleaner and healthier. We believe that people with and without respiratory problems will notice the benefits of cleaner indoor air that can be derived from using our products.

According to the U.S. Environmental Protection Agency, most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. The Centers for Disease Control and Prevention have reported that the estimated number of asthma sufferers has risen from 6.7 million in 1980 to 13.8 million in 1994, and the American Lung Association has reported a 61 percent increase in asthma prevalence between 1982 and 1994. Among chronic illnesses in children, asthma is the most common. Approximately 33 percent of asthma patients are under the age of 18. According to the American Lung Association, more than 5,600 people die of asthma in the U.S. annually. This represents a 45.3 percent increase in mortality between 1985 and 1995. The first line of defense against diseases such as asthma is prevention, such as improving indoor air quality. The American Lung Association has also stated that controlling the home environment is a very important part of asthma and allergy care.

     Products and Distribution
     -------------------------

Our principle products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner, and a portable room air cleaner that helps to remove particles, gases and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM) in some parts of the world. In other areas, primarily Asia and Europe, the two products are sold separately.

Our high filtration portable surface cleaner is the only surface cleaner that uses a unique multiple cone filtration process (patent pending) that provides continuous air flow that is needed for effective and continual cleaning of surfaces. While common perception might suggest that the amount of suction produced by a vacuum cleaner is more important than continuity of airflow, surfaces are more effectively cleaned when the airflow is continuous, even with a lower amount of suction. With the exception of one vacuum cleaner competitor that uses a water filtration system, all other traditional floor vacuum cleaners use cloth or paper bags to trap dirt and particles. Vacuum bag cleaners must rely on holes in the bags for airflow and, as a consequence, a traditional vacuum cleaner scatters dirt and particles into the environment as they pass through the bag's holes. Moreover, the holes in a traditional vacuum bag will become clogged with dirt and particles with more usage that results in a continually diminishing ability to draw air, which, in turn, reduces the cleaning ability of those vacuum cleaners. By contrast, our high filtration portable surface cleaner is designed to produce a continuous air flow, irrespective of the amount of dirt and particles that it removes from a surface, by directing finer particles to the cone filters and forcing dirt and other large particles to circulate away from the filters for collection at the base of the surface cleaner when it is turned off.

In addition, our high filtration portable surface cleaner is designed to trap virtually all particles that it removes from surfaces. The two cone filters used in the surface cleaner, consisting of a pre-filter and a MEDIPure(R) filter cone, have been independently tested and shown to remove 99.98% of particles at
0.1 micron when used together. As stated above, other large particles are trapped in the base of the surface cleaner. The MEDIPure(R) filter cartridge is used in our portable room air cleaner, the Defender(R), and has been independently tested to remove 99.98% of the particles at 0.1 micron. The Defender(R) is designed to operate 24 hours per day, 365 days per year, to continually remove pollutants from the air. The level of filtration of both the high filtration portable surface cleaner and the portable room air cleaner exceed high efficiency particulate arrestance ("HEPA") technologies, an industry standard that has an efficiency level of 99.97% filtration at 0.3 microns. Both of our products are therefore more efficient cleaners because they can remove smaller particles than HEPA and provide superior cleaning performance by capturing dirt and particles that other vacuum surface cleaners and air cleaners cannot remove.

We also sell a residential built-in vacuum system. Our central vacuum system is quieter than competing models because the power unit is installed in a location separated from the living area and is made of ABS plastic to further insulate the noise it produces. Built-in vacuum systems are typically installed in either the garage, basement, or a closet. Plastic piping runs through the walls of the home from the unit to various inlets, which have been strategically placed throughout the home. When a vacuum hose end is placed into an inlet, the built-in vacuum system's power unit is activated. A built-in system offers the convenience of carrying only a power nozzle and hose. Built-in vacuum systems are extremely popular in Canada and in some parts of Europe.

Our built-in vacuum system is sold in homes through direct sales and in retail outlets. In Canada, the system is marketed side-by-side with our high filtration portable surface cleaner. We sell two models of our built-in vacuum system. In Canada, one model is sold through the existing direct sales channel under the brand name Filter Queen(R). Our other model, the Vacu-Queen(R), is sold in Canada and the United States through retail vacuum specialty stores. We sell our central vacuum system in Europe under the Vacu-Queen(R) brand name and under private label through direct sales channels.

We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner compared with all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a five-year period from the date of purchase and offer a warranty for the life of the vacuum for the replacement of the surface cleaner's motor at the same price as was paid for the motor in the original sale. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our distribution system consists of approximately 350 distributors and importers who sell our products. Our independent authorized distributors and importers sell our products in more than 30 countries worldwide.

Each distributor and importer has a defined territory in which he or she maintains the exclusive right to sell our company's products. Each distributor and importer sells the products to consumers through an in-home presentation given by a sales associate who, in some parts of the world, has been trained and certified by independent HMI trainers as an "Indoor Air Quality Specialist." Our products are sold exclusively through direct, in-home sales as it allows for greater customer contact and a more complete presentation of the product's benefits. Distributors are granted the right to market our products using the demonstration method and utilizing our trademarks. These same distributors and importers are responsible for providing service and replacement consumables and supplies to the end-consumers in their territories, which provides them with another source of revenue and potential referral network.

U.S. MARKET. In the United States, we sell our high filtration portable surface cleaner and portable room air cleaner through distributors who sell our products through sales associates. Those sales associates in turn sell our company's products directly to end customers.

To have a "hands-on" approach to our market and distributors, we develop relationships with each of our distributors and in many instances with each distributor's sales force as well. To do this, we employ field staff in the U.S. to effectively identify and recruit new distributors, train and motivate them, and build strong relationships with them and their organizations. A strong field presence provides us with first-hand intelligence regarding changes in the market, the distribution network, effectiveness of marketing methods, and competition.

To aid in the retention of distributors and help with the development of their professional careers and independent businesses, we developed a unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Eckerd College in Florida, and addresses everything from in-home demonstration technique to generation of sales leads, personnel training, compliance matters, ownership and operation of a distributorship, and more.

MARKETS OUTSIDE THE U.S. Success in exporting is relatively new to us, occurring mostly in the last ten years. Whereas in the U.S., we have over 70 years of operating experience and the advantage of operating in our native country, penetrating foreign markets presents a different set of challenges. To sell our products in a foreign market, we usually engage the services of a single importer to represent our products in each country. We have less contact with the direct sales networks employed by importers because we have fewer field staff outside the U.S. to support such sales networks. Since each country poses its own unique set of challenges (among others, currency fluctuations, differing political and economic systems, unique business and legal environments, inconsistent duty and tax requirements, and even civil unrest and war), it can be very difficult to penetrate a new market without the help of an individual from that market. As a consequence, we are dependent on our importers to address those challenges.

     Marketing and Advertising
     -------------------------

Traditionally, we have relied on our distributors to market and sell our products to consumers. A portion of the sales of our products by our distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end-consumers who purchase these products. Recent efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. There can be no assurance that state regulations will not further restrict telemarketing and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the distributors have been developing alternative methods to generate leads for in-home demonstrations. Such alternative methods include, but are not limited to, setting up displays at trade shows and fairs, distributing flyers and door hangers, and using customer referral programs.

While we have not in the past marketed or advertised our products directly to consumers, we have recently started to promote our products directly to U.S. consumers through radio and the Internet as a way to support our in-home sales process and distributors.

Because our success is directly linked to the strength and success of our distribution network, we are focused on building our distribution network by assisting sales associates and distributors to grow and develop as business professionals. We believe that the business training we provide to distributors and sales associates through the Edge program is integral to our marketing and sales success. See "Products and Distribution--U.S. Market" above for more information on the Edge. In an effort to recruit potentially more successful candidates into our business, we recently began to develop a profile of successful sales associates who have participated in the Business Management Institute. Once completed, we hope to use the profile as a tool for successful recruitment of sale associates in the future.

In addition to direct advertising and training of our distributors and their sales associates, we are able to market our products by an endorsement we earned from Olympic Gold Medal swimmer and world record holder Tom Dolan. Mr. Dolan, who is seeking to repeat his gold medal performance at the 2000 Olympic Games to be held in Sydney, Australia, suffers from severe allergies and asthma and uses the Filter Queen Indoor Air Quality System(TM) as part of a strategy to improve his indoor air environment and to reduce his incidents of allergy and asthma attacks. Under a two-year agreement with us, Mr. Dolan agreed to become a spokesperson for the Filter Queen Indoor Air Quality System(TM), primarily through radio spots we developed in conjunction with an advertising agency. Mr. Dolan, who is also a spokesperson for the American Lung Association, endorses the Filter Queen Indoor Air Quality System(TM) as part of an overall asthma management program.

In addition, we have teamed up with the National Trust for Historic Preservation by exclusively supplying our high filtration portable surface cleaner to 19 homes of national historic significance under the National Trust's care. Under the agreement with the National Trust, we are permitted to advertise and promote the National Trust's choice of the Filter Queen(R) to take care of damaging dust and dirt in some of America's most nationally significant homes, including James Madison's Montpelier in Virginia, Frank Lloyd Wright's home and studio in Oak Park and the Robie House, Cliveden in Philadelphia, Lyndhurst in Tarrytown, New York and Woodrow Wilson's home in Washington, D.C. Our company derives tremendous benefits from this partnership because it enables us to increase consumer awareness of our high filtration portable surface cleaner, gain name brand recognition, and increase consumer product confidence. In addition, the advertising materials associated with our partnership with the National Trust, are a highly useful tool to establish credibility when our distributors and sales associates attempt to arrange in-home demonstrations of our products. We also encourage our distributors to support local sites not directly under the care of the National Trust.

     Raw Material
     ------------

We assemble finished parts purchased from various suppliers. Manufacture of our central vacuum cleaning system is done by another manufacturer under contract with us. The raw materials used by our manufacturing operations are purchased from a number of suppliers, and substantially all such materials are readily available.

     Patents and Trademarks
     ----------------------

We have numerous United States and foreign patents, patent and trademark applications, registered trademarks and trade names that are used in our business. Trademarks and brand name recognition are important to us. We generally own the trademarks under which our products are marketed and have registered our trademarks and will continue to do so as they are developed or acquired. We protect such trademarks and believe that there is significant value associated with them. We also believe that certain of the trademarks and trade names are of material importance to the businesses/products to which they relate and may be of material importance to our company as a whole. Although protection of our patents and related technologies are important components of our business strategy, none of the individual patents is believed to be material to our company. The remaining duration of the patents and trademarks varies.

     Seasonality
     -----------

Our business is typically not seasonal.

     Major Customers and Dependence on Independent Distributors
     ----------------------------------------------------------

Sales of our products to three of our international importers accounted for 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. In fiscal year 1998, two international importers accounted for 20.7% and 10.3% of total HMI product sales. The loss of any significant portion of our sales from these importers, although believed by HMI management to be unlikely, would have a material adverse impact on our sales and earnings.

Our revenues, and the stability of such revenues, are dependent on our relationships with third-party distributors and their sales persons and their level of satisfaction with us and our products. The distributors are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with distributors will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the distributors will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Backlog
     -------

We operate monthly with a minimal backlog (backlog at September 30, 1999 was $40,000).

     Competition
     -----------

We experience strong competition in the sale of our high filtration portable surface cleaners, central vacuum systems and portable room air cleaners. Participants in the vacuum and indoor air cleaner industries compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived amount of particles removed by a vacuum cleaner or air filter. Vacuums and indoor air filters are sold through a variety of channels, including department stores, discount houses, appliance stores, and catalogs, generally at substantially lower prices than our products. According to the Vacuum Dealers Trade Association, 75% of vacuum sales in 1998 were through retail store outlets and direct-selling companies like HMI sold 25%. We believe that our high filtration portable surface cleaner is competitive with other vacuum cleaners because of its superior performance and warranty, as described in greater detail above under "Products and Distribution."

Our high filtration portable surface cleaner and central vacuum system compete with many significant vacuum cleaner manufacturers and with regional and private label manufacturers, including other direct selling companies, such as Rainbow, Tri-Star, Kirby, Miracle Mate, Electrolux and Water-Matic, and companies that sell through retail outlets such as Eureka, Hoover, Kenmore and Royal. Our portable room air cleaner competes with other indoor air cleaners sold by direct-selling companies such as Alpine, and others that sell through retail outlets such as Honeywell, Bionaire, Ozone Generators and Ionizer. Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than us, and sell their products through broader and more extensive distribution channels.

     Research and Development
     ------------------------

Our ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. During 1998 and 1997 insignificant monies were expended on research and development activities. In fiscal year 1999, we invested $290,000 in new product development. We anticipate the allocation of more significant expenditures to the development of new products in fiscal year 2000.

     Environmental
     -------------

To our knowledge, we are in compliance with all applicable Federal, State and local laws relating to the protection of the environment.

ENVIRONMENTAL INDEMNIFICATION. In March 1998 we sold one of our subsidiaries, Bliss Manufacturing Company, to an investor group. Under the terms of the stock purchase agreement governing that sale, we agreed to indemnify the investor group for environmental matters until March 2005. Under the stock purchase agreement, the amount of our indemnification obligations for environmental damages will decline annually from the closing date of that transaction, from 90% in the first two years, to 80% in the third year, 70% in the fourth year, 60% in the fifth year and 50% thereafter until the end of the seventh year. In March 1999, we recorded a reserve of $425,000 for possible future environmental damage expenditures that may arise pursuant to the stock purchase agreement. While we believe this reserve to be adequate, there can be no assurance that we will not receive claims for environmental conditions in excess of this reserve.

While we anticipate no other expenses for environmental issues, there can be no assurance that we will not receive claims for environmental conditions in the future, nor any assurance that any such claims, if received, would not have a material adverse impact on our financial condition and results of operations.

     Employees
     ---------

We employed 115 full-time and 2 part-time employees at September 30, 1999. We consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Prior to March 1998, one of our major foreign operations had been located in Canada. As of March 1998, we began selling into Canada through one importer and all sales previously made by our Canadian operation were ceased. Canadian sales for the fiscal years ended September 30, 1998 and 1997 were not considered export sales. Identifiable assets of the Canadian operations were $584,000 at September 30, 1998. Identifiable revenues of Canadian operations for the years ended September 30, 1998 and 1997 were $2,219,000 and $4,981,000, respectively. For the fiscal year ended September 30, 1999, we considered Canadian sales to be export sales.

Sales to international customers represent 67.0%, 60.9% and 62.6% of net product sales for the years ending September 30, 1999, 1998 and 1997, respectively.

     Executive Officers of the Registrant
     ------------------------------------

           NAME                   AGE                        POSITION AND TERMS OF SERVICE AS OFFICER
----------------------------    --------    ----------------------------------------------------------------------------
James R. Malone                   56        Chairman and Chief Executive Officer (1)
Carl H. Young III                 58        President, Chief Operating Officer and General Counsel (2)
Robert M. Benedict                56        Executive Vice President, Chief Financial Officer, Treasurer and Assistant
                                            Secretary (3)
Joseph Najm                       41        Vice President-Operations (4)
Julie A. McGraw                   35        Vice President, Corporate Controller, Chief Accounting Officer and
                                            Assistant Secretary (5)

(1) Mr. Malone was elected Chairman of the Board of Directors in December 1996 and Chief Executive Officer in May 1997. From 1993 to 1997, Mr. Malone was Chairman, President, and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass containers.

(2) Mr. Young was elected President and Chief Operating Officer in July 1998. He served as Executive Vice President, General Counsel, and Assistant Secretary from May 1997 to July 1998 and served as Vice President and General Counsel from February 1997 to May 1997. From 1993 to 1997, Mr. Young served as Senior Vice President and General Counsel of Anchor Glass Container Corporation.

(3) Mr. Benedict was elected Executive Vice President in February 1999, as Chief Financial Officer in May 1998 and as Treasurer in May 1997. He served as Vice President from May 1997 to February 1999. From 1995 to 1997 he was Assistant Treasurer of Sealy Inc., a mattress manufacturer. From 1992 to 1995 he was Vice President of Benedict, Kubit & Associates, a consulting firm.

(4) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999, and as Director of Operations from 1993 to 1995. The Kirby Company is a manufacturer of vacuum cleaners.

(5) Ms. McGraw was elected Vice President in February 1999 and Corporate Controller in March 1998. She served as Assistant Corporate Controller from July 1996 until March 1998. From 1994 until July 1996 she was Manager of Corporate Accounting with Moen Inc., a faucet manufacturer.

ITEM 2.  PROPERTIES

The following table sets forth the location, character and size (in square feet) of the real estate we used in our operations at September 30, 1999:

Location                                  Character                                               Square Feet
-------------------------------------     ----------------------------------------------      --------------------

  United States of America
  Cleveland, Ohio                         Leased office, plant & warehouse                         110,000

  Naples, Florida                         Leased office space                                        1,690

On January 12, 1999, we sold our current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company. The sale called for a guarantee from us to leaseback the property for nine months. The leaseback could then be extended for up to 24 months. We have been leasing the facility on a monthly basis since the expiration of the nine-month requirement.

In November 1999, we signed a lease for a new operations facility in Strongsville, Ohio. The new location offers us an opportunity to design an efficient, state-of-the-art assembly operation, as well as improve product quality and decrease overhead costs. The new facility has 72,000 square feet and will employ approximately 100 people in operations and manufacturing. Also in November 1999, we obtained landlord approval on a sublease for a 13,000 square foot Class A office space which will house our sales, marketing, finance and executive personnel. We plan to move to these new facilities in mid-January 2000.

ITEM 3. LEGAL PROCEEDINGS

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against us and one of Health Mor B.V.'s Managing Directors, Mr. Kevin Dow, on or about December 3, 1997, asserting that we were both liable, under the law of the Netherlands, for a 616,000 NLG ($308,000) deficit in the Health Mor B.V. estate and approximately 85,000 NLG ($42,000) in costs of administration. This litigation was settled during the fourth quarter of fiscal 1998 for approximately $85,000.

Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying consolidated balance sheets at September 30, 1999 and 1998 were accruals of $391,000 and $338,000, respectively, relating to various claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our Common Stock was listed for trading on the Nasdaq National Market under the symbol "HMII" until February 10, 1999, the date when it was delisted. The delisting occurred as the stock no longer met Nasdaq's minimum public float requirement due to a combination of a decline in the price of our shares of Common Stock and a concentration of stock holding. Since February 11, 1999, our shares have been traded on the OTC Bulletin Board under the symbol "HMII.OB".

As of September 30, 1999, there were approximately 241 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of our Common Stock on the NASDAQ Stock Exchange and OTC Bulletin Board for the years ended September 30, 1999 and 1998, are as follows:

1999
                         High                     Low                 Dividend
                     --------------          --------------         ------------
        1st Quarter      1 3/4                   1                     $ .0000
        2nd Quarter      1 3/4                   1 1/4                 $ .0000
        3rd Quarter      2 1/4                   1 11/32               $ .0000
        4th Quarter      2                       1 1/4                 $ .0000

1998
                         High                     Low                 Dividend
                     --------------          --------------         ------------
        1st Quarter      6                       4 5/8                 $ .0000
        2nd Quarter      6 1/2                   3 7/8                 $ .0000
        3rd Quarter      5 1/8                   2 7/8                 $ .0000
        4th Quarter      3 5/8                   1 1/4                 $ .0000

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. No dividends were declared in 1999 or 1998 due to continued losses. The credit agreement with our lender presently prohibits us from declaring or paying any dividends.

ITEM 6.  SELECTED FINANCIAL DATA
In thousands except per share amounts and ratios

                                                  1999           1998            1997           1996           1995
                                                ---------      ----------      ---------      ----------      --------
Net Revenue From Continuing Operations       $   37,363     $    39,076     $   50,490     $    59,549     $   62,785
Cost of Product Sold and SG&A Expenses       $   38,447     $    48,203     $   68,603     $    63,882     $   60,509
 Impairment loss                             $    2,665     $       ---     $      ---     $       ---     $      ---
Other Income (Expense), net                  $     (376)    $    (1,663)    $   (2,650)    $    (4,272)    $   (1,282)
Income (loss) Before Discontinued
  Operations  Before Taxes                   $   (4,125)    $   (10,790)    $  (20,763)    $    (8,606)    $      994
Income (loss) Margin Before Discontinued
  Operations Before Taxes                         (11.0%)         (27.6%)        (41.1%)         (14.5%)          1.6%
Income Taxes (benefits)                      $      116     $    (2,217)    $   (7,286)    $    (2,838)    $     (615)
Income Tax Rate                                    (2.8%)          20.5%          35.1%           33.0%          69.1%
Income (loss) Before Discontinued
  Operations                                 $   (4,241)    $    (8,573)    $  (13,477)    $    (5,767)    $    1,609
Income (loss) Margin Before Discontinued
  Operations                                      (11.4%)         (21.9%)        (26.7%)          (9.7%)          2.6%
Income (loss) From Discontinued
  Operations                                 $      ---     $       441     $    2,347     $    (1,966)    $    3,833
Gain (loss) on Disposal                      $     (375)    $     7,157     $   (5,520)    $    (2,281)    $      ---
Net Income (loss)                            $   (4,616)    $      (975)    $  (16,650)    $   (10,014)    $    5,442
Net Income (loss) Margin                          (12.4%)          (2.5%)        (33.0%)         (16.8%)          8.7%

Per Share Data - Basic:
Income (loss) Before Discontinued
  Operations                                 $    (0.81)    $     (1.66)    $    (2.72)    $     (1.18)    $      .33
Income (loss) From Discontinued
  Operations                                 $      .00     $       .09     $      .47     $      (.40)    $      .79
Net Income (loss)                            $    (0.88)    $     (0.19)    $    (3.36)    $     (2.04)    $     1.12
Cash Dividends                               $     .000     $      .000     $     .000     $      .263     $     .346
Weighted Average Number of Common
  Shares Outstanding                              5,263           5,170          4,956           4,912          4,877

Per Share Data - Diluted:
Income (loss) Before Discontinued
  Operations                                 $    (0.81)    $     (1.66)    $    (2.72)    $     (1.18)    $      .31
Income (loss) From Discontinued
  Operations                                 $      .00     $       .09     $      .47     $      (.40)    $      .73
Net Income (loss)                            $    (0.88)    $     (0.19)    $    (3.36)    $     (2.04)    $     1.04
Cash Dividends                               $     .000     $      .000     $     .000     $      .263     $     .323
Weighted Average Number of Common
  Shares Outstanding                              5,263           5,170          4,956           4,912          5,226

Total Assets                                 $   17,465     $    24,409     $   54,590     $    92,511     $   85,192
Long-Term Debt                               $      ---     $        42     $      763     $    22,335     $   14,051
Stockholders' Equity                         $   10,326     $    14,099     $   14,552     $    30,883     $   40,351
Working Capital                              $      612     $       (18)    $    2,680     $    24,982     $   23,772

Ratio of Current Assets to Current                 1.09            1.00           1.07            1.77           1.91
  Liabilities
Percent of Earnings on Average
  Stockholders' Equity                            (37.8%)         (6.80%)        (73.3%)         (28.1%)         13.9%
Percent of All Dividends to Net Income              ---             ---            ---           (12.9%)         31.0%
Stock High                                        2 1/4           6 1/2          8 1/8              15             17
Stock Low                                             1           1 1/4          3 7/8           4 3/4         13 1/4
Average Annual Price to Earnings Ratio             (1.9)          (20.6)          (1.8)           (4.8)          13.5
Average Annual Dividend Yield                       ---             ---            ---             2.7%           2.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The discussion and analysis contained in this section relates only to our continuing operations.

RESULTS OF OPERATIONS - 1999 COMPARED WITH 1998
NET PRODUCT SALES- Product sales for the year ended September 30, 1999 were $36,927 a $1,821 decrease over fiscal year 1998 product sales of $38,748. This sales decrease is primarily a result of decreased worldwide After Market Sales ("AMS") offset by increased Majestic(R) sales (our floor care product) in Asia and increased Defender(R) sales (our portable room air cleaner) in the Americas. The Americas Majestic(R) sales as well as an increase in trade discounts also contributed to the decline in sales.

The decrease in worldwide AMS, as compared to fiscal 1998, was attributed principally to declines in the Canadian and European markets of $871 and $447, respectively. AMS are sales of additional accessories, consumables (filters and fragrances), and replacement parts. In March 1998, we changed our Canadian operations by engaging an importer to manage our distribution network. Because the Canadian importer has focused principally on maintaining a strong distributor network and stabilizing sales of the Majestic(R), the AMS program deteriorated slightly. However, HMI management and the Canadian importer implemented a new strategy, in the third quarter of fiscal 1999, that they feel will improve the growth of AMS in Canada. The new strategy added additional experienced AMS sales support to the Canadian territory and refocuses AMS as a tool for generating sales.

The decrease in European AMS is the direct result of a loss of business in Russia and its neighboring countries from the economic crisis in that region, an adjustment in the inventory levels in the Netherlands warehouse, and distributor cash constraints in the U.K. caused by difficulties in obtaining consumer financing to complete sale transactions. Consumer financing companies used in England decreased from four primary lenders to one during the second quarter of fiscal 1999. To rectify this situation, we negotiated with a consumer finance professional who identified and established new financial services, while revitalizing existing relationships for the U.K. network. This relationship helped to stabilize, in the fourth quarter of fiscal 1999, the difficulties being experienced in the U.K.

Asian Majestic(R) sales increased $453 from their fiscal 1998 levels largely due to a return to growth in the Korean market following last year's fallout of the Asian currency devaluation. This resurgence in the Korean market was slightly offset by a decline in Japanese Majestic(R) sales as the Japanese market has not recovered as quickly from the adverse economic conditions in that area.

The Americas Defender(R) sales for fiscal 1999 increased 12% or $325 as compared to fiscal 1998. The increase in Defender(R) sales is directly attributable to the repackaging of our products (the Majestic(R) and Defender(R)) as a side-by-side system rather than as stand-alone products.

While Defender(R) sales rose in the Americas, Majestic(R) sales decreased over fiscal 1998 by $609 primarily as a result of consumer financing constraints and lead generation and recruiting issues. The availability of consumer financing has diminished following the merger of

Beneficial and Household Finance and Avco Financial Services, the two largest U.S. consumer credit companies. To assist the distribution network in obtaining financing, we have recently completed a national financing deal that we hope will greatly improve the closing rate of financed sales transactions in the Americas distribution network. As state regulations on consumer protection laws impose more restrictions on telemarketing, many of our distributors must begin to develop alternative methods to generate leads for in-home demonstrations. In addition, as the unemployment rate continues to remain at an all time low the Americas distributors must create new recruiting programs to offset the adverse effect unemployment has on their ability to recruit new candidates to demonstrate our products in homes.

To assist the distributors in creating new lead generation and recruiting programs, as well as aid in the retention of distributors and help with the development of their professional careers and independent businesses, we developed a unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Eckerd College in Florida, and addresses everything from in-home demonstration techniques to generation of sales leads, personnel recruiting and training, compliance matters, and other aspects of owning and operating a distributorship.

Effective January 1, 1998, we implemented in North America a cash-basis sales policy, which required distributors to purchase inventory from us in cash. This policy was implemented to negate the deterioration of liquidity, primarily in the North American distribution network, caused by excess credit granted in prior years and to improve internal working capital. To encourage distributors outside of North America to utilize cash-basis sales terms, in late fiscal 1998, we began offering trade discounts to those distributors that prepaid their sales orders. Several distributors, primarily in Canada, Japan and Portugal, fully utilized the availability of these prepayment discounts for all twelve months ending September 30, 1999. This greater utilization of the discounts in fiscal 1999 versus fiscal 1998 represents the remaining variance between fiscal 1999 and 1998 net product sales.

Net product sales are not materially impacted by any changing prices.

GROSS PROFIT- Gross Profit, exclusive of financing revenues, for fiscal 1999 was $12,829, or 34.7% as compared to 1998 gross profit of $10,885 or 28.1%. The increase in the margin is largely a result of a reduction in obsolescence, as well as reduced material and overhead costs coupled with a favorable LIFO adjustment of $485. Offsetting the increase in the margin were unfavorable variances of approximately $1,395 related to sales volume and trade discounts.

Obsolescence expense decreased $554 from fiscal 1998 levels primarily as a result of a special charge recorded in December 1997 for the discontinuance of the Elektrapure product line. After efforts to sell the line in the first two quarters of fiscal 1998 proved unsuccessful, we recorded a charge in the quarter ended June 30, 1998, of $520 to reduce the Elektrapure line inventories to their estimated net realizable value.

Reduced material costs, which directly impacted the favorable LIFO adjustment, are the direct results of the resurgence of the initiatives begun in the fourth quarter of fiscal year 1997 to strengthen operational processes, reduce cost, and improve quality. Our focus on quality, reduction of plant spending, and improved labor efficiencies, netted an additional reduction of $2,149 in manufacturing overhead expenses. These initiatives have become an important part of our culture as we continue our review of the manufacturing cost structure, and strengthening of operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses for the year ended September 30, 1999 of $14,349 were favorable to fiscal 1998 expenses of $20,340 by $5,991. The decrease in SG&A expenses is primarily attributable to decreases in employee related costs of $1,370, bad debt expense of $2,522, distributor development expenses of $604, professional and consulting fees of $409 and miscellaneous supplies and utility expenses of $280. The decrease in bad debt primarily relates to $2,358 recorded in fiscal 1998 for bad debt expense resulting from the continuing deterioration of the receivables associated with our elimination of credit in North America and changes in the way we went to market in the retail and Canadian channels. No such adjustment was necessary in fiscal 1999. The other savings, mentioned above, have been generated by our cost reduction measures undertaken in fiscal 1998 and continuing into fiscal 1999. In fiscal 1998, we downsized our businesses to one core business segment, downsized our staff to an appropriate level, and reduced non-sales growth expenses and fixed costs. Further contributing to the decrease in SG&A expenses is $881 relating to the Canadian and Holland entities. These operations were downsized in fiscal 1998 as part of our cost reduction plan.

IMPAIRMENT LOSS - On January 12, 1999, we sold our current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840. The net book value of the related land and building at the time of sale was $3,505. In December 1998, we recorded a non-cash impairment loss of $2,665 on the building to reflect the difference between the sales price and the net book value of the property.

INTEREST EXPENSE - Interest expense for fiscal year 1999 was $71, or $1,318 lower than fiscal 1998 due primarily to lower outstanding balances on the current credit facility as compared to the Star Bank credit facility in fiscal 1998. The Star Bank credit facility was retired in March 1998 from the proceeds generated from the sale of our Bliss Manufacturing operation (See Note 6 to the Consolidated Financial Statements).

INCOME TAXES - The effective income tax rate for the year ended September 30, 1999 was (2.8%), compared to 20.5% in 1998. The effective rate for fiscal 1999 is attributable to the establishment of a valuation allowance against current fiscal net operating losses offset by a provision for state taxes (See Note 8 to the Consolidated Financial Statements).

DISCONTINUED OPERATIONS - All previously recorded discontinued operations were disposed of in fiscal 1998 (See "General Development of Business" above and Note 2 to the Consolidated Financial Statements). Sales applicable to discontinued operations for fiscal year 1999, 1998 and 1997 were $-0-, $34,174, and $75,152, respectively.

On March 19, 1999, we reached an agreement with Rhone Capital LLC to resolve a dispute concerning unusable and unsaleable inventory, and related representations and warranties stemming from the sale of our Bliss Manufacturing operation to Rhone in March 1998. All issues in dispute related to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended.

Certain conditions of the resolution were as follows:
(1) approximately $500 in funds escrowed in connection with the Stock Purchase Agreement were released to Rhone;

(2) we agreed, as did Rhone, not to assert claims for indemnification under specified sections of the Stock Purchase Agreement;

(3) Rhone agreed not to require us to purchase any unusable or unsaleable inventory pursuant to the Stock Purchase Agreement; and

(4) Rhone also agreed not to seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998, to and including March 31, 1999.

Also in March 1999 we recorded a reserve of $425 for future environmental damage expenditures pursuant to the Stock Purchase Agreement. This reserve was offset by the reversal of $50 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss. These professional fees will not be paid due to the release of the entire escrow to Rhone (See Note 2 to the Consolidated Financial Statements).

INFLATION - While inflation has not had, and we do not expect it to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation in the future.

YEAR 2000 - Older computer software programs that use two digits rather than four digits to identify the year in a date field are a concern with year 2000 approaching. If not corrected, many computer applications may fail to treat dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This could potentially result in system failures or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

Through the use of internal personnel and outside consultants, we have performed a detailed review to assess the impact of the Year 2000 issue on our continuing operations. In connection with this review, we conducted an inventory of IT and non-IT hardware and software, material vendors and customers, business and production processes, physical plant and facilities (both current facilities and the facilities we are relocating to in January 2000), and our products. Each inventoried item was addressed to evaluate its risk, to decide whether to remediate or replace, to identify its priority to the business and to develop a plan for the system.

Plans developed in the assessment phase were executed in the implementation phase. Non-compliant IT and non-IT hardware and software have been remediated or replaced. As of October 31, 1999, all the major components of our IT and non-IT hardware and software were Year 2000 compliant. Individual components, sub-systems, and systems were thoroughly tested before they were installed. In addition a full compliance test was completed in November 1999. Testing attempted to verify that all systems function correctly and extended to interfaces with key business partners.

During the assessment and testing phase, no significant information technology projects were deferred as a result of our efforts on Year 2000.

We rely on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect our operations, financial conditions or cash flows. In fiscal 1999 we surveyed our vendors in order to ascertain their ability to continue supplying us with necessary services and materials. As of November 30, 1999, with 83% (180 out of 218) of the surveys returned, we have not received any negative responses. All state that they are, or will be, compliant by late-1999. The remaining non-responding vendors have been contacted verbally. In addition to the survey, contingency plans have been developed. Approaches to reducing risks of interruption due to supplier failures included identification of alternate suppliers and utility providers, accumulation of inventory to assure production capability where warranted, and establishment of crisis teams to address unexpected problems. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The inventory accumulation plan includes a 60% increase in raw material safety stock and a buildup of extra finished goods. This should total close to $700 in higher inventory levels.

We are also dependent upon our distribution network for sales and cash flow. Year 2000 issues in our distributors operations could result in decreased sales, decreased cash flows, and increased inventory and receivables. While these events are possible, we believe our distributor base is broad enough to minimize the effects of a single occurrence. In addition, the majority of the distributor base is not dependent upon equipment that could be affected by the Year 2000 issues. However, steps have been taken to monitor the status of our distributors as a means of determining risks and alternatives.

We had estimated that the total cost to identify and fix Year 2000 problems would be $350. The total incurred to date is $326. No additional expenses are anticipated. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of any new hardware and amortize it over the assets' useful lives. All expenses related to Year 2000 problems were being funded through operating cash flows.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997
NET PRODUCT SALES- Net product sales for the fiscal year ended September 30, 1998 decreased by $11,130 or 22.3% as compared to fiscal 1997. The decrease in sales was due primarily to the distressed economic conditions in the Asian markets and lower sales in North America. Sales in Asia continued to be adversely affected by the unstable economic conditions and devaluation of certain currencies, primarily in Korea. North American sales were adversely affected due to a lower distributor base and stricter credit policies implemented by us. Effective January 1, 1998, we implemented a North American cash basis sales policy, which resulted in both lower sales and reduction in the number of distributors in the distribution network. Although this policy lowered the sales level in North America, we believed that the overall long-term financial health of the network and quality of its distributors would be strengthened in this market, however, there could be no assurance of such results.

Our net product sales and income from continuing operations were not materially impacted by inflation or any changing prices.

FINANCING REVENUE AND OTHER INCOME- Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States Subsidiaries. Financing revenues declined to $328 in fiscal 1998 from $612 in fiscal 1997, a 46% decrease. The decline in financing revenue is primarily attributable to our decision in January 1998 to discontinue the financing of contracts to end customers. Prior to January 1998, we had tightened the finance contract credit requirements thus decreasing the volume of contracts.

GROSS PROFIT- Gross Profit, exclusive of financing revenues, for fiscal 1998 was $10,885, or 28.1% as compared to 1997 gross profit of $13,868 or 27.8%. As a result of the discontinuance of the Elektrapure product line in December 1997 and after efforts to sell the line in the first two quarters of fiscal 1998 proved unsuccessful, we recorded a charge in the quarter ended June 30, 1998 of $520 to reduce the Elektrapure line inventories to their estimated net realizable value. Quarterly, we perform a study of slow moving and/or obsolete parts. In the fourth quarter of fiscal 1998, based upon the quarterly study, we recorded an additional charge of $300 relating to slow moving "After Market Sales" ("AMS") inventory. Exclusive of these special charges the gross margin percentage for fiscal 1998 would have been 30.2%. This improvement in the gross margin percentage, exclusive of the special charges, was reflective of improved efficiencies resulting from initiatives begun in the fourth quarter of fiscal 1997 to strengthen business processes, reduce costs, and improve quality.

SELLING, GENERAL, AND ADMINISTRATIVE - SG&A expenses decreased by $12,253 from fiscal 1997 to fiscal 1998. Included in these 1998 costs was bad debt expense of $2,242, offset by a reduction in employee incentive expenses of $672. The expense for bad debts resulted primarily from the continuing deterioration of the receivables associated with our elimination of credit in North America and changes in the way we went to market in the retail and Canadian channels. Decreased variable selling expenses of $2,178, which are directly related to the decline in product revenue, and continuous cost cutting measures are the major contributing factors to the decrease in SG&A expenses from fiscal 1997 to fiscal 1998. We anticipated that the cost reduction measures, initiated in 1997 and continued into fiscal 1998, should continue to further reduce SG&A costs in the foreseeable fiscal 1999 quarters. Those initiatives included implementation of a cash basis policy for North American distributors effective January 1, 1998 and targeted reduction of non-sales growth expenses. While the cash basis sales policy had lowered sales, we believed that over time this policy would improve our liquidity, strengthen the financial health of our distribution network and reduce future bad debt expense. There could be no assurance, however, that such measures would have such effects.

INTEREST EXPENSE - Interest expense for fiscal year 1998 was $1,389, or $829 lower than fiscal 1997 due primarily to the retirement of outstanding balances on our credit facility with Star Bank. The credit facility was retired from the proceeds of the Bliss sale (See Note 6 to the Consolidated Financial Statements).

INCOME TAXES - The effective income tax rate for the year ended September 30, 1998 was 20.5%, compared to 35.1% in 1997. The decrease in the effective tax rate (income tax benefit) from fiscal 1997 to fiscal 1998 was primarily attributable to a $1,329 charge recorded in fiscal 1998 for assessed and anticipated tax exposures as a result of ongoing Internal Revenue Service audits.

DISCONTINUED OPERATIONS - We recorded combined income, net of taxes, from Tube-Fab and Personal Care of $207 for fiscal year 1998. We recorded income, net of taxes, from Bliss of $224 in fiscal 1998. Our steam cleaning business, HRS, recorded income, net of taxes, of $10 for the year ended September 30, 1998. All entities were sold during fiscal year 1998 (See "General Development of Business
- Discontinued Operations" above and Note 2 to the Consolidated Financial Statements).

Sales applicable to discontinued operations for fiscal year 1998 and 1997 were $34,174 and $75,152, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities provided net cash of $627 for the year ended September 30, 1999, principally due to cash inflows resulting from decreases in receivables of $1,882 and inventories of $1,528, and non-cash expenses of $4,537, offset by the net loss of $4,616, decreases in accounts payable of $2,231 and accrued expenses and other liabilities of $575.

The decrease in receivables was due primarily to a greater majority of customers prepaying in order to take advantage of cash discounts, versus cash on delivery, and improved collection efforts in the greater than 120 day category which generated approximately $748 during fiscal 1999.

Improvement in production forecasts, decreases in raw material costs, reduction in capitalized labor and overhead expenses, utilization of excess AMS inventories, increases in the obsolescence reserve and implementation of a Kanban system for AMS parts primarily contributed to the decrease in inventories. Reduction in the purchase price of raw materials is a result of a concentrated effort to reduce the costs of components utilized to manufacture our Majestic(R) and Defender(R) units. Labor and overhead absorption rates decreased as a result of increased inventory turns and lower plant spending. The increase in the obsolescence reserve resulted primarily from a change in the Japanese motor that was needed to improve the quality of the unit and an additional reserve for AMS inventory no longer being marketed by us in fiscal 1999. The Kanban technique is used to pull products and material through and into the manufacturing process through the use of a physical signal that identifies points of consumption and replenishment.

Non-cash expenses are primarily associated with the $2,665 impairment loss of our Cleveland, Ohio facility recorded in the first quarter of fiscal 1999 (See
Note 4 to the Consolidated Financial Statements). Remaining non-cash expenses relate to depreciation and amortization of $823, loss on disposal of discontinued operations associated with the sale of Bliss of $375 (see Discontinued Operations above) and amortization of stock awards of $674.

Accounts payable decreased by $2,231 primarily due to a decrease in inventory and continued company-wide cost containment efforts. The decrease in accrued expenses and other liabilities is a result of the payment of non-recurring professional fees and commissions accrued for at September 30, 1998.

INVESTING ACTIVITIES- Net cash provided by investing activities of $717 for the year ended September 30, 1999, primarily represents net proceeds from the sale of our facility and related land in Cleveland, Ohio (See "Results of Operations
- 1999 Compared with 1998 - Impairment Loss" and Note 4 to the Consolidated Financial Statements).

FINANCING ACTIVITIES- Net cash used in financing activities was $630, which included $508 for net repayments under the credit facility and $122 for payment of long-term debt.

In May 1999 we terminated our credit facility with Heller Financial and entered into a $3,500 revolving line of credit with Finova Capital consisting of loans against our eligible receivables and inventory. The new credit agreement expires in 2002 and calls for interest to accrue at a rate of prime plus 2%, or 10.25% as of September 30, 1999. No monies were outstanding under this credit facility at September 30, 1999, or as of the date of this filing. A pre-payment penalty waiver for early termination of the old credit facility was obtained from Heller Financial in February 1999.

The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and limitations on compensation to key employees, tangible net worth and capital expenditures. There were no covenant violations under this credit facility as of September 30, 1999.

In November 1999 we announced that we expect to offer for sale up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. We expect to conclude the sale of these shares before December 31, 1999. This transaction could potentially dilute a current investor's percentage of our Common Stock. Net proceeds received from the sale of the shares being offered will be used in the implementation of our strategic initiatives.

As part of our continuing initiative to streamline costs and restructure our company to its core business of manufacturing and distributing high filtration portable surface cleaners, central vacuum systems and portable room air cleaners, we have developed a strategic plan for growth. We intend to leverage our position as a leading manufacturer and direct seller of high filtration portable surface cleaners, central vacuum systems and portable room air cleaners by undertaking key initiatives that we believe will drive revenues higher and lower operating costs.

The key initiatives include but are not limited to the following:

     -   Develop a better trained and more knowledgeable distribution network;

     -   Increase product awareness and brand recognition;

     - Expand the geographic and demographic markets in which our products are distributed and sold;

     -   Continue to streamline processes and lower costs; and

     -  Invest in new infrastructure and pursue additional growth opportunities.

Our plan is to use the proceeds from this offering and funds from operations and bank financing to implement our strategic plan. There can be no assurance that all of the shares offered for sale will be sold or that the full amount of proceeds anticipated from this offering will be raised. There is no minimum number of shares we have committed to sell in this offering and we have the right to decrease the number of shares offered and sold. Even if the full amount contemplated by this offering is raised, there can be no assurance that cash generated from operations or other sources of financing will be available that will enable us to fully implement the strategic plan. In addition, there can be no assurance that our financial condition and results of operations will not be materially and adversely affected if we are unable to fully implement our strategic initiatives.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" - PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" regarding the implementation of a strategy to improve AMS sales growth and improvement of closing rates in the U.S., "Year 2000" concerning the impact of costs incurred on our future operating results, financial condition and cash flows and the potential impact of suppliers and customers and "Liquidity and Capital Resources" regarding our ability to sell the 2,500,000 shares of our common stock. Such forward-looking statements are subject to uncertainties such as the improvement of Majestic(R) sales in the U.S., the improvement of the Canadian AMS market and the ability to sell all 2,500,000 shares. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements included on page 25 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
See Item 13.

ITEM 11. EXECUTIVE COMPENSATION
See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information provided under the captions "Principal Holders of Voting Securities," "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership of Directors and Management", "Executive Compensation", and "Related Transactions" in the Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) Documents filed as part of this Report.

1. FINANCIAL STATEMENTS - Reference is made to the Index to Financial Statements, included as page 25 of this report.

2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Index to Financial Statements, included as page 25 of this report.

3. EXHIBITS - Reference is made to the Index to Exhibits, included as pages 50-51 of this report.

(b)     Reports on Form 8-K.
        No report on Form 8-K was filed during the last quarter of 1999.

(c)     Exhibits.
        Reference is made to the Index to Exhibits, included as pages 50-51 of this report.

(d)     Financial Statement Schedules.
        Reference is made to the Index to Financial Statements, included as page 25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HMI INDUSTRIES INC.
                                 (Registrant)

                                 by /s/ Julie A. McGraw
                                    -----------------------------------------
                                       Julie A. McGraw
                                       Vice President, Corporate Controller
                                       and Chief Accounting Officer
                                       December 8, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                           /s/ Carl H. Young III                       /s/ Robert M. Benedict
------------------------------------------    ----------------------------------------    ----------------------------------------
James R. Malone                               Carl H. Young III                           Robert M. Benedict
Chairman of the Board, Chief Executive        President, Chief Operating Officer,         Executive Vice President, Treasurer
Officer and Director                          and Director                                and Chief Financial Officer
December 8, 1999                              December 8, 1999                            December 8, 1999


/s/ Robert J. Abrahams                        /s/ Murray Walker                           /s/ Ivan J. Winfield
------------------------------------------    ----------------------------------------    ----------------------------------------
Robert J. Abrahams                            Murray Walker                               Ivan J. Winfield
Director                                      Director                                    Director
December 8, 1999                              December 8, 1999                            December 8, 1999


/s/ Donald L. Baker                           /s/ John S. Meany, Jr.                      /s/ Mark A. Kirk
------------------------------------------    ----------------------------------------    ----------------------------------------
Donald L. Baker                               John S. Meany, Jr.                          Mark A. Kirk
Director                                      Director                                    Director
December 8, 1999                              December 8, 1999                            December 8, 1999


/s/ Barry L. Needler
------------------------------------------
Barry L. Needler
Director
December 8, 1999

INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of Management                                                         26

Report of Independent Accountants                                            27

Financial Statements
--------------------
  Consolidated Balance Sheets as of September 30, 1999
    and 1998 ................................................................28

  Consolidated Statements of Operations for the years ended September 30,
    1999, 1998 and 1997 .....................................................29

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1999, 1998 and 1997 .......................................30

  Consolidated Statements of Cash Flow for the years ended September 30,
    1999, 1998 and 1997 .....................................................31

  Notes to Consolidated Financial Statements ..............................32-47

  Report of Independent Accountants on Financial Statement Schedule .........48

Financial Statement Schedule:  II - Valuation and Qualifying Accounts
----------------------------        and Reserves ............................49


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

HMI maintains an internal control structure to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. The internal control structure is regularly reviewed, evaluated and revised as necessary by management. Additionally, HMI requires employees to maintain the highest level of ethical standards in the conduct of all aspects of HMI's business, and their compliance is regularly monitored.

The financial statements in this report have been audited by the independent accounting firm PricewaterhouseCoopers LLP. Their audits were conducted in accordance with generally accepted auditing standards and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on HMI's financial statements.

The Audit Committee of the Board of Directors, of which outside directors are members, meets periodically with the independent accountants and management to review accounting, auditing, internal control and financial reporting matters. The independent accountants have full and free access to the Audit Committee and its individual members at any time.

                                         /s/ Carl H. Young III
                                        ------------------------------------
                                        Carl H. Young III
                                        President and Chief Operating
                                        Officer

                                         /s/ Julie A. McGraw
                                        ------------------------------------
                                        Julie A. McGraw
                                        Vice President, Corporate Controller
                                        and Chief Accounting Officer

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Stockholders of HMI Industries Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
-------------------------------
Cleveland, Ohio
December 8, 1999

CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands except par values

                                                                     SEPTEMBER 30, September 30,
                                                                         1999           1998
                                                                       --------       --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $    765       $     51
  Trade accounts receivable (net of allowance of $691 and $1,085)         2,234          3,893
  Note receivable                                                           105             90
  Finance contracts receivable                                                -             42
  Inventories:
    Finished goods                                                        1,698          2,293
    Work-in-progress, raw material and supplies                           1,137          2,071
  Deferred income taxes                                                   1,458          1,343
  Prepaid expenses                                                          177            226
  Other current assets                                                       46              -
                                                                       --------       --------
      Total current assets                                                7,620         10,009
                                                                       --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                        1,006          5,010
                                                                       --------       --------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)              140            250
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $3,002 and $2,757)                6,219          6,446
  Deferred income taxes                                                   2,139          2,254
  Unamortized trademarks                                                    261            289
  Finance contracts receivable (less amounts due within one year)             -             85
  Other                                                                      80             66
                                                                       --------       --------
      Total other assets                                                  8,839          9,390
                                                                       --------       --------
      Total assets                                                     $ 17,465       $ 24,409
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                       $      -       $    508
  Trade accounts payable                                                  2,887          5,118
  Income taxes payable                                                    1,016          1,126
  Accrued expenses and other liabilities                                  3,063          3,153
  Long-term debt due within one year                                         42            122
                                                                       --------       --------
     Total current liabilities                                            7,008         10,027
                                                                       --------       --------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                           -             42
  Other                                                                     131            241
                                                                       --------       --------
      Total long-term liabilities                                           131            283
                                                                       --------       --------

Commitments and contingencies (Note 10)                                       -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none         -              -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 5,369 shares                                  5,369          5,369
  Capital in excess of par value                                          7,561          8,174
  Unearned compensation, net                                                (97)          (523)
  Retained earnings (deficit)                                            (1,513)         3,103
  Accumulated other comprehensive loss (Note 1)                            (868)        (1,038)
                                                                       --------       --------
                                                                         10,452         15,085
  Less treasury stock 32 and 210 shares, respectively, at cost              126            986
                                                                       --------       --------
      Total stockholders' equity                                         10,326         14,099
                                                                       --------       --------
      Total liabilities and stockholders' equity                       $ 17,465       $ 24,409
                                                                       ========       ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands except per share data

                                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                                          1999          1998            1997
                                                                       --------------------------------------
REVENUES:
  Net product sales                                                    $ 36,927       $ 38,748       $ 49,878
  Financing revenue                                                         436            328            612
                                                                       --------       --------       --------
                                                                         37,363         39,076         50,490
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                  24,098         27,863         36,010
  Selling, general and administrative expenses                           14,349         20,340         32,593
  Impairment loss (Note 4)                                                2,665              -              -
  Interest expense                                                           71          1,389          2,218
  Other expenses                                                            305            274            432
                                                                       --------       --------       --------
    Total operating costs and expenses                                   41,488         49,866         71,253
                                                                       --------       --------       --------
LOSS BEFORE INCOME TAXES                                                 (4,125)       (10,790)       (20,763)
Provision (benefit) for income taxes                                        116         (2,217)        (7,286)
                                                                       --------       --------       --------
LOSS BEFORE DISCONTINUED OPERATIONS                                      (4,241)        (8,573)       (13,477)
                                                                       --------       --------       --------

Income (loss) from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)              -             10            498
  Bliss Manufacturing (net of taxes of $-0-, $137, and $1,323)                -            224          2,159
  Bliss Tubular (net of taxes of $-0-, $-0-, and $87)                         -              -           (142)
  Tube Fab Ltd (net of taxes of $-0-, $129 and $-0-)                          -            207            386
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $-0-, and $340)       -              -           (554)
                                                                       --------       --------       --------
                                                                              -            441          2,347
                                                                       --------       --------       --------
(Loss) gain on disposals-
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)              -            167         (2,651)
  Bliss Manufacturing (net of taxes of $-0-, $6,790, and $-0-)             (375)         7,484              -
  Bliss Tubular (net of taxes of $-0-, $-0-, and $244)                        -              -         (1,280)
  Tube Fab Ltd (net of taxes of $-0-, $183 and $-0-)                          -           (299)        (1,020)
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $120, and $348)       -           (195)          (569)
                                                                       --------       --------       --------
                                                                           (375)         7,157         (5,520)
                                                                       --------       --------       --------
NET LOSS                                                               $ (4,616)      $   (975)      $(16,650)
                                                                       ========       ========       ========

Weighted average number of shares outstanding                             5,263          5,170          4,956
                                                                       ========       ========       ========

BASIC AND DILUTED (LOSS) INCOME PER SHARE OF COMMON STOCK:
  Loss before discontinued operations                                  $  (0.81)      $  (1.66)      $  (2.72)
  Income from discontinued operations                                  $      -       $   0.09       $   0.47
  (Loss) gain on disposals                                             $  (0.07)      $   1.38       $  (1.11)
                                                                       --------       --------       --------
  Net loss                                                             $  (0.88)      $  (0.19)      $  (3.36)
                                                                       ========       ========       ========

Cash dividends per common share                                        $      -       $      -       $      -
                                                                       ========       ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS SEPTEMBER 30, 1999, 1998 AND 1997


Dollars in thousands

                                          Capital
                                             in
                                           Excess                                 Accumulated
                                             of                     Retained        Other                 Treasury     Total
                                 Common     Par        Unearned     Earnings    Comprehensive   Treasury   Stock    Shareholders'
                                  Stock    Value     Compensation   (Deficit)       Income       Shares    Amount      Equity
                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------

Balance at September 30, 1996    $ 5,296   $7,687          $---   $ 20,740        ($ 1,077)       376     ($1,763)     $ 30,883

  Comprehensive loss:
    Net loss                                                       (16,650)                                             (16,650)
    Translation adjustment                                                            (342)                                (342)
                                                                                                                   -------------
  Total comprehensive loss                                                                                              (16,992)
  Treasury shares issued                      363                      (13)                      (107)        501           851
  Unearned compensation                                    (273)                                                           (273)
  Employee benefit stock                                     82                                                              82
  Unclaimed dividends                                                    1                                                    1

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
Balance at September 30, 1997      5,296    8,050          (191)     4,078          (1,419)       269      (1,262)       14,552

  Comprehensive loss:
    Net loss                                                          (975)                                                (975)
    Translation adjustment                                                            (374)                                (374)
                                                                                                                   -------------
  Total comprehensive loss                                                                                               (1,349)
  Write off of sold subsidiaries
      cumulative translation
      adjustment                                                                       755                                  755
  Treasury shares issued                      124                                                 (69)        324           448
  Issuance of common stock            73                                                                                     73
  Purchase of treasury shares                                                                      10         (48)          (48)
  Unearned compensation                                    (322)                                                           (322)
  Employee benefit stock                                    (10)                                                            (10)

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
BALANCE AT SEPTEMBER 30, 1998      5,369    8,174          (523)     3,103          (1,038)       210        (986)       14,099


  COMPREHENSIVE LOSS:
    NET LOSS                                                        (4,616)                                              (4,616)
    TRANSLATION ADJUSTMENT                                                              31                                   31
                                                                                                                   -------------
  TOTAL COMPREHENSIVE LOSS                                                                                               (4,585)
  WRITE OFF OF CLOSED SALES
  OFFICE CUMULATIVE TRANSLATION                                                        139                                  139
    ADJUSTMENT
  TREASURY SHARES ISSUED                    (613)                                                (178)        860           247
  UNEARNED COMPENSATION                                     450                                                             450
  EMPLOYEE BENEFIT STOCK                                    (24)                                                            (24)

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
BALANCE AT SEPTEMBER 30, 1999    $ 5,369   $7,561         ($ 97)   ($1,513)          ($868)        32       ($126)     $ 10,326
                                =========  =======  =============  =========   ==============  ========  ========= =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Dollars in thousands



                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                        1999            1998            1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (4,616)      $   (975)      $(16,650)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     823          1,257          2,744
        Impairment of asset                                             2,665              -              -
        Loss (gain) on disposal of discontinued operations                375         (7,157)         5,520
        Provision for loss on sale/disposal of assets                      48            444            451
        Provision for losses on receivables                                 -          2,242          6,070
        Treasury shares issued, net of unearned compensation              674            189            386
        Net increase in postretirement liability                            -              -            488
        Deferred income taxes                                               -          4,177         (4,684)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                  1,881          1,585          3,241
    Decrease (increase) in inventories                                  1,529         (1,212)         4,362
    Decrease (increase) in prepaid expenses                                49            (21)         1,716
    (Increase) decrease in other current assets                           (46)            42           (131)
     Decrease in accounts payable                                      (2,231)        (3,074)        (3,214)
    (Decrease) increase in accrued expenses and other                    (575)        (2,192)         4,208
        liabilities
    Decrease in income taxes payable                                     (110)        (3,457)          (774)
    Other, net                                                            161            248             75
                                                                     --------       --------       --------
            Net cash provided by (used in) operating activities           627         (7,904)         3,808
                                                                     --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                       793         29,028          2,721
  Capital expenditures                                                    (76)          (223)        (1,463)
                                                                     --------       --------       --------
            Net cash provided by investing activities                     717         28,805          1,258
                                                                     --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                                   (508)       (15,798)        (1,676)
  Proceeds from mortgage                                                    -              -             55
  Payment of long term debt                                              (122)        (5,244)        (3,690)
  Proceeds from long term debt                                              -              -             13
  Acquisition of treasury stock                                             -            (48)             -
                                                                     --------       --------       --------
            Net cash used in financing activities                        (630)       (21,090)        (5,298)
                                                                     --------       --------       --------

Net increase (decrease) in cash and cash equivalents                      714           (189)          (232)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             51            240            472
                                                                     --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    765       $     51       $    240
                                                                     ========       ========       ========


See notes to consolidated financial statements.

Items relating to discontinued operations included in the Consolidated Statements of Cash Flow have not been disaggregated as they have in the Consolidated Balance Sheets under the heading net assets held for sale at realizable value for fiscal years 1998 and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)

BASIS OF CONSOLIDATION
The consolidated financial statements include all significant controlled subsidiaries. Operations include the accounts of HMI Industries Inc and the following wholly-owned subsidiaries: Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, HMI Acceptance Corporation, and Health-Mor Acceptance Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

Our principle products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner, and a portable room air cleaner that helps to remove particles, gases and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM) in some parts of the world. In other areas, primarily Asia and Europe, the two products are sold separately.

RECLASSIFICATION
Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

FOREIGN CURRENCY TRANSLATION
All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at weighted average exchange rates. The resulting translation adjustments are accumulated as a separate component of Stockholders' Equity titled "Other Comprehensive Loss". Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. During the fourth quarter of 1997, we recorded a loss on disposal reserve of $720 for cumulative translation adjustments associated with discontinued foreign operations. Upon the sale of the discontinued foreign operations in the second quarter of 1998, the cumulative translation adjustments of $755, associated with these operations, were reclassed to the loss on disposal reserve. An additional $35 was recorded to loss on disposal for the difference between the actual cumulative translation adjustments at the sale dates and the original reserve recorded in fiscal 1997.

In February 1999, we finalized the closing of our Holland sales office. This action resulted in an expense of $139 associated with the write off of the Holland cumulative translation adjustment previously included within the accumulated other comprehensive loss caption of the Consolidated Balance Sheets.

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

CASH EQUIVALENTS
We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
On a quarterly basis, we perform a review of potentially uncollectible trade accounts receivable to provide our best estimate of the net realizable value of the receivables. This review consists of a detailed specific customer analysis and a focus on aging categorization; day's sales outstanding and other related analytical procedures. Any adjustments noted in this review are recorded at that time.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES
Intangibles resulting from business acquisitions, comprising cost in excess of net assets of businesses acquired, are being amortized on a straight-line basis over 40 years.

Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If there is an impairment in value, recorded balances will be adjusted.

INVENTORIES
At September 30, 1999, inventories are stated at the lower of cost or market and are valued using the last-in, first-out (LIFO) cost method. Inventories on the LIFO method were 100% of inventories at September 30, 1999 and 1998. If the FIFO method had been used for these inventories, their value would have been approximately $3,366 and $5,180 at September 30, 1999 and 1998, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line and declining balance methods over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property, plant and equipment are capitalized, and maintenance and repairs are expensed. When property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in income.

FAIR VALUE OF FINANCIAL INSTRUMENTS
It was not practical to determine the fair value of finance contract receivables due to the unavailability of quoted market prices and the volume of outstanding contracts with varying maturity dates. Our finance contract receivables generally matured three years after issuance and generated interest at rates ranging from 18% to 23% as of September 30, 1998. No finance contract receivables existed at September 30, 1999.

Our remaining financial instruments consist principally of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities, line of credit, and short and long-term debt in which the fair value of these financial instruments approximates the carrying value.

INCOME TAXES
We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the tax consequences in the future years for differences between the financial and tax bases of assets and liabilities at year-end are reflected as deferred income taxes.

REVENUE RECOGNITION AND PRODUCT WARRANTY
Product revenues are recognized upon the shipment of product.

We warrant our surface cleaner for a five-year period from the date of purchase and offer a warranty for the life of the vacuum for the replacement of the surface cleaner's motor at the same price as was paid for the motor in the original sale. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $68, $1,383 and $2,172 for the years ended September 30, 1999, 1998 and 1997, respectively.

Each of the following transactions have been treated as non-cash items for purposes of the Consolidated Statements of Cash Flows. In January 1998, accrued severance in the amount of $1,523, relating to our settlement agreement with Mr. Kirk W. Foley, our former Chief Executive Officer, was applied to the loss on disposal reserve for Tube-Fab, which was transferred to Mr. Foley as part of such settlement agreement. During the second quarter of fiscal 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $316 in exchange for an increase in a note receivable due from one of our former officers (See Note 13). In July 1998, $1,534 of financing receivables, deemed uncollectable, were netted against related liabilities. Such liabilities, which are recorded when a financing sale occurs, are paid to a distributor office only upon the collection of the financing receivable.

During fiscal 1997, the tenant of our Lombard, Illinois building exercised his right to purchase the property at a price equal to the remaining principal debt service of approximately $800. The amount of the debt service equaled the net book value of the asset recorded on our books. In addition, $5,286 of gross goodwill related to the discontinued Bliss operation was reclassified to net assets held for sale.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Because all the common stock equivalents are anti-dilutive as of September 30, 1999, 1998 and 1997, the denominators for calculating our basic and diluted earnings per share are identical.

Income per share of common stock is based upon the weighted-average number of common shares and common share equivalents outstanding. The weighted-average number of common shares and common share equivalents outstanding during 1999, 1998 and 1997 was 5,263,000, 5,170,000 and 4,956,000, respectively.

COMPREHENSIVE INCOME/LOSS
During the first quarter of fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income/loss and its components. In general, comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, which are reported as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets. We present such information in our Statements of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports.


2. DISCONTINUED OPERATIONS

In fiscal 1998 and 1997, we reported our subsidiaries Bliss, Tube-Fab, HRS, Personal Care and Tubular as discontinued operations.

On March 27, 1998, we completed the sale of Bliss to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a stock purchase agreement, dated December 17, 1997, as subsequently amended. The proposed sale of Bliss was approved by our Board of Directors during the fourth quarter of fiscal 1997 and therefore Bliss was reflected as a discontinued operation for the fiscal year ended September 30, 1997.

The purchase price paid to us on the closing date of the sale was $31,660, less $1,000 delivered by Rhone to an escrow account for post-closing adjustments and indemnification obligations by us under the Stock Purchase Agreement. The purchase price was subject to post-closing adjustments based on the net change in current assets less current liabilities from the reference balance sheet to the final balance sheet as defined in the Stock Purchase Agreement.

Net of transaction fees and expenses, we recorded a gain, prior to post-closing adjustments, on the sale of Bliss of approximately $12,110 ($6,093 net of taxes) for the fiscal quarter ended March 31, 1998. The difference between the federal statutory income tax rate of 34% and the effective tax rate recognized on the gain on the sale was primarily attributable to a permanent tax basis difference associated with our stock purchase of Bliss in 1990. Proceeds delivered at the closing from the sale of Bliss were applied to retire substantially all of our debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit programs, and funding for the Bliss profit sharing plan.

In July 1998, Rhone notified us that they accepted $1,348 of the final post-closing adjustment, but disputed other issues that had the potential to increase this adjustment. Thus, in the fiscal quarter ended June 30, 1998, we recorded an additional gain of $1,702 ($1,123 net of taxes) related to the final undisputed portion of the purchase price adjustment, including $500 in funds related to the escrow account, which in accordance with the Stock Purchase Agreement were to be released to us upon resolution of any disputed items.

In August 1998, we recorded an additional gain of $462 ($268 net of taxes), net of transaction fees, relating to the final resolution of disputed items.

In accordance with the Stock Purchase Agreement, Rhone and HMI agreed, that if any inventory reflected in the final balance sheet was not useable and saleable within time periods specified within the Stock Purchase Agreement, then Rhone had the right to sell to us any such inventory. On March 19, 1999, we reached an agreement with Rhone to resolve this dispute concerning this inventory, and the related representations and warranties stemming from the sale of our Bliss operation to Rhone.

Certain conditions of the resolution were as follows:
(1) approximately $500 in funds escrowed in connection with the Stock Purchase Agreement were released to Rhone;

(2) we agreed, as did Rhone, not to assert claims for indemnification under specified sections of the Stock Purchase Agreement;

(3) Rhone agreed not to require us to purchase any unusable or unsaleable inventory pursuant to the Stock Purchase Agreement; and

(4) Rhone also agreed not to seek reimbursement for any monies actually paid in respect of environmental damages from March 27, 1998, up to and including March 31, 1999.

Also in March 1999, we recorded a reserve of $425 for future environmental damage expenditures pursuant to the Stock Purchase Agreement. The accrual was established based on an independent third party assessment of the costs associated with remediation efforts. Under the Stock Purchase Agreement, the amount of our indemnification obligations for environmental damages will decline annually from the closing date of that transaction, from 90% in the first two years, to 80% in the third year, 70% in the fourth year, 60% in the fifth year and 50% thereafter until the end of the seventh year. We agreed to indemnify the investor group for environmental matters until March 2005. This reserve was offset by the reversal of $50 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss. These professional fees will not be paid due to the release of the entire escrow to Rhone.

In fiscal 1997, we recorded our Tube-Fab operation as a discontinued operation and recorded a pre-tax estimated loss on disposal of $1,020. On January 8, 1998, we completed the sale of Tube-Fab to Mr. Foley (see Note 13). An additional loss on disposal of $482 ($299 net of taxes) was recorded in the second quarter of fiscal 1998.

In March 1996, we adopted a plan to sell HRS. We recorded an estimated loss on the disposal of this operation of $800 during 1996. An additional charge of $2,651 on this disposal was recorded in the third and fourth quarters of fiscal 1997 to reflect the then estimated realizable value. This charge included a write-off of the entity's estimated currency translation adjustment previously reported as a component of equity. On March 31, 1997, we completed the sale of

HRS to Integrated Capital Management Group for $1,050. Assets sold consisted primarily of inventory, fixed assets, and other intangible assets relating to the carpet and upholstery cleaning business. Net of transaction expenses and fees, we recorded a gain on the sale of $167 in fiscal 1998.

In the third quarter of fiscal 1997, we recorded Personal Care as a discontinued operation and recorded an estimated loss of $917 ($569 net of taxes). These assets were sold to Eidolon Corporation, a Canadian company, for $89. As a result of the sale, we recorded an additional loss on disposal of $315 ($195 net of taxes) in the quarter ended March 31, 1998.

In August 1997, we sold the assets of Tubular to H-P Products and recorded a loss on the sale of those assets of $1,524 ($1,280 net of taxes).

Sales applicable to discontinued operations were $-0-, $34,174 and $75,152 for the years ended September 30, 1999, 1998 and 1997, respectively.

3. NOTES RECEIVABLE
Long-term notes receivable consist of the following:

                                                           1999            1998
                                                          ------          ------
Notes receivable - See Note 13                            $  245          $  340

Less amounts due within one year                             105              90
                                                          ------          ------
                                                          $  140          $  250
                                                          ======          ======

4. PROPERTY, PLANT AND EQUIPMENT

                                                           1999            1998
                                                          ------          ------
Land                                                $        ---          $    7
Buildings and improvements                                    10           3,766
Machinery and equipment                                    5,098           5,178
                                                          ------          ------
                                                           5,108           8,951
Accumulated depreciation                                   4,102           3,941
                                                          ------          ------
Net property, plant and equipment                         $1,006          $5,010
                                                          ======          ======

On January 12, 1999, we sold our current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840. The net book value of the related land and building at the time of sale was $3,505. In December 1998, we recorded a non-cash impairment loss of $2,665 on the building to reflect the difference between the sales price and the net book value of the property. The impairment loss was recorded as a separate line item under operating expenses in the Consolidated Statements of Operations. The excess space and inefficient configuration of the current facility prompted our decision to sell the facility and land.

In November 1999, we signed a lease for a new operations facility in Strongsville, Ohio. The new location offers us an opportunity to design an efficient, state-of-the-art assembly operation, as well as improve product quality and decrease overhead costs. The new facility has 72,000 square feet and will employ approximately 100 people in operations and manufacturing. Also in November 1999, we obtained landlord approval on a sublease for a 13,000 square foot Class A office space which will house our sales, marketing, finance and executive personnel. We plan to move to these new facilities in mid-January 2000.

Depreciation expense relating to continuing operations for the years ended September 30, 1999, 1998 and 1997 was $560, $880 and $1,304.


5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                           1999             1998
                                                         ------           ------
Accrued compensation                                     $  524           $1,083
Accrued environmental                                       439              ---
Accrued warranty                                            420              345
Accrued litigation                                          391              338
Accrued distributor development                             375              170
Distributor funds payable                                   287              480
Other                                                       627              737
                                                         ------           ------
                                                         $3,063           $3,153
                                                         ======           ======

6. CREDIT FACILITY AND LONG-TERM DEBT

Upon the completion of the sale of Bliss, we retired our debt to Star Bank under the terms of an amended and restated credit agreement entered into in June 1997 ($19,636, including interest and fees), paid off a special term loan entered into in December 1997 ($2,000) and paid off equipment leases at Bliss ($410). Additionally, we received additional financing of $1,200 from the bank upon the filing of our fiscal 1997 tax return in January 1998. Upon receipt of the refund from the fiscal 1997 tax return ($3,600), the principal amount of $1,200 was repaid plus fees and interest. The remainder of the tax refund was used to fund working capital requirements.

Also upon the sale of Bliss, we made a final payment of $1,749 on unsecured, 9.86%, seven year private placement term notes, paid off the Australian Unsecured Demand Authorization ($238), and made a repayment on all outstanding amounts under the bank credit facility utilized by our Netherlands operation ($432).

Effective April 1998, we entered into a $5,000 secured discretionary credit facility with Heller Financial, Inc. The new credit agreement expired in April 2001 and required an unused facility fee, computed at .375% per annum on the unused credit facility. The secured facility consisted of a $4.25 million credit line and a $.75 million term loan. Availability under the credit facility was tied directly to the value of our eligible collateral, which consisted of accounts receivable and inventory. Interest rates accrued at prime plus 1.25% on the credit facility and at prime plus 1.50% for the term loan.

In May 1999, we terminated this credit facility with Heller Financial and entered into a $3,500 revolving line of credit with Finova Capital consisting of loans against our eligible receivables and inventory. The new credit agreement expires in 2002 and calls for interest to accrue at a rate of prime plus 2%, or 10.25% as of September 30, 1999. No monies were outstanding under this credit facility at September 30, 1999, or as of the date of this filing. A pre-payment penalty waiver for early termination of the old credit facility was obtained from Heller Financial in February 1999.

Long-term debt consists of the following:

                                                         1999         1998
                                                         ----         ----
Bank lines of credit - see above                        $ ---         $508
--------------------

Capitalized lease obligations                              42          164
-----------------------------
bearing interest at 8.04% due in monthly
installments of $10,633 (including interest)
through January 2000
                                                         ----         ----
                                                           42          672
Less amounts due within one year                           42          630
                                                         ----         ----
                                                        $ ---         $ 42
                                                         ====         ====

The weighted average interest rate on short-term borrowings at September 30, 1999 and 1998 was 8.04% and 8.01%, respectively.

The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and limitations on compensation to key employees, tangible net worth and capital expenditures. There were no covenant violations under our existing credit facility as of September 30, 1999.

7. LONG-TERM COMPENSATION PLAN

We adopted the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock and/or performance shares ("Awards") to our key employees and stock options for our non-employee directors. Options granted under the Plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. Shares available for issuance under the Plan may be authorized and unissued shares or treasury shares. The maximum number of shares of Common Stock available for grant of Awards under the Plan are limited on an annual and cumulative basis as further defined in the Plan.

Stock options under the Plan generally have exercise prices equal to the fair market values at dates of grant, otherwise, if the option price is less than the fair market value at the date of the grant, compensation expense is recorded for the difference. For restricted or phantom stock, we record compensation expense as the excess of the quoted market price of a similar but unrestricted share of stock at the award date over the purchase price, if any.

In May 1997, the Board of Directors approved a restricted stock grant to two executives of 20,000 shares each of common stock subject to certain restrictions. Subsequently, the executives forfeited these shares. The shares vested over a maximum period of eight months and were subject to each executive's continued employment and other various restrictions.

In July 1997, the Board of Directors granted restricted stock and stock options under the Plan to three of our executives. Each executive was awarded 25,000 shares of restricted common stock, with 12,500 vesting on October 1, 1997 and the balance vesting on January 2, 1998. Subsequently, the executives forfeited all 25,000 shares. An additional 75,000 shares of restricted common stock were issued in fiscal 1998 contingent upon certain conditions and continued employment. Each of these executives also received options to purchase 75,000 shares of common stock at $5.68 per share, of which 35,000 options are incentive stock options, half were exercisable on July 2, 1997 and the remaining on January 2, 1998. The remaining 40,000 options are non-qualified stock options that became exercisable on July 2, 1997. All options expire July 2, 2002, to the extent not exercised.

On March 25, 1998, restricted stock agreements were finalized with three of our executives in lieu of a deferred bonus agreement previously outlined in fiscal 1997. Under the terms of such agreements, each executive received 85,000 shares of Common Stock subject to certain conditions and continued employment. The shares vested ratably over eight quarters beginning with the quarter ended March 31, 1998. The executives subsequently forfeited the shares which had vested on March 31 and June 30, 1998. In July 1998, 60,000 unvested shares were forfeited by one of the executives upon his resignation.

During the second fiscal quarter of 1999, the Board of Directors granted 308,000 incentive stock options (298,000 at $1.50 per share and 10,000 at $1.375 per share) and 77,000 restricted shares to certain of our key employees in accordance with the Plan. The majority of the options and restricted shares vest over a 36-month period with the exception of 133,000 options and 26,000 restricted shares that vested immediately. No compensation expense was recorded related to the stock options during fiscal 1999, as the exercise price was equal to the fair market value at the grant date.

There were 77,000 treasury shares issued and 7,000 non-vested shares forfeited pursuant to the Plan in fiscal 1999. Unamortized deferred compensation amounted to $144 and $595 at September 30, 1999 and 1998, respectively. Total compensation expense, in conjunction with the Plan was $511, $189 and $659 in 1999, 1998 and 1997, respectively.

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for the stock granted in 1999, 1998 and 1997 been determined consistent with SFAS 123, pro forma net income and earnings per share would have been as follows (dollars in thousands except per share data):

                                                   1999           1998            1997
                                                ---------      ---------      ----------
Net loss, as reported                           $   4,616      $     975      $   16,650
Net loss, pro forma                             $   4,781      $   1,107      $   17,482
Loss per Common share (basic and diluted):
  As reported                                   $    0.88      $    0.19      $     3.36
  Pro forma                                     $    0.91      $    0.21      $     3.53


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to 1996, the above pro forma disclosures are not necessarily indicative of future amounts.

The fair value for all options granted in 1999, 1998 and 1997 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                MARCH 1999    FEBRUARY 1999     JANUARY 1999       1998         1997
                                  OPTIONS        OPTIONS          OPTIONS        OPTIONS      OPTIONS
                              ------------- ----------------- ----------------- ---------- -----------
Risk free interest rate            5.1%             5.0%            4.7%          5.6%         6.2%
Expected life of option            3 yrs.           3 yrs.          3 yrs.        3 yrs.       3 yrs.
Expected dividend yield
  of stock                         0.0%             0.0%            0.0%          0.0%         0.0%
Expected volatility
  of stock                        80.4%            80.4%           75.3%         71.1%        51.5%

A summary of our stock option activity, and related information for the years ended September 30, 1999, 1998, and 1997, is shown in the following table.

                                                             Shares subject               Weighted
                                                               to option                average option
                                                             (in thousands)            price per share
                                                           -----------------         -------------------
September 30, 1996, Outstanding                                         531           $       10.18
    Granted                                                             356                    5.52
    Canceled                                                           (163)                   7.49
                                                           -----------------
September 30, 1997                                                      724                    8.47
    Granted                                                              42                    6.25
    Canceled                                                           (312)                   9.07
                                                           -----------------
September 30, 1998                                                      454                    7.83
    Granted                                                             350                    1.47
    Canceled                                                            (63)                   9.14
                                                           -----------------
September 30, 1999, Outstanding                                         741           $        4.72
                                                           =================

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):


                                                1999    1998    1997
                                                ----    ----    ----
Options exercisable                              438     299     488
Weighted-average option price per share        $6.01   $8.13   $8.90
  of options exercisable
Weighted-average fair value of options         $0.81   $3.16   $2.34
  granted during the year


The ranges of exercise prices and the remaining contractual life of options as of September 30, 1999 were:

Range of exercise prices                                     $4-$10   $11-$18
Options outstanding:
  Outstanding as of September 30, 1999 (in thousands)           677        64
  Weighted-average remaining contractual life                  4.59      1.22
  Weighted-average exercise price                            $ 3.83   $ 14.07
Options exercisable:
  Outstanding as of September 30, 1999 (in thousands)           384        54
  Weighted-average remaining contractual life                  2.87      1.02
  Weighted-average exercise price                            $ 4.81   $ 14.54

8. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                                         1999            1998            1997
                                        -------         -------         -------
Current:
  Federal and state                     $   116         $(4,735)        $(6,205)
  Foreign                                   ---             ---              25
                                        -------         -------         -------
                                            116          (4,735)         (6,180)
Deferred (benefit) expense                  ---           2,518          (1,106)
                                        -------         -------         -------
                                        $   116         $(2,217)        $(7,286)
                                        =======         =======         =======

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:

                                                  1999        1998        1997
                                                -------     -------     -------
Tax at Federal statutory rate of 34%            $(1,402)    $(3,669)    $(7,060)
Increases (reductions) in taxes
  resulting from:
    Tax expense relating to Internal Revenue
       Service audits and assessments               ---       1,329         ---
    Foreign Sales Corporation earnings             (104)        (26)       (231)
    Amortization of cost in excess of
       net assets of acquired businesses             86         106          79
    Valuation allowances against deferred
       tax assets                                 1,466         ---         ---
    Other - net                                      70          43         (74)
                                                -------     -------     -------
                                                $   116     $(2,217)    $(7,286)
                                                =======     =======     =======

The increase in the effective tax rate (income tax benefit) from fiscal 1998 to fiscal 1999 is primarily attributable to a $1,466 valuation allowance recorded in fiscal 1999 against additional deferred tax assets associated with U.S.
net operating loss carryforwards.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                             1999           1998
                                                           ------         ------
Gross deferred tax assets:
    Operating loss carryforwards                           $5,612         $5,406
    Receivable and inventory reserves                         608            613
    Accrued compensation                                      234            130
    Impairment reserves                                        17             17
    Other                                                     140            328
                                                           ------         ------
                                                            6,611          6,494
                                                           ------         ------
Gross deferred tax liabilities:
    Accounts receivable fair market value
       adjustment for tax purposes                          1,016          1,524
    Depreciation                                              141            214
                                                           ------         ------
                                                            1,157          1,738
Valuation allowances on foreign net
  deferred tax assets                                       1,857          1,159
                                                           ------         ------
Net deferred tax asset                                     $3,597         $3,597
                                                           ======         ======

We have determined that we should fully reserve against this net potential tax asset to the extent it represents excess available net deferred tax assets for certain foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 1999, 1998 and 1997 were $226, $730, and $278, respectively.

Net operating loss carryforwards of approximately $15,838 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2019. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9. PROFIT SHARING AND PENSION PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. Profit sharing expense for the plan for the years ended September 30, 1999, 1998 and 1997 was $-0-, $-0- and $113, respectively.

10. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities, which expire on various dates through 2003. The minimum annual lease payments under these agreements including renewal options, if exercised, are $180, $76, $52, $2 and $-0- for the years ending September 30, 2000, 2001, 2002, 2003 and 2004, respectively. Rent expense was $705, $700 and $859 for the years ended September 30, 1999, 1998 and 1997, respectively. Monthly rental payments associated with the new facilities (See Note 4) will approximate $56 beginning January 2000.

LITIGATION

The Receiver of the Health Mor B.V. bankruptcy estate commenced litigation against us and one of Health Mor B.V.'s Managing Directors, Mr. Kevin Dow, on or about December 3, 1997, asserting that we were both liable, under the law of the Netherlands, for a 616 NLG ($308) deficit in the Health Mor B.V. estate and approximately 85 NLG ($42) in costs of administration. This litigation was settled during the fourth quarter of fiscal 1998 for approximately $85.

Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 1999 and 1998 were accruals of $391 and $338, respectively, relating to various claims.

EXECUTIVE COMPENSATION AGREEMENT
During 1994, we negotiated a five-year Compensation Agreement with our Chief Executive Officer, Kirk W. Foley, which was ratified at the 1995 Annual Shareholders' Meeting. The Agreement combined salary, incentive compensation, loans, stock options and Phantom Stock to employ Mr. Foley. On May 14, 1997 Mr. Foley's employment with us was terminated triggering certain obligations under this employment agreement (See Note 13).

Also in May 1997, we announced and completed a reduction of personnel which affected approximately forty people (hourly and salaried) at our Cleveland, Ohio facility. The Canadian corporate office was also scaled down, with all accounting functions being brought into the Cleveland, Ohio office, reducing staff by approximately eleven people in the Canadian office.

Total charges of $3,050 relating to the layoffs announced in May and Mr. Foley's termination benefit package were recorded in the third and fourth quarter of fiscal 1997. The balance in the related reserve at September 30, 1997 was $2,058, of which $300 was previously recorded as compensation expense in fiscal year 1996 in accordance with Mr. Foley's employment agreement. As of September 30, 1998 all amounts relating to this reserve had been disbursed.

11. BUSINESS SEGMENTS, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

Our continuing operations consist of a single operating segment.

Sales of our products to three of our international importers accounted for 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. In fiscal year 1998, two international importers accounted for 20.7% and 10.3% of our total product sales. The loss of any significant portion of our sales from these importers, although believed by us to be unlikely, could have a material adverse impact on our sales and earnings.

The distributors/importers are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with distributors/importers will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the distributors/importers will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our business, prospects, financial condition and results of operations.

Prior to March 1998, one of our major foreign operations had been located in Canada. As of March 1998, we began selling into Canada through one importer and all sales previously made by our Canadian operation were ceased. Canadian sales for the fiscal years ended September 30, 1998 and 1997 were not considered export sales. Identifiable assets of the Canadian operations were $584 at September 30, 1998. Identifiable revenues of Canadian operations for the years ended September 30, 1998 and 1997 were $2,219 and $4,981, respectively. For the fiscal year ended September 30, 1999 we considered Canadian sales to be export sales.

Sales to international customers represents 67.0%, 60.9% and 62.6% of net product sales for the years ending September 30, 1999, 1998 and 1997, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                1999
                                              ------------------------------------------------------------------------
                                               December 31,        March 31,          June 30,        September 30,
                                              ----------------    -------------      -----------     -----------------
Net revenues                               $           9,288   $        9,668     $      8,802   $             9,605
Gross profit (exclusive of financing
  revenues)                                $           2,616   $        3,072     $      3,014   $             4,127
(Loss) income before discontinued
  operations                               $          (3,284)  $         (790)    $       (381)  $               214
(Loss) on disposals                        $             ---   $         (375)    $        ---   $               ---
Net (loss) income                          $          (3,284)  $       (1,165)    $       (381)  $               214

Basic and diluted (loss) income per
  share of common stock:
    (Loss) income before discontinued
      operations                           $           (0.63)  $        (0.15)    $      (0.07)   $             0.04
    (Loss) on disposals                    $             ---   $        (0.07)    $        ---    $              ---
    Net (loss) income                      $           (0.63)  $        (0.22)    $      (0.07)   $             0.04


                                                                                1998
                                              ------------------------------------------------------------------------
                                               December 31,         March 31,         June 30,        September 30,
                                             -----------------     -------------     -----------     -----------------
Net revenues                              $            9,012    $      10,282     $     10,152    $            9,630
Gross profit (exclusive of financing
  revenues)                               $            2,780    $       3,358     $      2,285    $            2,462
Loss before discontinued
  operations                              $           (2,104)   $      (2,367)    $     (2,410)   $           (1,692)
Income (loss) from discontinued
  operations                              $              944    $        (503)    $        ---    $              ---
Gain (loss) on disposals                  $              ---    $       6,036     $      1,123    $               (2)
Net (loss) income                         $           (1,160)   $       3,166     $     (1,287)   $           (1,694)

Basic and diluted (loss) income per
  share of common stock:
    Loss before discontinued
      operations                          $            (0.42)   $       (0.47)    $      (0.45)   $            (0.32)
    Income (loss) from
      discontinued operations             $             0.19    $       (0.10)    $        ---    $              ---
    Income (loss) on disposals            $              ---    $        1.20     $       0.21    $            (0.03)
    Net (loss) income                     $            (0.23)   $        0.63     $      (0.24)   $            (0.35)

In the fourth quarter of fiscal 1998, we recorded a charge of $1,329 relating to assessed and anticipated tax exposures as a result of ongoing Internal Revenue Service audits.


13. RELATED PARTY TRANSACTIONS

In May 1997, we advised Kirk W. Foley, then our CEO, that we were terminating his employment which triggered certain obligations as per Mr. Foley's employment contract, including an $800 severance payment, an assumption of a $518 personal bank loan made to Mr. Foley, other compensation obligations of approximately $79 and an obligation to purchase Mr. Foley's HMI stock at current market value (approximately $325).

Because of our tight cash position, non-cash ways to satisfy our obligations to Mr. Foley were sought. The resolution was a decision to transfer to Mr. Foley our 100% stock interest in Tube-Fab Ltd, a Canadian subsidiary headquartered on Prince Edward Island, Canada, which an independent appraiser valued at $1,512. The Tube-Fab Ltd. stock had been carried on our books at a value of $2,157 and was accordingly written down to its appraised value.

In January 1998, we completed the transfer of Tube-Fab to Mr. Foley in settlement of our obligations to him. As a result of this transaction, we recorded an additional loss on disposal of $299, net of $183 of taxes in the second fiscal quarter of 1998. The settlement entailed a transfer of the Tube-Fab Ltd. shares to Mr. Foley; a payment from Mr. Foley of $303 to us; cancellation of our $800 severance obligation; an assumption of the $487 ($518 less a $31 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his HMI stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by us, which had a remaining lease obligation of approximately $1,050 over 8 1/2 years.

Mr. Foley's employment contract also required us to pay to him a $300 cash award relating to phantom shares he had previously earned but had deferred in 1996. This award was reduced to a $150 payment in the settlement transaction. The settlement also required us to continue Mr. Foley's salary and benefits from the time of termination advice through December 15, 1997 (approximately $320).

Mr. Foley's departure caused us to examine the collectability of certain other related party receivables aggregating $743 which were forgiven and accordingly written off in the third and fourth quarters of fiscal 1997.

In 1995, we converted $750 of accounts receivable from a former Filter Queen distributor to a note receivable. This distributor was an officer of one of our majority owned subsidiaries. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. During the quarter ended March 31, 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $317 in exchange for an increase in the note receivable noted above. The note receivable of $245 is reflected in current and long-term assets at September 30, 1999.

                      Report of Independent Accountants on
                          Financial Statement Schedule
                          ----------------------------


To the Board of Directors and Stockholders of HMI Industries Inc.


Our report on the consolidated financial statements of HMI Industries Inc. is included on page 27 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related Financial Statement Schedule listed in the index on page 25 of this Form 10-K. In our opinion, the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP
------------------------------
Cleveland, Ohio
December 8, 1999

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Dollars in thousands                             Balance at       Additions                        Balance at
--------------------                            Beginning of      Charged to                        End of
               Description                         Period      Costs and Expense  Deductions        Period
               -----------                      ------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 1999                    $1,085          $  ---          $  394          $  691
   Year ended September 30, 1998                    $5,512          $2,107          $6,534          $1,085
   Year ended September 30, 1997                    $2,439          $4,820          $1,747          $5,512

Valuation account for inventory:
   Year ended September 30, 1999                    $  484          $  762          $  644          $  602
   Year ended September 30, 1998                    $1,631          $1,318          $2,465          $  484
   Year ended September 30, 1997                    $1,234          $  754          $  357          $1,631

Reserve for loss on disposal:
   Year ended September 30, 1999                    $  233          $  375          $  157          $  451
   Year ended September 30, 1998                    $5,388          $  631          $5,786          $  233
   Year ended September 30, 1997                    $  800          $6,112          $1,524          $5,388

Valuation for deferred tax asset:
   Year ended September 30, 1999                    $1,159          $  698           $ ---          $1,857
   Year ended September 30, 1998                    $1,676          $  ---          $  517          $1,159
   Year ended September 30, 1997                    $  871          $1,151          $  346          $1,676


INDEX TO EXHIBITS

        3.1               Certificate of Incorporation                Incorporated by reference from, Annual Report on form
                                                                      10-K for the year ended September 30, 1995

        3.2               Bylaws                                      Incorporated by reference from, Annual Report on form
                                                                      10-K for the year ended September 30, 1995

       10.00              Material Contracts                          Finova Loan and Security Agreement, incorporated by
                                                                      reference from Form 10-Q for the quarter ended June 30,
                                                                      1999

       10.01              Material Contracts                          Heller Credit Facility Agreement, incorporated by
                                                                      reference from Form 10-Q for the quarter ended March
                                                                      31, 1998

       10.02              Material Contracts                          Amendment to Heller Loan and Security Agreement,
                                                                      incorporated by reference from Form 10-K for the year
                                                                      ended September 30, 1998

       10.03              Material Contracts                          Second Amendment to Heller Financial Loan and Security
                                                                      Agreement, incorporated by reference from Form 10-Q for
                                                                      the quarter ended March 31, 1999.

       10.04              Material Contracts                          Heller Financial Pre-Payment Penalty Waiver Letter
                                                                      incorporated by reference from Form 10-Q for the
                                                                      quarter ended March 31, 1999.

       10.05              Material Contracts                          Real Estate Sale Agreement and Amendment to Real Estate
                                                                      Sale Agreement, incorporated by reference from Form
                                                                      10-Q for the quarter ended December 31, 1998

       10.06              Material Contracts                          Bliss Stock Purchase Agreement, incorporated by
                                                                      reference from Form 10-K/A3 for the year ended
                                                                      September 30, 1997

       10.07              Material Contracts                          Bliss Stock Purchase Agreement Settlement Letter,
                                                                      incorporated by reference from Form 10-Q for the
                                                                      quarter ended March 31, 1999.

       10.08              Material Contracts                          Change of Control Agreements, incorporated by reference
                                                                      from Form 10-K/A3 for the year ended September 30, 1997

       10.09              Material Contracts                          Employment Agreement - Malone, incorporated by
                                                                      reference from Form 10-K/A3 for the year ended
                                                                      September 30, 1997

       10.10              Material Contracts                          Employment Agreement - Young, incorporated by reference from
                                                                      Form 10-K/A3 for the year ended September 30, 1997

       10.11              Material Contracts                          Restricted Stock Agreements incorporated by reference from
                                                                      Form 10-Q for the quarter ended March 31, 1999


       10.12              Material Contracts                          Amendment to Restricted Stock Agreements incorporated
                                                                      by reference from Form 10-Q for the quarter ended March
                                                                      31, 1999

       10.13              Material Contracts                          Restricted Stock Agreements incorporated by reference
                                                                      from Form 10-K for the year ended September 30, 1998

       10.14              Material Contracts                          Restricted Stock Agreements, incorporated by reference from
                                                                      Form 10-Q for the quarter ended March 31, 1998

       10.15              Material Contracts                          Restricted Stock Agreements, incorporated by reference from
                                                                      Form 10-K/A3 for the year ended September 30, 1997

       10.16              Material Contracts                          Non-statutory Stock Option Agreements, incorporated by
                                                                      reference from Form 10-K/A3 for the year ended
                                                                      September 30, 1997

       10.17              Material Contracts                          Incentive Stock Option Agreements incorporated by
                                                                      reference from Form 10-Q for the quarter ended March
                                                                      31, 1999.

       10.18              Material Contracts                          Incentive Stock Option Agreements, incorporated by
                                                                      reference from Form 10-K/A3 for the year ended
                                                                      September 30, 1997

         11               Statement re:  Computation of per           Note 1 on Page 34 of the Financial Statements
                          share earnings

         21               Subsidiaries of Registrant                  Note 1 on Page 32 of this report

         23               Consent of Experts                          Attached

         27               Financial Data Schedule                     Attached