Form 10-Q
period 1999-12-31
HMI INDUSTRIES INC
filed 2000-02-07
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1999
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                               -------------------
             (Exact name of Registrant as Specified in Its Charter)

            DELAWARE                                   36-1202810
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (IRS Employer Identification No.)
of Incorporation or Organization)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------

  3631 Perkins Avenue, Cleveland, Ohio 44114
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes   X   No
                                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at January 31, 2000
    ------------------------------------        -------------------------------
    Common stock, $1 par value per share                  5,355,100

================================================================================

INDEX
PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................7
      Results of Operations.......................................................................................7
      Liquidity and Capital Resources............................................................................10
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation
      Reform Act of 1995.........................................................................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................12

PART II.  OTHER INFORMATION......................................................................................12

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12
   ITEM 5.  OTHER INFORMATION....................................................................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................13
      (a) Index to Exhibits......................................................................................13
      (b) Reports on Form 8-K....................................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                DECEMBER 31,               September 30,
                                                                    1999                        1999
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $       211,714            $       764,719
  Trade accounts receivable (net of allowance of $632,894
    and $691,205)                                                      2,304,626                  2,233,356
  Notes receivable                                                       105,211                    105,211
  Inventories:
    Finished goods                                                     1,936,484                  1,697,577
    Work-in-progress, raw material and supplies                        1,193,156                  1,136,980
  Deferred income taxes                                                1,413,067                  1,458,480
  Prepaid expenses                                                       196,237                    177,199
  Other current assets                                                    41,641                     46,471
------------------------------------------------------------------------------------------------------------
      Total current assets                                             7,402,136                  7,619,993
------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                       905,626                  1,005,848
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)          113,979                    140,281
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,063,520 and $3,002,144)                 6,163,904                  6,218,464
  Deferred income taxes                                                2,183,600                  2,138,187
  Unamortized trademarks                                                 260,045                    260,832
  Other                                                                  116,301                     81,496
------------------------------------------------------------------------------------------------------------
      Total other assets                                               8,837,829                  8,839,260
------------------------------------------------------------------------------------------------------------
      Total assets                                               $    17,145,591            $    17,465,101
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                         $     2,576,899            $     2,887,198
  Income taxes payable                                                 1,009,999                  1,015,730
  Accrued expenses and other liabilities                               2,903,426                  3,062,879
  Long-term debt due within one year                                      10,588                     41,929
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                         6,500,912                  7,007,736
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Other                                                                        -                    131,156
------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                              -                    131,156
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares;
    issued, none                                                               -                          -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 5,368,556 shares                                           5,368,556                  5,368,556
  Capital in excess of par value                                       7,471,919                  7,561,586
  Unearned compensation, net                                            (66,128)                   (96,515)
  Retained deficit                                                   (1,261,613)                (1,512,922)
  Other comprehensive loss (Note 5)                                    (861,423)                  (868,197)
------------------------------------------------------------------------------------------------------------
                                                                      10,651,311                 10,452,508
  Less treasury stock 6,201 and 32,233 shares,
    respectively, at cost                                                  6,632                    126,299
------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      10,644,679                 10,326,209
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                 $    17,145,591            $    17,465,101
============================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                   For the three months ended December 31,
                                                          1999                 1998
-----------------------------------------------------------------------------------------
Revenues:
  Net product sales                                    $8,479,223       $    9,171,973
  Financing revenue                                        36,693              115,658
-----------------------------------------------------------------------------------------
                                                        8,515,916            9,287,631
Operating costs and expenses:
  Cost of products sold                                 5,100,481            6,556,405
  Selling, general and administrative expenses          3,110,527            3,273,916
  Interest expense                                          9,624               28,323
  Impairment loss (Note 3)                                      -            2,664,574
  Other expenses                                           43,975               48,322
-----------------------------------------------------------------------------------------
    Total expenses                                      8,264,607           12,571,540
-----------------------------------------------------------------------------------------

Income (loss) before income taxes                         251,309          (3,283,909)
Provision (benefit) for income taxes                            -                    -
-----------------------------------------------------------------------------------------

Net income (loss)                                      $  251,309       $  (3,283,909)
=========================================================================================



Weighted average number of shares outstanding:
  Basic and diluted                                     5,352,648            5,182,276
=========================================================================================

Per share of common stock (Note 2):
  Basic and diluted                                    $     0.05       $        (0.63)
=========================================================================================

Cash dividends paid per common share                   $        -       $            -
=========================================================================================




See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                  For the three months ended December 31,
                                                                            1999               1998
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $   251,309         $(3,283,909)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Depreciation and amortization                                      236,601             234,785
        Impairment of asset                                                      -           2,664,574
        Treasury shares issued, net of unearned compensation                60,387             174,298
        Provision for losses on receivables                                 30,395                   -
        Deferred income taxes                                                    -            (238,004)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                     (75,363)            925,403
    (Increase) decrease in inventories                                    (295,083)            500,098
    (Increase) decrease in prepaid expenses                                (19,038)             11,481
    Decrease (increase) in other current assets                              4,830             (29,674)
    Decrease in accounts payable                                          (310,299)         (1,180,759)
    Decrease in accrued expenses and other liabilities                    (290,609)           (144,507)
    (Decrease) increase in income taxes payable                             (5,731)            235,273
    Other, net                                                             (36,558)             47,972
-------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                         (449,159)            (82,969)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                     (72,505)                  -
-------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                          (72,505)                  -
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings under credit facility                                           -              84,478
  Payment of long term debt                                                (31,341)            (31,270)
-------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities            (31,341)             53,208
-------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (553,005)            (29,761)
Cash and cash equivalents, beginning of period                             764,719              51,365
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $   211,714         $    21,604
=======================================================================================================


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. Summary of Significant Accounting Policies
     ----------------------------------------------

        BASIS FOR PREPARATION OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The interim consolidated condensed financial statements included in this report have been prepared, without audit, by HMI Industries Inc. from our consolidated statements and those of our subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations.

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     2. Earnings Per Share
     ---------------------

All 454,000 options outstanding, and subject to purchase, during the three months ended December 31, 1999 were not included in the computation of diluted EPS because the options' exercise price were greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. Thus the denominators for calculating our basic and diluted earnings per share are identical as of December 31, 1999. In addition, the denominators for calculating our basic and diluted earnings per share were identical as of December 31, 1998 as the outstanding options were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for this period.

In the second quarter of fiscal 2000, we anticipate the completion of an offering of up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. This transaction could potentially dilute a current investor's percentage of our common stock.

     3. Property, Plant and Equipment
     --------------------------------

On January 12, 1999, we sold our Perkins Avenue facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998 we recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property. The impairment loss was recorded as a separate line item under operating expenses in the Consolidated Condensed Statement of Income.

     4. Debt
     -------

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of December 31, 1999.

     5. Comprehensive Income/Loss
     ----------------------------

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' equity in the accompanying consolidated condensed balance sheet. We present such information in our statement of stockholders' equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $258,100 and comprehensive loss of $3,281,400 for the quarters ended December 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

     Net Product Sales
     -----------------

Net product sales of $8,479,200 for the quarter ended December 31, 1999, decreased by $692,800 or 7.6% as compared to $9,172,000 for the same quarter in fiscal 1999. This decrease is largely due to a decline in unit sales in Western Europe and the Americas offset by increased sales in Asia and Eastern Europe/Middle East.

Western European Majestic(R) sales were adversely affected by decreased sales to our Holland importer and a U.K. importer. Both parties have been adjusting their inventories to reflect current conditions in their businesses. Some Eastern European and Middle Eastern distributors have increased their volume enough to be able to order containers directly from HMI. As such, they are no longer purchasing product from the Holland importer. This change in ordering practices is evident in the increase from the prior year in Eastern Europe/Middle East and attests to part of the decrease in Western European sales. The U.K. distributor has decreased his purchases from us as the network in his region is suffering due to several office closings resulting from the loss of two master distributors to a competitor. We are working to offer assistance in restructuring and rebuilding his network. Defender(R) sales, in the Western European area, were also unfavorable to prior year. This unfavorable variance is largely attributable to a reduction in orders from France and Holland. Sales of the Defender(R) in France have decreased as their focus has been on Majestic(R) sales in an effort to grow their business. Holland orders are also down as they work to deplete their inventory of the old style of Defender(R).

Majestic(R) sales in the Americas have remained below last year's figures due to recruiting challenges and consumer financing constraints. The sustained U.S. economy is making recruiting much more difficult. As a result there are not as many people entering the "Edge Success Program" (the "Edge") or opening new offices. The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Eckerd College in Florida. The program addresses everything from in-home demonstration techniques to generation of sales leads, personnel recruiting, compliance matters, and other aspects of owning and operating a distributorship. Although the availability of consumer financing has diminished following the merger of Beneficial and Household Finance and Avco Financial Services, the two largest U.S. consumer credit companies, the new national financing deal has been instrumental in improving the closing rate of financed sales.

Asian Majestic(R) sales were favorable to prior year primarily due to the continued growth in the Korean market over the same period last year. Our redesign of the marketing structure in Korea from a few importers to only one importer has been instrumental in focusing the sales effort and thus growing the business.

Net product sales and income from continuing operations are not materially impacted by inflation or changing prices.

     Financing Revenue
     -----------------

Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States Subsidiaries. The decline in financing revenue is attributable to our decision in January 1998 to discontinue the financing of contracts to the end customers.

     Gross Profit
     ------------

Gross profit, exclusive of financing revenue, for the quarter ended December 31, 1999, was $3,378,700, or 39.8%, as compared to $2,615,600, or 28.5%, in the quarter ended December 31, 1998. The increase in the margin is largely a result of a reduction in material and overhead costs offset by unfavorable sales volume variances of $301,500 (see explanation of Net Product Sales above).

Reduced material and manufacturing costs of $878,100 and $186,600, respectively, are the direct result of our initiatives to strengthen operational processes, reduce cost, and improve quality. These initiatives, originally adopted in the fourth quarter of fiscal year 1997, have become an important part of our culture as we continually review our manufacturing cost structures and operational processes in an attempt to further improve quality, reduce plant spending and improve labor efficiencies.

Since December 1998 we have driven down the cost of our motors and filters, two of the primary components of our products, reduced labor costs and implemented Total Quality Control procedures in our manufacturing plant. In addition, our parts specifications have been conveyed clearly to our suppliers to meet our specifications. Vendor charge back has become the norm when parts fail our quality inspection. These are several examples of the attention to cost and quality, which directly resulted in improved gross margins.

     Selling, General, and Administrative
     ------------------------------------

SG&A expenses for the first quarter of fiscal 2000 as compared to fiscal 1999 were favorable by $163,400 primarily as a result of decreased commissions of $118,800, equipment and facility rental of $123,400 and sales meetings of $103,800. These decreases were offset by increased benefits expense of $121,600 and outside consulting expenses of $50,800. The lower commissions are a direct result of the decreased sales volume from the prior year and the rental expenses are favorable to prior year primarily because there have been no charges in fiscal 2000 for certain computer equipment leases which have since expired. A substantial portion of the outside consulting expense is for Information Systems services and relates to Y2K and the relocation of our offices and plant. Sales meeting expenses are favorable because of the timing of events this year versus last year. The increase in benefits expense is attributable to 401K match expense, which commenced in October 1999, and higher accrued profit sharing expense.

     Impairment Loss
     ---------------

On January 12, 1999, we sold our Cleveland, Ohio facility and related land to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998, we recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property.

     Income Taxes
     ------------

The effective income tax rate for the first quarter of fiscal 2000 is zero due to the utilization of net loss carryforwards not previously recognized.

     Year 2000
     ---------

         GENERAL

Older computer software programs that use two digits rather than four digits to identify the year in a date field have been and continue to be a concern for year 2000. If not corrected, many computer applications may fail to treat dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This could potentially result in system failures or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

         SYSTEMS

Through the use of internal personnel and outside consultants, we performed a detailed review to assess the impact of the Year 2000 issue on our continuing operations and actively addressed each issue noted during our review. All non-compliant IT and non-IT hardware and software was remediated or replaced to meet Year 2000 compliance. Individual components, sub-systems, and systems were thoroughly tested before they were installed. In addition a full compliance test was completed in November 1999. Testing attempted to verify that all systems functioned correctly and extended to interfaces with key business partners. Additionally, our distribution network and our vendors were contacted to ensure their compliance with Year 2000 issues. No negative responses were received. Contingency plans were also developed. Approaches to reducing risks of interruption due to supplier failures included identification of alternate suppliers and utility providers, accumulation of inventory to assure production capability where warranted, and establishment of crisis teams to address unexpected problems. These activities were intended to provide a means of managing risk, but could not eliminate the potential for disruption due to third party failure. The inventory accumulation plan included a 60% increase in raw material safety stock and a buildup of extra finished goods.

         RISKS

As of the date of this filing, we have not experienced any material business disruptions as a result of our internal IT and non-IT systems or applications, and have not experienced any problems with the IT and non-IT systems or applications of our third party vendors, service providers or distributor network. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, we will continue to monitor and work to remediate any issues that may arise. Although we expect not to be materially impacted, such future events cannot be known with certainty.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities
     --------------------

Cash flows from operating activities utilized net cash of $449,200 for the three months ended December 31, 1999, principally due to cash outflows resulting from decreases in accounts payable and accrued expenses of $310,000 and $290,600, respectively, and increased inventory of $295,100, offset by non-cash expenses of $236,600 relating to depreciation and amortization, and net income of $251,300.

Cash disbursements for the quarter ended December 31, 1999 were approximately $300,000 greater than purchases recorded for the same time period thus resulting in a decreased accounts payable balance. Although the finished goods inventory balances at December 31, 1999 exceeded those at September 30, 1999, the bulk of the raw materials needed to build the finished goods were purchased in the months of October and November and due to vendor terms were paid for by the end of the first quarter of fiscal 2000. In addition, lower than anticipated sales in December 1999 resulted in the reduction of raw material purchases, which also contributed to the decrease in accounts payable.

The decrease in accrued expenses and other liabilities is primarily a result of the settlement of obligations relating to sales financed by our United States financing subsidiary prior to our January 1998 decision to discontinue the financing of contracts to the end customers.

Inventory increased as a result of a safety stock that was built to prevent any interruptions to the distribution network for a possible Year 2000 crisis and for the relocation, in January 2000, of our manufacturing operation to our new production facility.

     Investing Activities
     --------------------

Capital expenditures of $72,500 represent the entire net cash used in investing activities for the quarter ended December 31, 1999.

     Financing Activities
     --------------------

Net cash used in financing activities, for the payment of long-term debt, was $31,300.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of December 31, 1999.

In November 1999, we announced that we expect to offer for sale up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. We expect to conclude the sale of these shares in the second quarter of fiscal 2000. This transaction could potentially dilute a current investor's percentage of our common stock. Net proceeds received from the sale of the shares being offered will be used in the implementation of our strategic initiatives.

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

Our plan is to use the proceeds from this offering and funds from operations and bank financing to implement our strategic plan. There can be no assurance that the full amount of proceeds anticipated from this offering will be raised. Even if the full amount contemplated by this offering is raised, there can be no assurance that cash generated from operations or other sources of financing will be available that will enable us to fully implement the strategic plan. In addition, there can be no assurance that our financial condition and results of operations will not be materially and adversely affected if we are unable to fully implement our strategic initiatives.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Year 2000" concerning the uncertainty of the impact of any future events and the impact of these events on our future operating results, financial condition and cash flows and "Liquidity and Capital Resources" regarding our ability to sell the anticipated shares of our Common Stock in our offering. Such forward-looking statements are subject to uncertainties such as future Year 2000 issues and our ability to sell the anticipated offering shares. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

   10.00    Material Contracts         Finova Loan and Security
                                       Agreement Covenant Amendment
                                       Letter dated December 17, 1999, Attached.
   27.00    Financial Data Schedule

(b) REPORTS ON FORM 8-K

On November 11, 1999, we filed a Form 8-K with the Commission, announcing our expectation of positive earnings from continuing operations for the fourth quarter ended September 30, 1999. We also announced that we expected to offer for sale up to 2,500,000 shares of our Common Stock in a transaction exempt from the registration requirements under federal securities law.

On November 18, 1999, we filed another Form 8-K with the Commission announcing our approximated earnings for the fourth quarter ended September 30, 1999, intended facilities relocation and changes in sales management. We also announced again that we expected to offer for sale up to 2,500,000 shares of our Common Stock in a transaction exempt from the registration requirements under federal securities law.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HMI Industries Inc.
                                            -------------------
                                                (Registrant)

Date:    February 7, 2000                   /s/ Julie A. McGraw
         ----------------                   -------------------------------
                                             Julie A. McGraw
                                             Vice President - Chief Accounting
                                             Officer