Form 10-Q
period 2000-03-31
HMI INDUSTRIES INC
filed 2000-05-17
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           DELAWARE                                  36-1202810
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio   44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------

3631 Perkins Avenue, Cleveland, Ohio 44114
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at April 6, 2000
   ------------------------------------      ----------------------------------
   Common stock, $1 par value per share                6,606,931

================================================================================

INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8
      Results of Operations.......................................................................................8
      Liquidity and Capital Resources-...........................................................................12
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.14
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................14

PART II.  OTHER INFORMATION......................................................................................14

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................14
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................15
      (a) Index to Exhibits......................................................................................15
      (b) Reports on Form 8-K....................................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                  March 31,       September 30,
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  2,311,843      $    764,719
  Trade accounts receivable (net of allowance of $596,641
    and $691,205)                                                   3,139,544         2,233,356
  Notes receivable                                                    105,211           105,211
  Inventories:
    Finished goods                                                  1,714,276         1,697,577
    Work-in-progress, raw material and supplies                     1,205,635         1,136,980
  Deferred income taxes                                             1,555,677         1,458,480
  Prepaid expenses                                                    108,971           177,199
  Other current assets                                                 93,054            46,471
-----------------------------------------------------------------------------------------------
      Total current assets                                         10,234,211         7,619,993
-----------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                  1,230,853         1,005,848
-----------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one
    year)                                                              87,676           140,281
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,124,895 and $3,002,144)              6,101,008         6,218,464
  Deferred income taxes                                             2,040,990         2,138,187
  Unamortized trademarks                                              284,077           260,832
  Other                                                               186,867            81,496
-----------------------------------------------------------------------------------------------
      Total other assets                                            8,700,618         8,839,260
-----------------------------------------------------------------------------------------------
      Total assets                                               $ 20,165,682      $ 17,465,101
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                         $  2,734,544      $  2,887,198
  Income taxes payable                                                992,962         1,015,730
  Accrued expenses and other liabilities                            3,401,218         3,062,879
  Long-term debt due within one year                                   16,879            41,929
-----------------------------------------------------------------------------------------------
     Total current liabilities                                      7,145,603         7,007,736
-----------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                    79,895                 -
  Other                                                                     -           131,156
-----------------------------------------------------------------------------------------------
      Total long-term liabilities                                      79,895           131,156
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                    -                 -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 6,602,552 shares                                        6,602,552         5,368,556
  Capital in excess of par value                                    8,170,530         7,561,586
  Unearned compensation, net                                           (9,157)          (96,515)
  Retained deficit                                                   (951,486)       (1,512,922)
  Other comprehensive loss (Note 6)                                  (863,934)         (868,197)
-----------------------------------------------------------------------------------------------
                                                                   12,948,505        10,452,508
  Less treasury stock 1,775 and 32,233 shares, respectively,
    at cost                                                             8,321           126,299
-----------------------------------------------------------------------------------------------
      Total stockholders' equity                                   12,940,184        10,326,209
-----------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                 $ 20,165,682      $ 17,465,101
===============================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                              For the three months ended March 31,   For the six months ended March 31,
                                                         2000            1999               2000             1999
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                $  9,655,463      $  9,519,630      $ 18,134,686      $ 18,691,603
  Financing revenue and other                                70           148,310            36,763           263,969
---------------------------------------------------------------------------------------------------------------------
                                                      9,655,533         9,667,940        18,171,449        18,955,572
OPERATING COSTS AND EXPENSES:
  Cost of products sold                               5,642,118         6,447,990        10,742,599        13,004,395
  Selling, general and administrative expenses        3,740,627         3,888,692         6,851,154         7,162,608
  Interest expense                                        8,989            16,253            18,613            44,576
  Impairment loss (Note 4)                                    -                 -                 -         2,664,574
  Other (income) expenses                               (67,328)           66,113           (23,353)          114,436
---------------------------------------------------------------------------------------------------------------------
    Total expenses                                    9,324,406        10,419,048        17,589,013        22,990,589
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       331,127          (751,108)          582,436        (4,035,017)
Provision for income taxes                               21,000            39,000            21,000            39,000
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS                                            310,127          (790,108)          561,436        (4,074,017)
---------------------------------------------------------------------------------------------------------------------

Loss on disposal of Bliss Manufacturing                       -          (375,000)                -          (375,000)
  (net of taxes of $-0-)
---------------------------------------------------------------------------------------------------------------------
NET  INCOME (LOSS)                                 $    310,127      $ (1,165,108)     $    561,436      $ (4,449,017)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                               5,846,161         5,222,659         5,596,693         5,202,245
  Diluted                                             5,852,332         5,222,659         5,599,778         5,202,245
=====================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON
  STOCK (NOTE 3):
  Income (loss) before discontinued operations     $       0.05      $      (0.15)     $       0.10      $      (0.78)

  Loss on disposals                                $          -      $      (0.07)     $          -      $      (0.07)

---------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                $       0.05      $      (0.22)     $       0.10      $      (0.85)

=====================================================================================================================

CASH DIVIDENDS PER COMMON SHARE                    $          -      $          -      $          -      $          -
=====================================================================================================================



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                For the six months ended March 31,
                                                                         2000           1999
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   561,436      $(4,449,017)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Depreciation and amortization                                   473,078          444,825
        Impairment of asset                                                   -        2,664,574
        Provision  for loss on sale/disposal of assets                   11,564           47,331
        Loss on disposal of discontinued operation                            -          375,000

        Treasury/common shares issued, net of unearned                  122,362          371.492
          compensation
        Provision for losses on receivables                              35,723                -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in receivables                                 (889,306)       1,013,883
    (Increase) decrease in inventories                                  (85,354)         999,067
    Decrease in prepaid expenses                                         68,228          109,868
    Increase in other current assets                                    (46,583)         (55,099)
    Decrease in accounts payable                                       (152,654)      (1,648,035)
    Increase (decrease) in accrued expenses and
      other liabilities                                                 207,183         (597,151)
    Decrease in income taxes payable                                    (22,768)         (29,747)
    Other, net                                                         (142,180)         240,314
------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities         140,729         (512,695)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                                            -          792,670
  Capital expenditures                                                 (477,620)         (11,310)
------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities        (477,620)         781,360
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                          1,925,944                -
  Net repayments under credit facility                                        -         (256,838)
  Payment of long term debt                                             (41,929)         (60,587)
------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities       1,884,015         (317,425)
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash                              1,547,124          (48,760)
equivalents
Cash and cash equivalents, beginning of period                          764,719           51,365
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 2,311,843      $     2,605
================================================================================================

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. Summary of Significant Accounting Policies
     ---------------------------------------------

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

     2. Supplemental Disclosure of Cash Flow Information
     ---------------------------------------------------

The following transaction has been treated as a non-cash item for purposes of the Consolidated Condensed Statements of Cash Flow. During the second quarter of fiscal 2000, by entering into three capital leases totaling $96,800, we incurred debt in exchange for assets. The assets consist of racking and compactors for our Strongsville, Ohio manufacturing facility.

     3. Earnings Per Share
     ---------------------

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                            Six Months Ended March 31,
                                            --------------------------
                                            2000                1999
                                      -----------------    ----------------
                                                  Per                 Per
                                                 Share               Share
                                      Shares     Amount    Share     Amount
                                      ------     ------    -----     ------
Basis EPS                              5,597     $0.10     5,202     $(0.85)
  Effect of dilutive stock options         3     $   -         -     $    -
                                       -----     -----     -----     ------
Diluted EPS                            5,600     $0.10     5,202     $(0.85)
                                       =====     =====     =====     ======

                                           Three Months Ended March 31,
                                           ---------------------------
                                            2000                1999
                                      -----------------    ----------------
                                                  Per                 Per
                                                 Share               Share
                                      Shares     Amount    Share     Amount
                                      ------     ------    -----     ------
Basis EPS                              5,846     $0.05     5,223     $(0.22)
  Effect of dilutive stock options         6     $   -         -     $    -
                                       -----     -----     -----     ------
Diluted EPS                            5,852     $0.05     5,223     $(0.22)
                                       =====     =====     =====     ======

As of March 31, 2000, 467,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The exercise prices of these options range from $1.31 to $11.63 per share and expire between the period January 2, 2001 and February 18, 2004.

The denominators for calculating our basic and diluted earnings per share were identical as of March 31, 1999 as the outstanding options were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for this period.

     4. Property, Plant and Equipment
     --------------------------------

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

     5. Credit Facility and Long-term Debt
     -------------------------------------

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of March 31, 2000.

During the quarter ended March 31, 2000, we entered into capital leases totaling $96,800. These leases, with a term of 60 months, require monthly payments, principal and interest, of $2,000. The nominal annual interest rates on these leases range from 2.62% to 12.0%, compounding monthly.

     6. Comprehensive Income/loss
     ----------------------------

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $307,600 and $565,700 for the three and six months ended March 31, 2000, respectively and comprehensive loss of $1,147,600 and $4,429,000 for the corresponding periods ending March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET PRODUCT SALES-
     Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999
     -----------------------------------------------------------------------
Net product sales of $9,655,500 for the quarter ended March 31, 2000, increased by $135,900 or 1.4% as compared to $9,519,600 for the same quarter in fiscal 1999. The increase in sales is primarily related to the growth in Eastern Europe/Middle East, Western Europe and Canada of $822,600, $198,100 and $145,000, respectively. Offsetting this increase is a $1,029,000 decline in Asian sales.

The favorability in sales, both units and AMS (After Market Sales), in the Eastern European/Middle Eastern region is primarily related to increased sales in Turkey and Norway. In fiscal 2000, these importers have increased their volume enough to be able to place container-sized orders directly from HMI. As such, they are no longer purchasing product from our Holland importer, as was done in fiscal 1999.

After adjusting his inventory levels, in the first quarter of fiscal 2000, to reflect the then current conditions in his business, the sales volume for our Holland importer has increased, thus creating a portion of the Western European favorable variance from the prior year. The majority of the remaining Western European sales increase is related to a U.K. importer. During the second quarter of fiscal 1999, consumer financing companies used in England decreased from four primary lenders to one thereby making it difficult for our importer's network to obtain the consumer financing needed to complete sale transactions. To help rectify this situation, we negotiated with a consumer finance professional who identified and established new financial services, while revitalizing existing relationships for the U.K. network. This helped to stabilize, in the fourth quarter of fiscal 1999, the difficulties being experienced in the U.K. We have begun to realize the benefit from this stabilization in the second quarter of fiscal 2000, although, it was slightly offset due to decreased purchases from this U.K. importer. The network in his region suffered several office closings at the beginning of fiscal 2000 resulting from the loss of two master distributors to a competitor. He has since restructured his business and is working to rebuild his network.

Sales of Majestic(R) and Defender(R) have increased in Canada from the same period in 1999. The quarter over quarter growth is primarily due to the opening of new offices in the Canadian territory. This in turn is due to a decision made by the Canadian importer in the prior year to employ a full time recruiter to build that network of distributors. This trend is expected to continue as the recruiter works to increase the sales force of existing offices, which eventually results in the opening of new offices, thereby growing the network and increasing unit sales.

The decline in Asian sales is primarily attributable to our Japanese importer reducing his inventory levels while he reorganizes the territories in his distribution network.

     First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999
     ---------------------------------------------------------------------------
Net product sales for the six months ended March 31, 2000 were $18,134,700. This represents a decrease of $556,900 or 3.0% when compared to $18,691,600 of product sales for the six months ended March 31, 1999. This decline in sales is primarily the result of decreased Majestic(R) sales in Asia and the Americas of $698,600 and $432,100, respectively and an overall sales decrease in Western Europe of $548,900. Offsetting these decreases were increases in Eastern European/Middle Eastern sales of $1,099,900.

The decline in Asian Majestic(R) sales is primarily attributable to our Japanese importer reducing his inventory levels while he reorganizes the territories in his distribution network. The overall decline in Asian sales due to the Japanese situation has been offset by the continued growth in the Korean market over the same period last year. Our redesign of the marketing structure in Korea from a few importers to only one importer has been instrumental in focusing the sales effort and growing the business.

Approximately 90% of the Americas unfavorable sales variance occurred during the first quarter of the fiscal year. The second (current) quarter represents only a 10% decrease from the prior year. Majestic(R) sales in the Americas have remained below last year's figures primarily due to recruiting challenges and consumer financing constraints. The sustained, strong U.S. economy makes recruiting much more difficult. As a result, not as many people enter the "Edge Success Program" (the "Edge") or open new offices. The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in cooperation with Eckerd College in Florida. The program addresses everything from in-home demonstration techniques to generation of sales leads, personnel recruiting, compliance matters, and other aspects of owning and operating a distributorship. Although the availability of consumer financing has diminished following the merger of Beneficial and Household Finance and Avco Financial Services, the two largest U.S. consumer credit companies, a new national financing deal has been instrumental in improving the closing rate of financed sales. As we continue to make progress with these issues we hope to continue the year-to-date upward trend of increasing monthly sales.

The decrease in the Western European year-to-date sales, when compared to the prior year, all occurred in the first quarter. In addition to the information provided in the second quarter comparison section above, Defender(R) sales, in the Western European area, also contributed to the unfavorable variance to prior year; this is largely attributable to a reduction in orders from France and Holland. Sales of the Defender(R) in France have decreased as their focus has been on Majestic(R) sales in an effort to grow their business. Holland orders are also down as they work to deplete their inventory of the old style of Defender(R).

The rationale regarding the Eastern Europe/Middle East sales increase is consistent with the information provided above in the Second Quarter of Fiscal 2000 Compared to the Second Quarter of Fiscal 1999 net product sales section.

FINANCING REVENUE-
Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States Subsidiaries. The decline in financing revenue is attributable to our decision in January 1998 to discontinue the financing of contracts to the end customers.

GROSS PROFIT- (Exclusive Of Finance Revenue)
     Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999
     -----------------------------------------------------------------------
The gross margin for the quarter ended March 31, 2000 was $4,013,300 or 41.6% of sales as compared to $3,071,600 or 32.3% of sales in 1999, an increase of $941,700. This increase in gross margin is largely attributed to a reduction in material and overhead costs of $841,600 and $34,300 respectively, and a favorable sale volume variance of $64,700 due to the increased quarter over quarter sales. Favorable material costs are principally the result of management's on-going focus to improve quality and reduce costs. The key areas in which material cost reductions have been obtained are filtration products and motors, two of the primary components of our products. Additionally, process improvements and operation efficiencies brought about by Total Quality Control procedures have reduced direct labor costs in our manufacturing plant.

     First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999
     ---------------------------------------------------------------------------
The gross margin for the six months ended March 31, 2000 was $7,392,100 or 40.8% of sales as compared to $5,687,200 or 30.4% of sales in 1999. This increase in the gross margin of $1,704,900 is principally attributed to a reduction in material costs of $1,736,800, resulting from management's on-going focus to improve quality and reduce costs. Since December 1998 we have driven down the cost of our motors and filters, two of the primary components of our products, reduced labor costs and implemented Total Quality Control procedures in our manufacturing plant. In addition, our parts specifications have been conveyed clearly to our suppliers who must meet our specifications. Vendor charge back has become the norm when parts fail our quality inspection. These are examples of where attention to cost and quality has directly resulted in improved gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE-
     Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999
     -----------------------------------------------------------------------
SG&A expenses for the quarter ended March 31, 2000 were $3,740,600 or 38.7% of sales as compared to $3,888,700 or 40.2% of sales for the same period in Fiscal 1999; this is a decrease of $148,100 or 1.5% of sales. The decrease in SG&A expenses is primarily attributable to lower commission expense of $236,800 due to sales mix and the restructuring of our AMS commission program and lower legal fees of $166,000. These reduced expenses were offset by increased rent for the new office facility and expenses related to the relocation, which were $160,100 for the current quarter. Benefit expenses were also $90,800 higher than the prior year, primarily due to a higher accrued profit sharing expense (an accrual was not recorded in the prior year due to financial results) and a Company match on 401(k) contributions which commenced October 1, 1999, offset by reduced restricted stock expense.

     First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999
     ---------------------------------------------------------------------------
SG&A expenses for the six months ended March 31, 2000 were $311,500 lower when compared to the six months ended March 31, 1999, $6,851,200 or 37.7% of sales versus $7,162,600 or 37.8%, respectively. This was primarily due to commission expense that was $355,600 lower than the prior year as a result of the reduced level of sales; reduced MIS equipment rental of $200,000; and reduced legal expense of $119,500. Sales meetings and career development expenses were also down $238,000 in total from the same period in the prior year due to rescheduling the European annual sales convention and lower Asian sales. These lower expenses were offset by increased employee and benefit expenses of $283,000, expenses related to the rent and relocation of the corporate offices of $171,600, and increased bad debt expense of $162,800 due to a favorable adjustment that was recorded to the bad debt reserve in the prior year.

IMPAIRMENT LOSS-
On January 12, 1999, we sold our Cleveland, Ohio facility and related land to Rose Management Company, a local real estate investment company, for $840,000. The net book value of the related land and building at the time of sale was $3,504,600. In December 1998, we recorded a non-cash impairment loss of $2,664,600 on the building to reflect the difference between the sales price and the net book value of the property.

INCOME TAXES-
The effective income tax rate for the three and six months ended March 31, 2000 is 6.3% and 3.6%, respectively. The effective rate is attributable to a provision for state taxes. The federal tax provision has been offset by the utilization of net operating loss carryforwards not previously recognized.

YEAR 2000
     General
     -------
Older computer software programs that use two digits rather than four digits to identify the year in a date field have been and continue to be a concern for year 2000. If not corrected, many computer applications may fail to treat dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This could potentially result in system failures or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

     Systems
     -------
Through the use of internal personnel and outside consultants, we performed a detailed review to assess the impact of the Year 2000 issue on our continuing operations and actively addressed each issue noted during our review. All non-compliant IT and non-IT hardware and software was remediated or replaced to meet Year 2000 compliance. Individual components, sub-systems, and systems were thoroughly tested before they were installed. In addition a full compliance test was completed in November 1999. Testing attempted to verify that all systems functioned correctly and extended to interfaces with key business partners. Additionally, our distribution network and our vendors were contacted to ensure their compliance with Year 2000 issues. No negative responses were received. Contingency plans were also developed. Approaches to reducing risks of interruption due to supplier failures included identification of alternate suppliers and utility providers, accumulation of inventory to assure production capability where warranted, and establishment of crisis teams to address unexpected problems. These activities were intended to provide a means of managing risk, but could not eliminate the potential for disruption due to third party failure. The inventory accumulation plan included a 60% increase in raw material safety stock and a buildup of extra finished goods.

     Risks
     -----
As of the date of this filing, we have not experienced any material business disruptions as a result of our internal IT and non-IT systems or applications, and have not experienced any problems with the IT and non-IT systems or applications of our third party vendors, service providers or distributor network. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, we will continue to monitor and work to remediate any issues that may arise. Although we expect not to be materially impacted, such future events cannot be known with certainty.

LIQUIDITY AND CAPITAL RESOURCES-
     Operating Activities
     --------------------
Cash flows from operating activities provided net cash of $140,700 for the six months ended March 31, 2000, principally due to cash inflows resulting from increases in accrued expenses and other liabilities of $207,200, non-cash adjustments of $642,700, primarily relating to depreciation and amortization, and net income of $561,400. These inflows of cash were offset by decreases of $152,700 and $142,200 in accounts payable and other operating activities, respectively and increased accounts receivable of $889,300.

Increased employee benefit accruals, primarily profit sharing, relocation and product liability expenses, account for the majority of the increase in accrued expenses and other liabilities. The increase in accounts receivable is largely attributed to increased sales volume in March 2000 when compared to the sales level in September 1999.

     Investing Activities
     --------------------
Capital expenditures of $477,600 represent the entire net cash used in investing activities for the six months ended March 31, 2000, the largest portion of which relates to leasehold improvements for our new manufacturing facility.

      Financing Activities
      --------------------
Net cash provided by financing activities consists of $1,925,900 related to the net proceeds from the sale of common stock, offset by payments of long-term debt in the amount of $41,900.

In November 1999, we announced that we expected to offer for sale up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. On March 1, 2000, we successfully completed this private offering, at $1.625 per share of Common Stock, generating approximately $2 million in additional capital. Individuals affiliated with HMI acquired approximately 71% of the Shares, which were purchased at a 35% premium over the market value. Net proceeds received from the sale of the shares will be used in the implementation of our strategic initiatives as described below.

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

Our plan is to use the proceeds from this offering and funds from operations and bank financing to implement our strategic plan. Even with the monies raised by the offering, there can be no assurance that cash generated from operations or other sources of financing will be available that will enable us to fully implement the strategic plan. In addition, there can be no assurance that our financial condition and results of operations will not be materially and adversely affected if we are unable to fully implement our strategic initiatives.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of March 31, 2000.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" regarding the Canadian and Americas ability to continue the positive sales trend, and "Year 2000" concerning the uncertainty of the impact of any future events and the impact of these events on our future operating results, financial condition and cash flows. Such forward-looking statements are subject to uncertainties such as anticipated sales trends and future Year 2000 issues. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

   10.00  Material Contracts            Finova Loan and Security Agreement
                                        Covenant Amendment Letter dated December
                                        17, 1999, incorporated by reference from Form 10-Q for the quarter ended December
                                        31, 1999.
   27.00  Financial Data Schedule

(b) REPORTS ON FORM 8-K

On January 14, 2000, we filed a Form 8-K with the Commission, announcing our approximated earnings for the first quarter ended December 31, 1999.

On February 4, 2000, we filed another Form 8-K with the Commission announcing the resignation of our Chief Financial Officer.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HMI Industries Inc.
                                       ------------------
                                          (Registrant)

Date:    May 17, 2000                   /s/ Julie A. McGraw
         -----------                   --------------------------------
                                       Julie A. McGraw
                                       Vice President - Chief Financial
                                       Officer