Form 10-Q
period 2000-06-30
HMI INDUSTRIES INC
filed 2000-08-10
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                                 -------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at July 19, 2000
     ------------------------------------   ----------------------------------
     Common stock, $1 par value per share                 6,630,625

================================================================================


INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................9
      Results of Operations.......................................................................................9
      Liquidity and Capital Resources-...........................................................................14
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.15
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................16

PART II.  OTHER INFORMATION......................................................................................16

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................16
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................16
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................16
   ITEM 5.  OTHER INFORMATION....................................................................................16
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................17
      (a) Index to Exhibits......................................................................................17
      (b) Reports on Form 8-K....................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                  JUNE 30,                 September 30,
                                                                    2000                        1999
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $      1,388,283            $       764,719
  Trade accounts receivable (net of allowance of $614,921
    and $691,205)                                                      3,128,134                  2,233,356
  Notes receivable (due within one year)                                 105,211                    105,211
  Inventories:
    Finished goods                                                     2,024,201                  1,697,577
    Work-in-progress, raw material and supplies                        1,099,013                  1,136,980
  Deferred income taxes                                                1,672,126                  1,458,480
  Prepaid expenses                                                       207,454                    177,199
  Other current assets                                                    43,392                     46,471
------------------------------------------------------------------------------------------------------------
      Total current assets                                             9,667,814                  7,619,993
------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                     1,450,823                  1,005,848
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term notes receivable (less amounts due within one year)           61,373                    140,281
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,186,270 and $3,002,144)                 6,031,113                  6,218,464
  Deferred income taxes                                                1,924,541                  2,138,187
  Unamortized trademarks                                                 303,266                    260,832
  Other                                                                  354,502                     81,496
------------------------------------------------------------------------------------------------------------
      Total other assets                                               8,674,795                  8,839,260
------------------------------------------------------------------------------------------------------------
      Total assets                                              $     19,793,432           $     17,465,101
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                        $      2,194,968           $      2,887,198
  Income taxes payable                                                   943,682                  1,015,730
  Accrued expenses and other liabilities                               2,805,414                  3,062,879
  Long-term debt due within one year                                      16,484                     41,929
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                         5,960,548                  7,007,736
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                       75,636                          -
  Other                                                                        -                    131,156
------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                         75,636                    131,156
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                       -                          -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued, 6,622,625 shares                                           6,622,625                  5,368,556
  Capital in excess of par value                                       8,172,141                  7,561,586
  Unearned compensation, net                                               7,091                   (96,515)
  Retained deficit                                                     (172,180)                (1,512,922)
  Other comprehensive loss (Note 7)                                    (872,429)                  (868,197)
------------------------------------------------------------------------------------------------------------
                                                                      13,757,248                 10,452,508
  Less treasury stock -0- and 32,233 shares, respectively,
   at cost                                                                     -                    126,299
------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      13,757,248                 10,326,209
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity               $      19,793,432           $     17,465,101
============================================================================================================

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                         For the three months ended June 30,     For the nine months ended June 30,
                                               2000                 1999               2000                 1999
---------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                        $   8,312,578        $  8,710,672       $  26,447,264       $  27,402,275
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                        5,019,300           5,696,620          15,761,899          18,701,015
  Selling, general and administrative
   expenses                                    2,997,770           3,403,937           9,848,924          10,566,545
  Interest expense                                15,855              12,933              34,468              57,509
  Impairment loss (Note 8)                             -                   -                   -           2,664,574
  Other (income) expenses                        (74,653)            (41,004)           (134,769)           (190,537)
---------------------------------------------------------------------------------------------------------------------
    Total expenses                             7,958,272           9,072,486          25,510,522          31,799,106
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                354,306            (361,814)            936,742          (4,396,831)
Provision for income taxes                             -              19,000              21,000              58,000
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS                                     354,306            (380,814)            915,742          (4,454,831)
---------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposal of Bliss
  Manufacturing (net of taxes of $-0-)           425,000                  -              425,000            (375,000)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                            $   779,306        $   (380,814)      $   1,340,742       $  (4,829,831)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                        6,615,012           5,317,012           5,936,133           5,240,501
  Diluted                                      6,627,390           5,317,012           5,944,350           5,240,501
=====================================================================================================================

BASIC PER SHARE OF COMMON STOCK (NOTE 6):
  Income (loss) before discontinued
   operations                                $     0.054        $     (0.072)      $       0.154       $      (0.850)
  Gain (loss) on disposals                   $     0.064        $          -       $       0.072       $      (0.072)
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)                          $     0.118        $     (0.072)      $       0.226       $      (0.922)
=====================================================================================================================
DILUTED PER SHARE OF COMMON STOCK
 (NOTE 6):
  Income (loss) before discontinued
    operations                               $     0.053        $     (0.072)      $       0.154       $      (0.850)
  Gain (loss) on disposals
                                             $     0.064        $          -       $       0.071       $      (0.072)
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)
                                             $     0.117        $     (0.072)      $       0.225       $      (0.922)
=====================================================================================================================
CASH DIVIDENDS PER COMMON SHARE              $         -        $          -       $           -       $           -
=====================================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)


                                                               For the nine months ended June 30,
                                                                      2000           1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 1,340,742    $(4,829,831)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                                     593,626        655,099
    Impairment of asset                                                    --      2,664,574
    Provision for loss on sale/disposal of assets                      11,952         47,331
    (Gain) loss on disposal of discontinued operation                (425,000)       375,000
    Treasury/common shares issued, net of unearned
      compensation                                                    168,609        534,230
    Provision for losses on receivables                                48,224             --
    Deferred income taxes                                                  --           (500)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in receivables                               (864,094)     1,697,441
    (Increase) decrease in inventories                               (288,657)     1,203,066
    (Increase) decrease in prepaid expenses                           (30,255)       212,584
    Decrease (increase) in other current assets                         3,079        (66,758)
    Decrease in accounts payable                                     (692,230)    (2,356,482)
    Increase (decrease) in accrued expenses and
     other liabilities                                                 36,379       (574,141)
    Decrease in income taxes payable                                  (72,048)      (148,217)
    Other, net                                                       (346,724)       251,360
-------------------------------------------------------------------------------------------------
            Net cash used in operating activities                    (516,397)      (335,244)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of assets                                       --        792,670
    Capital expenditures                                             (739,400)       (41,744)
-------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities      (739,400)       750,926
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                      1,925,944             --
    Net repayments under credit facility                                   --       (357,864)
    Payment of long term debt                                         (46,583)       (90,692)
-------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities     1,879,361       (448,556)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash                              623,564        (32,874)
equivalents
Cash and cash equivalents, beginning of period                        764,719         51,365
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $ 1,388,283    $    18,491
=================================================================================================


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

     2. RECLASSIFICATION

Certain amounts in the 1999 consolidated condensed financial statements have been reclassified to conform to the 2000 presentation.

     3. PREPAID ADVERTISING

We expense the production costs of advertising, the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement will be amortized over a twelve-month period following the first introduction of the advertisement into our Americas sales division, which is anticipated in the fall of 2000.

At June 30, 2000, $164,600 of advertising was reported as assets.

     4. DISCONTINUED OPERATIONS

On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425,000 for future environmental damage expenditures pursuant to section 8.5 of this Purchase Agreement. The accrual was established based on an independent third party assessment of the costs associated with remediation efforts.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. Therefore, in June 2000, the $425,000 reserve recorded in accordance with the Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Condensed Statement of Income.

     5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transaction has been treated as a non-cash item for purposes of the Consolidated Condensed Statements of Cash Flow. During the second quarter of fiscal 2000, by entering into three capital leases totaling $96,800, we incurred debt in exchange for assets. The assets consist of racking and compactors for our Strongsville, Ohio manufacturing facility.

     6. EARNINGS PER SHARE

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):


                                                         Nine Months Ended June 30,
                                                        ----------------------------
                                                      2000                          1999
                                          -------------------------       --------------------------
                                                            Per                            Per
                                                           Share                           Share
                                           Shares          Amount          Shares          Amount
                                          ----------      ----------      ---------      -----------
Basic EPS                                     5,936    $      0.226          5,240    $     (0.922)
  Effect of dilutive stock options                8    $    (0.001)              -    $           -
                                          ----------      ----------      ---------      -----------
Diluted EPS                                   5,944    $      0.225          5,240    $     (0.922)
                                          ==========      ==========      =========      ===========

                                                        Three Months Ended June 30,
                                                        ----------------------------
                                                      2000                          1999
                                          -------------------------       --------------------------
                                                             Per                            Per
                                                            Share                           Share
                                            Shares          Amount          Shares          Amount
                                          ----------      ----------      ---------      -----------
Basic EPS                                     6,615    $      0.118          5,317    $     (0.072)
  Effect of dilutive stock options               12    $    (0.001)              -    $           -
                                          ----------      ----------      ---------      -----------
Diluted EPS                                   6,627    $      0.117          5,317    $     (0.072)
                                          ==========      ==========      =========      ===========


As of June 30, 2000, 421,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The exercise prices of these options range from $1.50 to $11.63 per share and expire between the period January 2, 2001 and February 18, 2004.

In August 2000, management anticipates the allocation of 215,000 stock options at an exercise price of $1.0625. The majority of these options would vest immediately and would have an expiration date of March 8, 2005. Mr. James R. Malone, our Chairman and Chief Executive

Officer, had been authorized by our Board of Directors to designate key employees to participate in an equity pool created as part of our private stock offering, which was completed March 1, 2000. All 215,000 options would have been dilutive at June 30, 2000, as their exercise price was lower than the average market price of the common shares for the quarter ending June 30, 2000. However, these options would have had a zero dollar impact on the dilutive per share of common stock calculation for the three and nine months ended June 30, 2000.

The denominators for calculating our basic and diluted earnings per share were identical as of June 30, 1999 as the outstanding options were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for this period.

     7. COMPREHENSIVE INCOME/LOSS

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $770,800 and $1,336,500 for the three and nine months ended June 30, 2000, respectively and comprehensive loss of $365,100 and $4,794,100 for the corresponding periods ending June 30, 1999.

     8. PROPERTY, PLANT AND EQUIPMENT

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

     9. CREDIT FACILITY AND LONG-TERM DEBT

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of June 30, 2000.

During the quarter ended March 31, 2000, we entered into capital leases totaling $96,800. These leases, with a term of 60 months, require monthly payments, principal and interest, of $2,000. The nominal annual interest rates on these leases range from 2.62% to 12.0%, compounding monthly.

     10. ACCRUED EXPENSES AND OTHER LIABILITIES

In June 2000, an adjustment was made to a certain distributor development program accrual. This adjustment was based on the results of an actuarial study and resulted in a credit to income of $331,500. The actuarial study was commissioned in an attempt to better refine the existing calculation and to provide the credibility of a third party verification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET PRODUCT SALES-

     THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999
Net product sales of $8,312,600 for the quarter ended June 30, 2000, decreased by $398,100 or 4.6% as compared to $8,710,700 for the same quarter in fiscal 1999. The decrease in sales is primarily related to the decline in sales in Asia and Canada of $578,100 and $341,600, respectively, offset by increases in the Americas, Eastern Europe/Middle East, and Western Europe of $320,800, $105,700, and $88,000, respectively.

The unfavorable sales in both Asia and Canada are driven primarily by a decrease in Majestic(R) sales. The Asian decrease is largely due to the reorganization of the territories within the Japanese distribution network by the Japanese importer. A strategy is being finalized with the assistance of an outside consultant and we are hopeful that this strategy, once implemented, will return this market to at least its historical sales levels. The Canadian decrease is largely due to the recent consolidation of consumer credit lenders (similar to the situation experienced in the U.S. market in fiscal 1999). To assist with this situation, our financing consultant is working with the Canadian importer to obtain a national financing plan similar to the one obtained in the U.S. in the fourth quarter of fiscal 1999.

The growth in the Americas is primarily the result of increased Defender(R) volume which is largely attributable to the marketing of our products (the Majestic(R) and Defender(R)) as a side-by-side system (IAQS - Indoor Air Quality System) rather than as "stand-alone" products. Defender(R) unit sales as a percentage of Majestic(R) unit sales have risen from 58% in fiscal 1998, to 72% and 85% for fiscal 1999 and the nine months ended June 30, 2000, respectively.

The Eastern European/Middle Eastern increase is due to increased sales from Turkey and Norway. In fiscal 2000, these importers have increased their volume enough to be able to place container-sized orders directly from HMI. As such, they are no longer purchasing product from our Holland importer, as was done in fiscal 1999.

The increase in Western Europe is largely due to higher Majestic(R) sales to Portugal of approximately $517,500. Portugal has continued to purchase product at the fiscal 2000 year-to-date average, whereas in 1999 they reduced their orders during the third quarter to lower their inventory levels in anticipation of lower sales during the summer months. Offsetting this increase is decreased Defender(R) volume of $106,200. This is a result of decreased sales to our Holland importer due to the fact that Norway is now ordering directly from HMI and a drastic decline in the growth in Slovenian sales due to the economic crisis in that region. In fiscal 1999 Norway and Slovenia comprised approximately 73% of our Holland importer's Defender(R) sales.

     FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL
     1999

Net product sales for the nine months ended June 30, 2000, were $26,447,300. This represents a decrease of $955,000 or 3.5% when compared to $27,402,300 of product sales for the nine months ended June 30, 1999. This decline is primarily the result of decreased Majestic(R) sales in Asia of $1,368,400 coupled with overall sales declines in Western Europe, Canada, and the Americas of $460,800, $245,900, $195,600, respectively. Offsetting these decreases is an overall sales increase in Eastern Europe/Middle East of $1,205,600.

The rationale for the above variances pertaining to Asia, Canada, and Eastern Europe/Middle East is primarily the same as those discussed in the third quarter of fiscal 2000 compared to third quarter of fiscal 1999 discussions above.

The decline in the Americas division is related to year-to-date Majestic(R) sales, which were $363,400 lower than the prior year. This decrease was offset by a $184,300 increase in Defender(R) sales (see Quarter Vs. Prior Year discussion regarding Defender(R) sales growth). Approximately 95% of the Americas unfavorable Majestic(R) sales variance occurred during the first quarter of fiscal 2000. This is attributable to the fact that Majestic(R) sales in the Americas have remained below last year's figures primarily due to recruiting challenges and consumer financing constraints. The sustained, strong U.S. economy makes recruiting much more difficult. As a result, not as many people enter the "Edge Success Program" (the "Edge") or open new offices. The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in cooperation with Eckerd College in Florida. The program addresses everything from in-home demonstration techniques to generation of sales leads, personnel recruiting, compliance matters, and other aspects of owning and operating a distributorship. Although the availability of consumer financing has diminished following the merger of Beneficial and Household Finance and Avco Financial Services, the two largest U.S. consumer credit companies, a new national financing deal has been instrumental in improving the closing rate of financed sales. As we continue to make progress with these issues, we hope to continue the upward trend of increasing monthly sales.

The decrease in Western European sales from fiscal 1999 is largely due to decreased Defender(R) volume. This is a result of decreased sales to our Holland importer due to the fact that Norway is now ordering directly from HMI and a drastic decline in the growth in Slovenian sales due to the economic crisis in that region. In fiscal 1999 Norway and Slovenia comprised approximately 73% of our Holland importer's Defender(R) sales.

FINANCING REVENUE-

Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States Subsidiaries. It was decided in January 1998 to discontinue the financing of contracts to the end customers. Any remaining monies received relating to this business are recorded in the other income/expense line of our Consolidated Condensed Financial Statements. Therefore, finance revenue of $91,600 and $355,600 for the three and nine months ended June 30, 1999, respectively, has been reclassified to conform to the 2000 presentation.

GROSS PROFIT-

     THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

The gross margin for the quarter ended June 30, 2000, was $3,293,300 or 39.6% of sales as compared to $3,014,100 or 34.6% of sales in 1999, an increase of $279,200. This increase in gross margin is largely attributed to a reduction in material and overhead costs of $465,400 and $13,200, respectively, as well as an unfavorable sales volume variance of $199,300 due to the decreased quarter over quarter sales. Favorable material costs are principally the result of management's on-going focus to improve quality and reduce costs. The key areas in which material cost reductions have been obtained are filtration products and motors, two of the primary components of our products. Additionally, process improvements and operation efficiencies brought about by Total Quality Control procedures have reduced direct labor costs in our manufacturing plant.

Reduced LIFO and obsolescence expenses have also had a favorable impact on material costs. The LIFO reserve has been reduced by $51,000 as a result of the decline in raw material inventories from the prior year and inventory obsolescence has been reduced due to the sale of approximately $47,500 of product previously reserved as obsolete.

     FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL
     1999

The gross margin for the nine months ended June 30, 2000, was $10,685,400 or 40.4% of sales as compared to $8,701,300 or 31.8% of sales in 1999. This increase in the gross margin of $1,984,100 is principally attributed to a reduction in material and overhead costs of $2,198,000 and $236,100, respectively, resulting from the aforementioned focus to improve quality and reduce costs. The lower year-to-date sales volume negatively impacted the gross margin by $449,100. Since December 1998 we have driven down the cost of our motors and filters, two of the primary components of our products, reduced labor costs and implemented Total Quality Control procedures in our manufacturing plant. In addition, our parts specifications have been conveyed clearly to our suppliers who must meet our specifications. Vendor charge backs have become the norm when parts fail our quality inspection. These are examples of where attention to cost and quality has directly resulted in improved gross margins.

Material costs have also been favorably impacted by LIFO and obsolescence expenses. The LIFO reserve has been reduced by $123,400 as a result of the decline in raw material inventories from the prior year. Inventory obsolescence has been reduced $435,900 due to a large adjustment recorded in the prior year for motors and product changes, as well as better purchasing and inventory controls in the current year.

SELLING, GENERAL, AND ADMINISTRATIVE-

     THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

SG&A expenses for the quarter ended June 30, 2000, were $2,997,800 or 36.1% of sales as compared to $3,403,900 or 39.1% of sales for the same period in fiscal 1999, representing a decrease of $406,200. The decrease in SG&A expenses from the prior year is primarily attributable to an adjustment made to the accrued liability and related expense for a certain distributor development program. This adjustment was based on the results of an actuarial study and resulted in a non-cash credit to income of $331,500. The actuarial study was commissioned in an attempt to better refine the existing calculation and to provide the credibility of a third party verification. The decrease is also due to lower commission expense of $218,800 as a result of lower current quarter sales. Increased benefits expenses of $145,200 partially offset these reductions from the prior year. The increase in benefit expenses is primarily due to accrued profit sharing expense (an accrual was not recorded in the prior year due to financial results) and a company match on 401(k) contributions which commenced October 1, 1999.

     FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL
     1999

SG&A expenses for the nine months ended June 30, 2000 were $9,848,900 or 37.2% of sales as compared to $10,566,500 or 38.6% of sales for the period ended June 30, 1999, representing a decrease of $717,600. This is primarily due to the aforementioned distributor development program adjustment of $331,500, as well as decreased commission expense of $574,600 resulting from the reduced level of sales. Additionally, sales convention and career development expenses were down $328,300 from the same period in the prior year due to the rescheduling of the European annual sales convention and lower Asian sales. These lower expenses were offset by increased benefits expenses of $467,800 (see above explanation) and increased bad debt expense of $175,300 due to a favorable adjustment that was recorded to the bad debt reserve in the prior year.

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

GAIN ON DISPOSAL-

On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425,000 for future environmental damage expenditures pursuant to section 8.5 of this Purchase Agreement. The accrual was established based on an independent third party assessment of the costs associated with remediation efforts.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. Therefore in June 2000 the $425,000 reserve, recorded in accordance with the Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Condensed Statement of Income.

INCOME TAXES-

The effective income tax rate for the nine months ended June 30, 2000 is 2.2%. The effective rate is attributable to a provision for state taxes. The federal tax provision has been offset by the utilization of net operating loss carryforwards not previously recognized.

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

LIQUIDITY AND CAPITAL RESOURCES-

     OPERATING ACTIVITIES

Cash flows from operating activities utilized net cash of $516,400 for the nine months ended June 30, 2000, principally due to cash inflows resulting from non-cash adjustments of $397,400 and net income of $1,340,700. These inflows of cash were offset by decreases of $692,200 and $346,700 in accounts payable and other operating activities, respectively and increased accounts receivable and inventories of $864,100 and $288,700, respectively.

Non-cash adjustments consist primarily of depreciation and amortization, treasury/common shares issued, and gain on the disposal of assets related to the Bliss Manufacturing sale.

Cash disbursements for the quarter ended June 30, 2000 were approximately $550,000 greater than purchases recorded for the same time period thus resulting in a decreased accounts payable balance. This decrease was partially a result of the $287,000 decrease in raw material purchases due to the decreased sales volume in the third quarter of fiscal 2000. Cash inflows from other operating activities consist primarily of direct-response advertising costs incurred in connection with a Filter Queen television spot.

The increase in accounts receivable is primarily the result of two large international customers having decided to forego their prepaid discounts in favor of their "net 30" terms due to the status of the Euro and other cash related issues. Increases in finished goods inventory primarily drove the increase in total inventories. Finished goods inventory has been increased to provide a level of "safety stock" that allows for flexibility in quickly responding to unforecasted demand for the various SKU's. Also effecting the inventory increase were third quarter fiscal 2000 adjustments for obsolescence, and LIFO, as well as the lower than expected June 2000 sales volume.

     INVESTING ACTIVITIES

Capital expenditures of $739,400 represent the entire net cash used in investing activities for the nine months ended June 30, 2000, the largest portion of which relates to leasehold improvements for our new manufacturing facility.

      FINANCING ACTIVITIES

Net cash provided by financing activities consists of $1,925,900 related to the net proceeds from the sale of common stock, offset by payments of long-term debt in the amount of $46,600.

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

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. There were no covenant violations under the credit facility agreement as of June 30, 2000.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" regarding the return of the Japanese market to its historical sales levels and Americas ability to continue the upward sales trend, and "Year 2000" concerning the uncertainty of the impact of any future events and the impact of these events on our future operating results, financial condition and cash flows. Such forward-looking statements are subject to uncertainties such as anticipated sales trends and future Year 2000 issues. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

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

   10.02          Material Contracts                        Bliss Stock Purchase Agreement,
                                                            incorporated by reference from
                                                            Form 10-K/A3 for the year
                                                            ended September 30, 1997.

   10.02          Material Contracts                        Bliss Stock Purchase Agreement Settlement
                                                            Letter, incorporated by
                                                            referenced from Form 10-Q for
                                                            the quarter ended March 31,
                                                            1999.

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

                                             HMI Industries Inc.
                                             ------------------
                                                (Registrant)

Date:    August 10, 2000                      /s/ Julie A. McGraw
         ---------------                     ------------------------
                                             Julie A. McGraw
                                             Vice President - Chief Financial
                                             Officer