Form 10-K
period 2000-09-30
HMI INDUSTRIES INC
filed 2000-12-22
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 36-1202810
   -------------------------------          ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   Incorporation or organization)

 6000 Lombardo Center, Suite 500, Seven Hills, Ohio               44131
      ---------------------------------------------     -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the NASDAQ Stock Exchange on October 31, 2000 was approximately $2,712,400.

             Class                               Outstanding at October 31, 2000
------------------------------------             -------------------------------
Common stock, $1 par value per share                        6,666,731

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 2000 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on pages 50-51.

                                        This report consists of 52 pages.

================================================================================

TABLE OF CONTENTS
-----------------

PART I...................................................................................................2

   ITEM 1.  BUSINESS.....................................................................................2
   ITEM 2.  PROPERTIES...................................................................................9
   ITEM 3.  LEGAL PROCEEDINGS............................................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................9

PART II.................................................................................................10

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................10
   ITEM 6.  SELECTED FINANCIAL DATA.....................................................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......13
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................22
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................22
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........22

PART III................................................................................................22

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................22
   ITEM 11. EXECUTIVE COMPENSATION......................................................................22
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................22
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................22

PART IV.................................................................................................23

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................23

SIGNATURES..............................................................................................24


INDEX TO FINANCIAL STATEMENTS...........................................................................25


INDEX TO EXHIBITS.......................................................................................50

PART I.
(DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Our Company, HMI Industries Inc., is a worldwide, direct selling company engaged in the manufacture and sale of high filtration portable surface cleaners, portable room air cleaners and central vacuum cleaning systems. Our high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R) and Defender(R) (portable room air cleaner only) and our central vacuum cleaning system is sold under the trade names Vacu-Queen(R) and Majestic II(R).

Although we were known as Health-Mor Inc. until 1995, when our name was changed to HMI Industries Inc., we continue to distribute our products under the Health-Mor brand name. HMI was reorganized in 1968 in Delaware, succeeding an Illinois corporation formed originally in 1928. In order to more fully automate our assembly and distribution, in January 2000 we moved all production areas to a newer and more efficient facility, in Strongsville, Ohio. Also in January 2000, our sales, marketing and executive personnel relocated to our new corporate world headquarters at 6000 Lombardo Center, Seven Hills, Ohio.

     DISCONTINUED OPERATIONS

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

We discontinued selling the Optima(R) portable canister vacuum and the Princess 2000(R) upright vacuum cleaner in 1997, and discontinued the Elektrapure(R) portable canister vacuum product in 1998. Sale of the SuperNaturals(R) brand of cleaning products was ended in 1997, and the Home Impressions product lines were discontinued in 1997, with the exception of the Vacu-Queen(R) central vacuum cleaning system.

In 1998, our financing subsidiaries, Health-Mor Acceptance Corporation (incorporated in Delaware), HMI Acceptance Corporation (organized in Ontario, Canada) and Health-Mor Acceptance PTY Ltd. (organized in Sydney, Australia), discontinued the financing of contracts to end customers.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Our continuing operations consist of a single operating segment. See Note 11 of the Notes to the Consolidated Financial Statements found on page 45 for further information.

NARRATIVE DESCRIPTION OF BUSINESS
Consumers have become increasingly aware of the potential health concerns posed by indoor air quality. We regard ourself as a leader in the management of indoor air quality by offering a complete solution that keeps indoor air cleaner and safer to breathe. We believe that people with and without respiratory problems will notice the benefits of cleaner indoor air that can be derived from using our products.

According to the U.S. Environmental Protection Agency, most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. The Centers for Disease Control and Prevention have reported that the estimated number of asthma sufferers has risen from 6.7 million in 1980 to 13.8 million in 1994, and the American Lung Association has reported a 61 percent increase in asthma prevalence between 1982 and 1994. Among chronic illnesses in children, asthma is the most common. Approximately 33 percent of asthma patients are under the age of 18. According to the American Lung Association, more than 5,600 people die of asthma in the U.S. annually. This represents a 45.3 percent increase in asthma related mortality between 1985 and 1995. The American Lung Association has also stated that controlling the home environment is a very important part of asthma and allergy care.

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

Filter Queen uses a patented multifiltration system consisting of Cellupure(R), MEDIPure(R), and Enviropure(R) filter cones and cartridges. The Filter Queen Indoor Air Quality System(TM) is designed and proven to remove airborne particles and allergens such as dust, smoke, pollen, mold spores, animal dander, dust mites and harmful fibers that may lead to allergic reactions. Independent tests confirm that the Filter Queen Indoor Air Quality System(TM), when used with the above named filters and cartridges, removes 99.98% of particles at .01 micron, that is better than HEPA (high efficiency particulate arrestance technologies), the industry standard.

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

We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner compared with all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a five-year period from the date of purchase and offer a warranty for the life of the vacuum for the replacement of the surface cleaner's motor at a price not to exceed $99 USD. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our distribution system consists of approximately 350 distributors and importers who sell our products. Our independent authorized distributors and importers sell our products in more than 40 countries worldwide.

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

While we have not marketed or advertised our products directly to consumers, we have recently started to promote brand awareness to consumers through print ads, radio, television and the Internet. Although difficult to measure, we have seen an increase in Internet inquiries, and telephone calls due in large part to our brand awareness campaign. All inquiries are sorted by zip code and forwarded to the appropriate Distributor for action.

In addition to direct advertising, we are able to market our products by radio endorsements we earned from Olympic Gold Medal swimmer and world record holder Tom Dolan. Mr. Dolan, who repeated his gold medal performance at the 2000 Olympic Games held in Sydney, Australia, suffers from severe allergies and asthma and uses the Filter Queen Indoor Air Quality System(TM) as part of a strategy to improve his indoor air environment and to reduce his incidents of allergy and asthma attacks. In addition, we have teamed up with the National Trust for Historic Preservation by exclusively supplying our high filtration portable surface cleaner to 19 homes of national historic significance under the National Trust's care. Under the agreement with the National Trust, we are permitted to advertise and promote the National Trust's choice of the Filter Queen(R) to take care of damaging dust and dirt in some of America's most nationally significant homes, including James Madison's Montpelier in Virginia, Frank Lloyd Wright's home and studio in Oak Park and the Robie House, Cliveden in Philadelphia, Lyndhurst in Tarrytown, New York and Woodrow Wilson's home in Washington, D.C.

     RAW MATERIAL

We assemble finished parts purchased from various suppliers. The raw materials used by our manufacturing operations are purchased from a number of suppliers, and substantially all such materials are readily available.

     PATENTS AND TRADEMARKS

We have numerous United States and foreign patents, patent and trademark applications, registered trademarks and trade names that are used in our business. We generally own the trademarks under which our products are marketed and have registered our trademarks and will continue to register and protect them as they are developed or acquired. We also believe that certain of the trademarks and trade names are of material importance to the businesses/products to which they relate and may be of material importance to our company as a whole. Although protection of our patents and related technologies are important components of our business strategy, none of the individual patents is believed to be material to our company. The remaining duration of the patents and trademarks varies.

     SEASONALITY

Our business is typically not seasonal.

     MAJOR CUSTOMERS AND DEPENDENCE ON INDEPENDENT DISTRIBUTORS

Sales of our products to three of our international importers accounted for 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000, and 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. In fiscal year 1998, two international importers accounted for 20.7% and 10.3% of total HMI product sales. The loss of any significant portion of our sales from these importers, although believed by HMI management to be unlikely, would have a material adverse impact on our sales and earnings.

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

     BACKLOG

We operate monthly with a minimal backlog (backlog at September 30, 2000 and 1999 was $19 and $40, respectively).

     COMPETITION

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

     RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. During 1998, insignificant monies were expended on research and development activities. In fiscal year 2000 and 1999, we invested $643 and $290, respectively, in new product development. We anticipate expending less money on the development of new products in fiscal year 2001, than that expended in fiscal 2000.

     ENVIRONMENTAL

To our knowledge, we are in compliance with all applicable Federal, State and local laws relating to the protection of the environment.

While we anticipate no current expenses for environmental issues, there can be no assurance that we will not receive claims for environmental conditions in the future, nor any assurance that any such claims, if received, would not have a material adverse impact on our financial condition and results of operations.

     EMPLOYEES

We employed 113 full-time and 3 part-time employees at September 30, 2000. We consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Prior to March 1998, one of our major foreign operations had been located in Canada. As of March 1998, we began selling into Canada through one importer and all sales previously made by our Canadian operation were ceased. Canadian sales for the fiscal year ended September 30, 1998 were not considered export sales. Identifiable revenues of Canadian operations for the year ended September 30, 1998 were $2,219. For the fiscal years subsequent to September 30, 1998, we considered Canadian sales to be export sales.

Sales to international customers represent 64.4%, 67.0% and 60.9% of net product sales for the years ending September 30, 2000, 1999 and 1998, respectively.

     EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME                   AGE                        POSITION AND TERMS OF SERVICE AS OFFICER
----------------------------    --------    ----------------------------------------------------------------------------
James R. Malone                 57          Chairman and Chief Executive Officer(1)
Carl H. Young III               59          President, Chief Operating Officer and General Counsel(2)
Joseph Najm                     42          Vice President-Operations(3)
Julie A. McGraw                 36          Vice President, Chief Financial Officer, Treasurer, Corporate Controller,
                                            Chief Accounting Officer and Assistant Secretary(4)

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

(3) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

(4) Ms. McGraw was elected Chief Financial Officer and Treasurer in March 2000, Vice President in February 1999 and Corporate Controller in March 1998. She served as Assistant Corporate Controller from July 1996 until March 1998. From 1994 until July 1996 she was Manager of Corporate Accounting with Moen Inc., a faucet manufacturer.

ITEM 2. PROPERTIES

The following table sets forth the location, character and size (in square feet) of the real estate we used in our operations at September 30, 2000:

Location                           Character                       Square Feet
---------------------------   -----------------------------      ---------------

  United States of America
  Strongsville, Ohio          Leased office, manufacturing
                               and warehouse space                   72,991

  Seven Hills, Ohio           Leased office space                    15,706

  Naples, Florida             Leased office space                     2,452


ITEM 3.  LEGAL PROCEEDINGS
Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2000 and 1999 were accruals of $177 and $391, respectively, relating to various claims.

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

As of September 30, 2000, there were approximately 241 stockholders of record.

A summary of the dividends declared and the quarterly high and low sales price of our common stock on the OTC Bulletin Board and Stock Exchange for the years ended September 30, 2000 and 1999, are as follows:

2000
                         High                  Low              Dividend
                     --------------       --------------       -------------
        1st Quarter      1 3/4                  1/2               $ .0000
        2nd Quarter      1 5/8                  15/16             $ .0000
        3rd Quarter      1 9/16               1 1/16              $ .0000
        4th Quarter      1 1/2                1                   $ .0000

1999
                         High                  Low              Dividend
                     ------------         ---------------      --------------
        1st Quarter      1 3/4                1                   $ .0000
        2nd Quarter      1 3/4                1 1/4               $ .0000
        3rd Quarter      2 1/4                1 11/32             $ .0000
        4th Quarter      2                    1 1/4               $ .0000

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. No dividends were declared in 2000 or 1999 as the credit agreement with our lender presently prohibits us from declaring or paying any dividends.

In November 1999, we announced that we expected to offer for sale up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. On March 1, 2000, we successfully completed this private offering, at $1.625 per share of Common Stock, generating approximately $2 million in additional capital. Individuals affiliated with HMI acquired approximately 71% of the Shares, which were purchased at a 35% premium over the market value. Net proceeds received from the sale of the shares will be used for general business purposes and in the implementation of our strategic initiatives as described below.

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

ITEM 6.  SELECTED FINANCIAL DATA
In thousands except per share amounts and ratios

                                                2000          1999           1998           1997            1996
                                              --------      --------       --------       ---------      ----------
Net Revenue From Continuing Operations        $ 34,621      $ 36,927       $ 38,748       $  49,878       $  58,821
Cost of Product Sold and SG&A Expenses        $ 33,515      $ 38,447       $ 48,203       $  68,603       $  63,882
Impairment loss                               $    ---      $  2,665       $    ---       $     ---       $     ---
Other Income (Expense), net                   $      6      $     60       $ (1,335)      $  (2,038)      $  (3,544)
Income (loss) Before Discontinued
  Operations and Taxes                        $  1,112      $ (4,125)      $(10,790)      $ (20,763)      $  (8,606)
Income (loss) Margin Before
  Discontinued Operations and Taxes                3.2%        (11.0%)        (27.6%)         (41.1%)         (14.5%)
Income Tax (Benefit) Expense                  $   (353)     $    116       $ (2,217)      $  (7,286)      $  (2,838)
Income Tax Rate                                  (31.7%)        (2.8%)         20.5%           35.1%           33.0%
Income (loss) Before Discontinued
  Operations                                  $  1,465      $ (4,241)      $ (8,573)      $ (13,477)      $  (5,767)
Income (loss) Margin Before
  Discontinued Operations                          4.2%        (11.4%)        (21.9%)         (26.7%)          (9.7%)
Income (loss) From Discontinued
  Operations                                  $    ---      $    ---       $    441       $   2,347       $  (1,966)
Gain (loss) on Disposal                       $    425      $   (375)      $  7,157       $  (5,520)      $  (2,281)
Net Income (loss)                             $  1,890      $ (4,616)      $   (975)      $ (16,650)      $ (10,014)
Net Income (loss) Margin                           5.5%        (12.4%)         (2.5%)         (33.0%)         (16.8%)

Per Share Data - Basic:
Income (loss) Before Discontinued
  Operations                                  $   0.24      $  (0.81)      $  (1.66)      $   (2.72)      $   (1.18)
Income (loss) From Discontinued
  Operations                                  $    ---      $    ---       $    .09       $     .47       $    (.40)
Gain (loss) on Disposals                      $   0.07      $  (0.07)      $   1.38       $   (1.11)      $   (0.46)
Net Income (loss)                             $   0.31      $  (0.88)      $  (0.19)      $   (3.36)      $   (2.04)
Cash Dividends                                $    ---      $    ---       $    ---       $     ---       $    .263
Weighted Average Number of Common
  Shares Outstanding                             6,113         5,263          5,170           4,956           4,912

Per Share Data - Diluted:
Income (loss) Before Discontinued
  Operations                                  $   0.24      $  (0.81)      $  (1.66)      $   (2.72)      $   (1.18)
Income (loss) From Discontinued
  Operations                                  $    ---      $    ---       $    .09       $     .47       $    (.40)
Gain (loss) on Disposals                      $   0.07      $  (0.07)      $   1.38       $   (1.11)      $   (0.46)
Net Income (loss)                             $   0.31      $  (0.88)      $  (0.19)      $   (3.36)      $   (2.04)
Cash Dividends                                $    ---      $    ---       $    ---       $     ---       $    .263
Weighted Average Number of Common
  Shares Outstanding                             6,140         5,263          5,170           4,956           4,912

Total Assets                                  $ 20,843      $ 17,465       $ 24,409       $  54,590       $  92,511
Long-Term Debt                                $     71      $    ---       $     42       $     763       $  22,335
Stockholders' Equity                          $ 14,394      $ 10,326       $ 14,099       $  14,552       $  30,883
Working Capital                               $  3,913      $    612       $    (18)      $   2,680       $  24,982

Ratio of Current Assets to Current
  Liabilities                                     1.61          1.09           1.00            1.07            1.77
Percent of Earnings on Average
  Stockholders' Equity                            15.3%        (37.8%)        (6.80%)         (73.3%)         (28.1%)
Percent of All Dividends to Net Income             ---           ---            ---             ---           (12.9%)
Stock High                                       1 3/4         2 1/4          6 1/2           8 1/8              15
Stock Low                                          1/2             1          1 1/4           3 7/8           4 3/4
Average Annual Price to Earnings Ratio             3.6          (1.9)         (20.6)           (1.8)           (4.8)
Average Annual Dividend Yield                      ---           ---            ---             ---             2.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The discussion and analysis contained in this section relates only to our continuing operations.

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999
NET PRODUCT SALES- Net product sales of $34,621 for the year ended September 30, 2000, were $2,306 or 6.2% lower when compared to the prior year sales of $36,927. The decrease in sales is primarily related to the decline of sales in Asia and Western Europe of $1,831 and $1,571, respectively, offset by increased sales to Eastern Europe/Middle East of $1,136.

The decrease in Asia is largely the result of decreased Majestic(R) volume, which was driven primarily by a sales decline in Japan. This situation was being addressed through a reorganization of the territories within the Japanese importer's network of distributors. However, in September 2000, the importer, in the best interest of his network and HMI, made the decision to sell his business to a group led by the two largest volume distributors in his network and the former President of his business. The sale was effective October 1, 2000, and given that this new group has made a substantial investment in their business which deals with our Filter Queen products, management of HMI anticipates that this new group of importers will meet or exceed the sales targets for fiscal 2001.

Sales in Western Europe have been adversely effected by decreased sales to our Holland importer and a major U.K. importer. These decreases were offset by increased sales to Portugal and Spain, as these two countries continue to grow their businesses. Holland sales were negatively impacted by the fact that some of our Eastern European and Middle Eastern distributors have increased their volume sufficiently enough to be able to order container-sized shipments directly from us. Accordingly, they no longer need to buy product from our Holland importer. Decreased sales within his own territory has also added to the Holland importer's overall sales decline, as telemarketing regulations in this area have hindered the growth and stability of the direct sales market. Our major U.K. importer's business suffered when, in the first quarter of fiscal 2000, he lost two master distributors to a competitor. He spent the rest of the year working to rebuild his network and open new offices. Recently, an English television news expose on disreputable sales associates (not affiliated with this importer) demonstrating the Filter Queen(R) product in the U.K., as well as a truck drivers strike which caused an oil/gas shortage in the U.K., have had an adverse effect on the importer's attitude toward the business which has prevented him from making any appreciable recovery during the year. This has caused him to resign his position as an importer of our product. No details have been finalized at this time; however, we have opened negotiations with his top two distributors and it is anticipated that one or both of them will become importers.

The favorable sales comparison in the Eastern European/Middle Eastern region is primarily related to increased sales in Norway and Turkey. As previously discussed these importers have grown their businesses and increased their sales volume to the point where they are now able to place container-sized orders directly from us. As such, they are no longer purchasing product from our Holland importer, as was done in fiscal 1999.

Net product sales are not materially impacted by any changing prices.

GROSS PROFIT- The gross margin for the year ended September 30, 2000, was $14,173 or 40.9% of sales as compared to $12,829 or 34.7% of sales in 1999. This increase in the gross margin of

$1,344 is principally attributed to favorable material and overhead spending variances of $2,275 and $198, respectively; offset by lower year-to-date sales volume which negatively impacted the gross margin by $1,129.

Material costs have been reduced due to management's on-going focus to improve quality and reduce costs. The key areas in which material cost reductions have been obtained are filtration products, motors and molded plastic parts, as well as other improvements in the procurement process. Material costs have also been favorably impacted by reduced obsolescence expense, which was $691 lower than the prior year due to adjustments recorded in fiscal 1999 for certain motors and product changes.

Improved purchasing and inventory controls further contributed to the current year improvement. In addition, our parts specifications have been conveyed clearly to our suppliers who must meet our specifications. Vendor charge backs have become the norm when parts fail our quality inspection. Process improvements and operational efficiencies brought about by Total Quality Control procedures have reduced direct labor costs in our manufacturing plant. These are examples of where attention to cost and quality has directly resulted in improved gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative ("SG&A") expenses for the year ended September 30, 2000, of $13,067 were favorable to fiscal 1999 expenses of $14,349 by $1,282. The decrease in SG&A is primarily attributable to decreases associated with the decreased sales volume, such as commissions and certain career development expenses, which decreased $987. Other significant favorable variances were for rental equipment, a distributor development program and legal and professional fees. Rental equipment expense is favorable $369 as a result of the cancellation and subsequent settlement of a computer equipment lease which was accrued for in fiscal 1999. The distributor development program adjustment was based on the results of an actuarial study and resulted in a non-cash credit to income of $332, during the third quarter of fiscal 2000. The actuarial study was commissioned to refine the existing calculation and to provide the credibility of a third party verification. Legal and professional expenses were down $327 as a result of reduced legal activity in this year. Offsetting these favorable variances were $657 in benefits expense associated with the fiscal year 2000 incentive program.

IMPAIRMENT LOSS - On January 12, 1999, we sold our Cleveland, Ohio facility and related land to Rose Management Company, a local real estate investment company, for $840. The net book value of the related land and building at the time of sale was $3,505. In December 1998, we recorded a non-cash impairment loss of $2,665 on the building to reflect the difference between the sales price and the net book value of the property.

INTEREST EXPENSE - Interest expense for fiscal year 2000 was $47, or $24 lower than fiscal 1999 due primarily to lower outstanding balances on the current credit facility as compared to that in fiscal 1999.

OTHER (INCOME) EXPENSE - The decrease in other income from $131 in fiscal 1999 to $53 for the year ended September 30, 2000 is primarily associated with the reclass of financing revenue to this line of our Consolidated Statement of Operations. Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States subsidiaries. It was decided in January 1998 to discontinue the financing of contracts to the end customers. In fiscal 2000, any remaining monies received relating to this business were recorded to the other income/expense line of our Consolidated Statements of Operations. Therefore, finance revenue of $436 and $328 for the years ended September 30, 1999 and 1998, respectively, has been reclassified to conform to the 2000 presentation. The financing revenue has decreased due to the January 1998 cessation of the financing of end user purchase contracts by HMI

INCOME TAXES - The effective income tax rate for the year ended September 30, 2000 was (31.7%) compared to (2.8%) in fiscal 1999. The effective tax rate for fiscal 1999 was attributable to the establishment of a valuation allowance against 1999 net operating losses offset by a provision for state taxes. The valuation allowance was established in September of 1999, because although we had just reported our first profitable quarter in sixteen quarters, management felt that this was still not enough positive evidence at that time to warrant an adjustment to the valuation allowance that had been previously established to reserve a portion of the deferred tax asset. During the first three quarters of fiscal 2000, we recognized operating profits but utilized the `rolling' method of accounting for income taxes which resulted in the reduction of the valuation allowance associated with U.S. deferred tax assets to the extent those assets were utilized in a given quarter. This method created an effective tax rate of 0% for each quarter. However, as of September 30, 2000, it is management's belief that enough positive evidence now exists so as to warrant the reversal of the valuation allowance associated with domestic deferred tax assets. Therefore the income tax benefit and the effective tax rate for fiscal 2000 primarily represent the reversal of this portion of the valuation allowance. (See Note 8 to the Consolidated Financial Statements).

GAIN ON DISPOSAL - On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425,000 for future environmental damage expenditures pursuant to section 8.5 of this Purchase Agreement. This amount was recorded as a conservative estimate of potential liability under the Stock Purchase Agreement as studies conducted by independent third parties noted no obligations under existing regulatory guidelines.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. The indemnification obligation noted in the Stock Purchase Agreement did not survive the sale through the bankruptcy court, and as a result, in June 2000 the $425,000 reserve, recorded in accordance with the Stock Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Statements of Operations. (See Note 2 to the Consolidated Financial Statements).

INFLATION - While inflation has not had, and we do not expect it to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation in the future.

RESULTS OF OPERATIONS - 1999 COMPARED WITH 1998
NET PRODUCT SALES- Product sales for the year ended September 30, 1999 were $36,927 a $1,821 decrease over fiscal year 1998 product sales of $38,748. This sales decrease was primarily a result of decreased worldwide After Market Sales ("AMS") offset by increased Majestic(R) sales (our floor care product) in Asia and increased Defender(R) sales (our portable room air cleaner) in the Americas. The Americas Majestic(R) sales as well as an increase in trade discounts also contributed to the decline in sales.

The decrease in worldwide AMS, as compared to fiscal 1998, was attributed principally to declines in the Canadian and European markets of $871 and $447, respectively. AMS are sales of additional accessories, consumables (filters and fragrances), and replacement parts. In March 1998, we changed our Canadian operations by engaging an importer to manage our distribution network. Because the Canadian importer has focused principally on maintaining a strong distributor network and stabilizing sales of the Majestic(R), the AMS program deteriorated slightly. However, HMI management and the Canadian importer implemented a new strategy, in the third quarter of fiscal 1999, that they felt would improve the growth of AMS in Canada. The new strategy added additional experienced AMS sales support to the Canadian territory and refocused AMS as a tool for generating sales.

The decrease in European AMS was the direct result of a loss of business in Russia and its neighboring countries from the economic crisis in that region, an adjustment in the inventory levels in the Netherlands warehouse, and distributor cash constraints in the U.K. caused by difficulties in obtaining consumer financing to complete sale transactions. Consumer financing companies used in England decreased from four primary lenders to one during the second quarter of fiscal 1999. To rectify this situation, we negotiated with a consumer finance professional who identified and established new financial services, while revitalizing existing relationships for the U.K. network. This relationship helped to stabilize, in the fourth quarter of fiscal 1999, the difficulties being experienced in the U.K.

Asian Majestic(R) sales increased $453 from their fiscal 1998 levels largely due to a return to growth in the Korean market following last year's fallout of the Asian currency devaluation. This resurgence in the Korean market was slightly offset by a decline in Japanese Majestic(R) sales as the Japanese market had not recovered as quickly from the adverse economic conditions in that area.

The Americas Defender(R) sales for fiscal 1999 increased 12% or $325 as compared to fiscal 1998. The increase in Defender(R) sales was directly attributable to the repackaging of our products (the Majestic(R) and Defender(R)) as a side-by-side system rather than as stand-alone products.

While Defender(R) sales rose in the Americas, Majestic(R) sales decreased over fiscal 1998 by $609 primarily as a result of consumer financing constraints and lead generation and recruiting issues. The availability of consumer financing had diminished following the merger of Beneficial and Household Finance and Avco Financial Services, the two largest U.S. consumer credit companies. To assist the distribution network in obtaining financing, we completed, in the fourth quarter of fiscal 1999, a national financing deal that we hoped would greatly improve the closing rate of financed sales transactions in the Americas distribution network. As state regulations on consumer protection laws impose more restrictions on telemarketing, many of our distributors had to begin to develop alternative methods to generate leads for in-home demonstrations. In addition, as the unemployment rate continues to remain at an all time low, the Americas distributors had to create new recruiting programs to offset the adverse effect unemployment has on their ability to recruit new candidates to demonstrate our products in homes.

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

Net product sales were not materially impacted by any changing prices.

GROSS PROFIT- Gross Profit for fiscal 1999 was $12,829, or 34.7% as compared to 1998 gross profit of $10,885 or 28.1%. The increase in the margin was largely a result of a reduction in obsolescence, as well as reduced material and overhead costs coupled with a favorable LIFO adjustment of $485. Offsetting the increase in the margin were unfavorable variances of approximately $1,395 related to sales volume and trade discounts.

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

Reduced material costs, which directly impacted the favorable LIFO adjustment, were the direct results of the resurgence of the initiatives begun in the fourth quarter of fiscal year 1997 to strengthen operational processes, reduce cost, and improve quality. Our focus on quality, reduction of plant spending, and improved labor efficiencies, netted an additional reduction of $2,149 in manufacturing overhead expenses. These initiatives became an important part of our culture as we continuously review our manufacturing cost structure and operational processes.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses for the year ended September 30, 1999 of $14,349 were favorable to fiscal 1998 expenses of $20,340 by $5,991. The decrease in SG&A expenses was primarily attributable to decreases in employee related costs of $1,370, bad debt expense of $2,522, distributor development expenses of $604, professional and consulting fees of $409 and miscellaneous supplies and utility expenses of $280. The decrease in bad debt primarily related to $2,358 recorded in fiscal 1998 for bad debt expense resulting from the continuing deterioration of the receivables associated with our elimination of credit in North America and changes in the way we went to market in the retail and Canadian channels. No such adjustment was necessary in fiscal 1999. The other savings, mentioned above, were generated by our cost reduction measures undertaken in fiscal 1998 and continuing into fiscal 1999. In fiscal 1998, we downsized our businesses to one core business segment, downsized our staff to an appropriate level, and reduced non-sales growth expenses and fixed costs. Further contributing to the decrease in SG&A expenses was $881 relating to the Canadian and Holland entities. These operations were downsized in fiscal 1998 as part of our cost reduction plan.

IMPAIRMENT LOSS - On January 12, 1999, we sold our then current facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840. The net book value of the related land and building at the time of sale was $3,505. In December 1998, we recorded a non-cash impairment loss of $2,665 on the building to reflect the difference between the sales price and the net book value of the property.

INTEREST EXPENSE - Interest expense for fiscal year 1999 was $71, or $1,318 lower than fiscal 1998 due primarily to lower outstanding balances on the current credit facility as compared to the Star Bank credit facility in fiscal 1998. The Star Bank credit facility was retired in March 1998 from the proceeds generated from the sale of our Bliss Manufacturing operation.

INCOME TAXES - The effective income tax rate for the year ended September 30, 1999 was (2.8%), compared to 20.5% in 1998. The effective rate for fiscal 1999 was attributable to the establishment of a valuation allowance against current fiscal net operating losses offset by a provision for state taxes.

DISCONTINUED OPERATIONS - All previously recorded discontinued operations were disposed of in fiscal 1998 (See "General Development of Business" above and Note 2 to the Consolidated Financial Statements). Sales applicable to discontinued operations for fiscal year 1999 and 1998 were $-0- and $34,174, respectively.

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

Also in March 1999 we recorded a reserve of $425 for future environmental damage expenditures pursuant to the Stock Purchase Agreement. This reserve was offset by the reversal of $50 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss. These professional fees were not paid due to the release of the entire escrow to Rhone (See Note 2 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities utilized net cash of $135 for the year ended September 30, 2000, principally due to increases of $868, $380, $234, $244 and $205 in receivables, inventories, prepaid expenses, other current assets and other operating activities, respectively, and decreases in accounts payable of $329. These uses of cash were offset by cash inflows resulting from non-cash adjustments of $217 and net income of $1,890.

The increase in accounts receivable is primarily the result of a few large international customers having decided to forego their prepaid discounts in favor of "net 30" terms due to the status of the Euro and other cash related issues. The increase in inventory is largely a direct result of lower than anticipated product revenue. The increase in prepaid expenses was a direct result of monies expended in advance for rent, video services and our European convention, while the increase in other current assets relates primarily to direct-response advertising costs incurred in connection with a Filter Queen television spot, which will be amortized in fiscal 2001. The increase in other operating activities is largely attributed to an increase in deposits on our furniture lease and our world headquarters facility lease.

Cash disbursements for the year ended September 30, 2000 were approximately $300 greater than purchases recorded for fiscal 1999, resulting in a decreased accounts payable balance. This decrease was partially a result of a $104 decrease in raw material purchases due to the decreased sales volume over prior year and lower overall SG&A expenses.

Non-cash adjustments consist primarily of depreciation and amortization, treasury/common shares issued, deferred income taxes (see Income Taxes Above) and gain on the disposal of assets related to the Bliss Manufacturing sale.

INVESTING ACTIVITIES- Capital expenditures of $970 represent the entire net cash used in investing activities for the year ended September 30, 2000, of which the largest portion relates to leasehold improvements for our new manufacturing facility, factory and testing equipment, computer software and office furniture.

FINANCING ACTIVITIES- Net cash provided by financing activities consists of $1,926 related to the net proceeds from the sale of common stock, offset by payments of long-term debt in the amount of $51.

In November 1999, we announced that we expected to offer for sale up to 2,500,000 shares of our common stock in a transaction exempt from the registration requirements under federal securities law. On March 1, 2000, we successfully completed this private offering, at $1.625 per share of Common Stock, generating approximately $2 million in additional capital. Individuals affiliated with HMI acquired approximately 71% of the Shares, which were purchased at a 35% premium over the market value. Net proceeds received from the sale of the shares will be used for general purposes and in the implementation of our strategic initiatives as described below.

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

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of September 30, 2000, we were not in compliance with one of these covenants; however, we obtained a waiver on this covenant.

On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants, primarily capital expenditures and indebtedness, in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. On October 10, 2000, our lender again agreed to reset certain of these covenants for the year ending September 30, 2001, in order to allow for us to execute several strategic initiatives within our fiscal 2001 budget, that could not otherwise be implemented due to the previously established levels.

No monies were outstanding under this credit facility at September 30, 2000, or are anticipated to be outstanding at December 31, 2000.

FUTURE ACCOUNTING REQUIREMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. We will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. We anticipate that, due to the fact that we are currently not engaged in hedging activities and that there is limited to no use of derivative instruments within our company, the adoption of FAS 133 will not have a significant effect on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. We will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operation.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" - PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995 This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" regarding the new Asian importer meeting or exceeding the 2001 sales targets. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
See Item 13.

ITEM 11. EXECUTIVE COMPENSATION
See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information provided under the captions "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership", and "Executive Compensation" in the Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

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

(b) Reports on Form 8-K.
    No report on Form 8-K was filed during the last quarter of fiscal 2000.

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


                                   HMI INDUSTRIES INC.
                                   (Registrant)

                                   by /s/ Julie A. McGraw
                                      ---------------------------------------
                                      Julie A. McGraw
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      December 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James R. Malone                           /s/ Carl H. Young III                       /s/ Robert J. Abrahams
------------------------------------------    ----------------------------------------    ----------------------------------------
James R. Malone                               Carl H. Young III                           Robert J. Abrahams
Chairman of the Board, Chief Executive        President, Chief Operating Officer,         Director
Officer and Director                          and Director                                December 22, 2000
December 22, 2000                             December 22, 2000


/s/ Thomas N. Davidson                        /s/ John S. Meany, Jr.                      /s/ Barry L. Needler
------------------------------------------    ----------------------------------------    ----------------------------------------
Thomas N. Davidson                            John S. Meany, Jr.                          Barry L. Needler
Director                                      Director                                    Director
December 22, 2000                             December 22, 2000                           December 22, 2000


/s/ Murray Walker
------------------------------------------    ----------------------------------------
Murray Walker                                 Ivan J. Winfield
Director                                      Director
December 22, 2000                             December 22, 2000

INDEX TO FINANCIAL STATEMENTS


                                                                                                            PAGE
                                                                                                            ----
Report of Management........................................................................................ 26

Report of Independent Accountants........................................................................... 27

Financial Statements
--------------------
Consolidated Balance Sheets as of September 30, 2000 and 1999............................................... 28

  Consolidated Statements of Operations for the years ended September 30,
    2000, 1999 and 1998..................................................................................... 29

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 2000, 1999 and 1998....................................................................... 30

  Consolidated Statements of Cash Flow for the years ended September 30,
    2000, 1999 and 1998..................................................................................... 31

  Notes to Consolidated Financial Statements................................................................ 32-47

  Report of Independent Accountants on Financial Statement Schedule......................................... 48

Financial Statement Schedule:  II - Valuation and Qualifying Accounts and Reserves.......................... 49
----------------------------

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

The financial statements in this report have been audited by the independent accounting firm PricewaterhouseCoopers LLP. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on HMI's financial statements.

The Audit Committee of the Board of Directors, of which outside directors are members, meets periodically with the independent accountants and management to review accounting, auditing, internal control and financial reporting matters. The independent accountants have full and free access to the Audit Committee and its individual members at any time.

                                                 /s/ Carl H. Young III
                                                 -------------------------------
                                                 Carl H. Young III
                                                 President and Chief Operating
                                                 Officer

                                                 /s/ Julie A. McGraw
                                                 -------------------------------
                                                 Julie A. McGraw
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of HMI Industries Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
-------------------------------
Cleveland, Ohio
December 8, 2000

CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands except par values                      SEPTEMBER 30,     September 30,
                                                                           2000               1999
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 1,535           $   765
  Trade accounts receivable (net of allowance of $507 and $691)             3,207             2,234
  Note receivable                                                             105               105
  Inventories:
    Finished goods                                                          1,778             1,698
    Work-in-progress, raw material and supplies                             1,437             1,137
  Deferred income taxes                                                     1,528             1,458
  Prepaid expenses                                                            411               177
  Other current assets                                                        290                46
------------------------------------------------------------------------------------------------------
      Total current assets                                                 10,291             7,620
------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          1,551             1,006
------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)                 35               140
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $3,248 and $3,002)                  5,963             6,219
  Deferred income taxes                                                     2,504             2,139
  Trademarks (net of accumulated amortization of $80 and $43)                 309               261
  Other                                                                       190                80
------------------------------------------------------------------------------------------------------
      Total other assets                                                    9,001             8,839
------------------------------------------------------------------------------------------------------
      Total assets                                                        $20,843           $17,465
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                  $ 2,558           $ 2,887
  Income taxes payable                                                        963             1,016
  Accrued expenses and other liabilities                                    2,840             3,063
  Long-term debt due within one year                                           17                42
------------------------------------------------------------------------------------------------------
     Total current liabilities                                              6,378             7,008
------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                            71                --
  Other                                                                        --               131
------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                              71               131
------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)                                        --                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none          --                --
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,658 and 5,369 shares                          6,658             5,369
  Capital in excess of par value                                            8,279             7,609
  Unearned compensation, net                                                  (41)             (145)
  Retained earnings (deficit)                                                 377            (1,513)
  Accumulated other comprehensive loss (Note 1)                              (879)             (868)
------------------------------------------------------------------------------------------------------
                                                                           14,394            10,452
  Less treasury stock -0- and 32 shares, respectively, at cost                 --               126
------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           14,394            10,326
------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                          $20,843           $17,465
======================================================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars and shares in thousands except per share data                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                                            2000              1999               1998
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                        $34,621           $36,927           $ 38,748
-----------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                     20,448            24,098             27,863
  Selling, general and administrative expenses                              13,067            14,349             20,340
  Impairment loss (Note 4)                                                      --             2,665                 --
  Interest expense                                                              47                71              1,389
  Other (income) expenses, net                                                 (53)             (131)               (54)
-----------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                      33,509            41,052             49,538
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                            1,112            (4,125)           (10,790)
(Benefit) provision for income taxes                                          (353)              116             (2,217)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                 1,465            (4,241)            (8,573)
-----------------------------------------------------------------------------------------------------------------------

Income from discontinued operations -
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                --                --                 10
  Bliss Manufacturing (net of taxes of $-0-, $-0-, and $137)                    --                --                224
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $129)                            --                --                207
-----------------------------------------------------------------------------------------------------------------------
                                                                                --                --                441
-----------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposals-
  Household Rental Systems (net of taxes of $-0-, $-0- and $-0-)                --                --                167
  Bliss Manufacturing (net of taxes of $-0-, $-0-, and $6,790)                 425              (375)             7,484
  Tube Fab Ltd (net of taxes of $-0-, $-0- and $183)                            --                --               (299)
  Health-Mor Personal Care Corp. (net of taxes of $-0-, $-0-, and $120)         --                --               (195)
-----------------------------------------------------------------------------------------------------------------------
                                                                               425              (375)             7,157
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          $ 1,890           $(4,616)          $   (975)
=======================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                      6,113             5,263              5,170
  Diluted                                                                    6,140             5,263              5,170
=======================================================================================================================

BASIC PER SHARE OF COMMON STOCK (NOTE 1):
  Income (loss) before discontinued operations                             $ 0.240           $(0.806)          $ (1.658)
  Income from discontinued operations                                      $    --           $    --           $  0.085
  Gain (loss) on disposals                                                 $ 0.069           $(0.071)          $  1.384
-----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                        $ 0.309           $(0.877)          $ (0.189)
=======================================================================================================================

DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  Income (loss) before discontinued operations                             $ 0.239           $(0.806)          $ (1.658)
  Income from discontinued operations                                      $    --           $    --           $  0.085
  Gain (loss) on disposals                                                 $ 0.069           $(0.071)          $  1.384
-----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                        $ 0.308           $(0.877)          $ (0.189)
=======================================================================================================================

Cash dividends per common share                                            $    --           $    --           $     --
=======================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Dollars in thousands                      Capital
                                             in
                                           Excess                                Accumulated
                                             of                    Retained         Other                 Treasury     Total
                                  Common    Par        Unearned    Earnings     Comprehensive  Treasury    Stock    Shareholders'
                                  Stock    Value    Compensation   (Deficit)       Income       Shares     Amount      Equity
                                  ------  -------   ------------   ---------    -------------  --------   --------  -------------
Balance at September 30, 1997     $5,296   $8,132      $(273)       $4,078        $(1,419)       269      $(1,262)    $14,552


  Comprehensive loss:
    Net loss                                                          (975)                                              (975)
    Translation adjustment                                                           (374)                               (374)
                                                                                                                      -------
  Total comprehensive loss                                                                                             (1,349)
  Write off of sold
      subsidiaries
      cumulative translation
      adjustment                                                                      755                                 755
  Treasury shares issued                      124                                                (69)         324         448
  Issuance of common stock            73                                                                                   73
  Purchase of treasury shares                                                                     10          (48)        (48)
  Unearned compensation                                 (322)                                                            (322)
  Employee benefit stock                      (10)                                                                        (10)
                                  ------   ------      -----        ------        -------       ----      -------     -------
Balance at September 30, 1998      5,369    8,246       (595)        3,103         (1,038)       210         (986)     14,099

  Comprehensive loss:
    Net loss                                                        (4,616)                                            (4,616)
    Translation adjustment                                                             31                                  31
                                                                                                                      -------
  Total comprehensive loss                                                                                             (4,585)
  Write off of sold
      subsidiaries
      cumulative translation
      adjustment                                                                      139                                 139
  Treasury shares issued                     (613)                                              (178)         860         247
  Unearned compensation                                  450                                                              450
  Employee benefit stock                      (24)                                                                        (24)
                                  ------   ------      -----        ------        -------       ----      -------     -------
Balance at September 30, 1999      5,369    7,609       (145)       (1,513)          (868)        32         (126)     10,326

  COMPREHENSIVE INCOME:
    NET INCOME                                                       1,890                                              1,890
    TRANSLATION ADJUSTMENT                                                            (11)                                (11)
                                                                                                                      -------
  TOTAL COMPREHENSIVE INCOME                                                                                            1,879
  TREASURY SHARES ISSUED                      (92)                                               (32)         126          34
  ISSUANCE OF COMMON STOCK         1,289      714                                                                       2,003
  UNEARNED COMPENSATION                                  104                                                              104
  EMPLOYEE BENEFIT STOCK                       48                                                                          48

                                  ------   ------      -----        ------        -------       ----      -------     -------
BALANCE AT SEPTEMBER 30, 2000     $6,658   $8,279      $ (41)       $  377        $  (879)        --           --     $14,394
                                  ======   ======      =====        ======        =======       ====      =======     =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                                            2000              1999               1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $1,890           $(4,616)          $   (975)
  Adjustments to reconcile net income (loss) to net cash
      (used in ) provided by operating activities:
        Depreciation and amortization                                         802               823              1,257
        Impairment of asset                                                    --             2,665                 --
        (Gain) loss on disposal of discontinued operations                   (425)              375             (7,157)
        Provision for loss on sale/disposal of assets                          12                48                444
        Provision for losses on receivables                                    --                --              2,242
        Treasury/common shares issued, net of unearned compensation           263               674                189
        Deferred income taxes                                                (435)               --              4,177
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                       (868)            1,881              1,585
    (Increase) decrease in inventories                                       (380)            1,529             (1,212)
    (Increase) decrease in prepaid expenses                                  (234)               49                (21)
    (Increase) decrease in other current assets                              (244)              (46)                42
    Decrease in accounts payable                                             (329)           (2,231)            (3,074)
    Increase (decrease) in accrued expenses and other liabilities              71              (575)            (2,192)
    Decrease in income taxes payable                                          (53)             (110)            (3,457)
    Other, net                                                               (205)              161                248
-----------------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by operating activities              (135)              627             (7,904)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                            --               793             29,028
  Capital expenditures                                                       (970)              (76)              (223)
-----------------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities              (970)              717             28,805
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                                         --              (508)           (15,798)
  Payment of long term debt                                                   (51)             (122)            (5,244)
  Net proceeds from issuance of common stock                                1,926                --                 --
  Acquisition of treasury stock                                                --                --                (48)
-----------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities             1,875              (630)           (21,090)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          770               714               (189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                765                51                240
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $1,535           $   765           $     51
=======================================================================================================================


See notes to consolidated financial statements.

Items relating to discontinued operations included in the Consolidated Statements of Cash Flow have not been disaggregated as they have in the Consolidated Balance Sheets under the heading net assets held for sale at realizable value for fiscal year 1998.

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

RECLASSIFICATION
Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

FOREIGN CURRENCY TRANSLATION
All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at weighted average exchange rates. The resulting translation adjustments are accumulated as a separate component of Stockholders' Equity titled "Accumulated Other Comprehensive Loss". Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. During the fourth quarter of 1997, we recorded a loss on disposal reserve of $720 for cumulative translation adjustments associated with discontinued foreign operations. Upon the sale of the discontinued foreign operations in the second quarter of 1998, the cumulative translation adjustments of $755, associated with these operations, were reclassed to the loss on disposal reserve. An additional $35 was recorded to loss on disposal for the difference between the actual cumulative translation adjustments at the sale dates and the original reserve recorded in fiscal 1997.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

PREPAID ADVERTISING
We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement will be amortized over a twelve-month period following the first introduction of the advertisement into our Americas sales division, which is anticipated in the first calendar quarter of 2001.

At September 30, 2000 and 1999, $254 and $-0-, respectively, of advertising was reported as prepaid assets. Advertising expense was $193, $49 and $306, in fiscal 2000, 1999 and 1998, respectively.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) method, which provides a better matching of current costs and revenues. The following presents the effect on inventories and income before taxes had the Company used the first-in, first-out
(FIFO) method of inventory valuation.

                                                          2000             1999
                                                         ------           ------
Percentage of total inventories on LIFO                    100%             100%
Inventory amount had FIFO method been utilized
  to value inventory                                    $3,709           $3,366
Increase in net income before taxes due to LIFO         $   38           $  285

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of 5 years for leasehold improvements and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property, plant and equipment are capitalized, and maintenance and repairs are expensed. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in income.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist principally of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities, line of credit, and short and long-term debt in which the fair value of these financial instruments approximates the carrying value.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $44, $68 and $1,383 for the years ended September 30, 2000, 1999 and 1998, respectively.

Each of the following transactions have been treated as non-cash items for purposes of the Consolidated Statements of Cash Flows. During the second quarter of fiscal 2000, by entering into three capital leases totaling $96,800, we incurred debt in exchange for assets. The assets consist of racking and compactors for our Strongsville, Ohio manufacturing facility.

In January 1998, accrued severance in the amount of $1,523, relating to our settlement agreement with Mr. Kirk W. Foley, our former Chief Executive Officer, was applied to the loss on disposal reserve for Tube-Fab, which was transferred to Mr. Foley as part of such settlement agreement. During the second quarter of fiscal 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $316 in exchange for an increase in a note receivable due from one of our former officers (See Note 13). In July 1998, $1,534 of financing receivables, deemed uncollectable, were netted against related liabilities. Such liabilities, which were recorded when a financing sale occurred, were paid to a distributor office only upon the collection of the financing receivable.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) for the year ended September 30, 2000:

                                                             Per
                                                            Share
                                            Shares         Amount
                                            ------         -------
Basic EPS                                   6,113          $ 0.309
  Effect of dilutive stock options             27          $(0.001)
                                            -----          -------
Diluted EPS                                 6,140          $ 0.308
                                            =====          =======

The denominators for calculating our basic and diluted earnings per share were identical as of September 30, 1999 and 1998 as the outstanding options were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for these periods.

As of September 30, 2000, 615,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The exercise prices of these options range from $1.375 to $11.625 per share and expire between the period January 2, 2001 and August 28, 2005.

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

2. DISCONTINUED OPERATIONS

In fiscal 1998 and 1997, we reported our subsidiaries Bliss, Tube-Fab, HRS, and Personal Care as discontinued operations.

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

Net of transaction fees and expenses, we recorded a gain, prior to post-closing adjustments, on the sale of Bliss of approximately $12,110 $(6,093 net of taxes) for the fiscal quarter ended March 31, 1998. The difference between the federal statutory income tax rate of 34% and the effective tax rate recognized on the gain on the sale was primarily attributable to a permanent tax basis difference associated with our stock purchase of Bliss in 1990. Proceeds delivered at the closing from the sale of Bliss were applied to retire substantially all of our debt, certain vendor obligations, transaction costs and related expenses, certain employee benefit programs, and funding for the Bliss profit sharing plan.

In July 1998, Rhone notified us that they accepted $1,348 of the final post-closing adjustment, but disputed other issues that had the potential to increase this adjustment. Thus, in the fiscal quarter ended June 30, 1998, we recorded an additional gain of $1,702 $(1,123 net of taxes) related to the final undisputed portion of the purchase price adjustment, including $500 in funds related to the escrow account, which in accordance with the Stock Purchase Agreement were to be released to us upon resolution of any disputed items.

In August 1998, we recorded an additional gain of $462 $(268 net of taxes), net of transaction fees, relating to the final resolution of disputed items.

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

Also in March 1999, we recorded a reserve of $425 for future environmental damage expenditures pursuant to the Stock Purchase Agreement. This amount was recorded as a conservative estimate of potential liability under the Stock Purchase Agreement as studies conducted by independent third parties noted no obligation under existing regulatory guidelines. Under the Stock Purchase Agreement, the amount of our indemnification obligations for environmental damages will decline annually from the closing date of that transaction, from 90% in the first two years, to 80% in the third year, 70% in the fourth year, 60% in the fifth year and 50% thereafter until the end of the seventh year. We agreed to indemnify the investor group for environmental matters until March 2005. This reserve was offset by the reversal of $50 of professional fees established in the original loss on disposal reserve recorded in fiscal year 1998 for the sale of Bliss. These professional fees were not paid due to the release of the entire escrow to Rhone.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. The indemnification obligation noted in the Stock Purchase Agreement did not survive the sale through the bankruptcy court, and as a result, in June 2000, the $425,000 reserve recorded in accordance with the Stock Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Statements of Operations.

In fiscal 1997, we recorded our Tube-Fab operation as a discontinued operation and recorded a pre-tax estimated loss on disposal of $1,020. On January 8, 1998, we completed the sale of Tube-Fab to Mr. Foley (see Note 13). An additional loss on disposal of $482 $(299 net of taxes) was recorded in the second quarter of fiscal 1998.

In March 1996, we adopted a plan to sell HRS. We recorded an estimated loss on the disposal of this operation of $800 during 1996. An additional charge of $2,651 on this disposal was recorded in the third and fourth quarters of fiscal 1997 to reflect the then estimated realizable value. This charge included a write-off of the entity's estimated currency translation adjustment previously reported as a component of equity. On March 31, 1998, we completed the sale of HRS to Integrated Capital Management Group for $1,050. Assets sold consisted primarily of inventory, fixed assets, and other intangible assets relating to the carpet and upholstery cleaning business. Net of transaction expenses and fees, we recorded a gain on the sale of $167 in fiscal 1998.

In the third quarter of fiscal 1997, we recorded Personal Care as a discontinued operation and recorded an estimated loss of $917 $(569 net of taxes). These assets were sold to Eidolon Corporation, a Canadian company, for $89. As a result of the sale, we recorded an additional loss on disposal of $315 $(195 net of taxes) in the quarter ended March 31, 1998.

Sales applicable to discontinued operations were $-0- and $34,174 for the years ended September 30, 1999 and 1998, respectively.

3. NOTES RECEIVABLE
Long-term notes receivable consist of the following:

                                          2000          1999
                                          ----          ----
Notes receivable - See Note 13            $140          $245

Less amounts due within one year           105           105
                                          ----          ----
                                          $ 35          $140
                                          ====          ====

4. PROPERTY, PLANT AND EQUIPMENT

                                            2000            1999
                                           ------          ------
Leasehold improvements                     $  288          $   10
Machinery and equipment                     5,178           5,098
Construction in progress                      197              --
                                           ------          ------
                                            5,663           5,108
Accumulated depreciation                    4,112           4,102
                                           ------          ------
Net property, plant and equipment          $1,551          $1,006
                                           ======          ======

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

Depreciation expense relating to continuing operations for the years ended September 30, 2000, 1999 and 1998 was $523, $560 and $880

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                          2000            1999
                                         ------          ------
Accrued compensation                     $  987          $  524
Accrued distributor development             459             490
Accrued warranty                            431             420
Distributor funds payable                   347             287
Accrued litigation                          177             391
Accrued environmental                        --             439
Other                                       439             512
                                         ------          ------
                                         $2,840          $3,063
                                         ======          ======

In June 2000, an adjustment was made to a certain distributor development program accrual. This adjustment was based on the results of an actuarial study and resulted in a credit to income of $331. The actuarial study was commissioned to refine the existing calculation and to provide the credibility of a third party verification.

6. CREDIT FACILITY AND LONG-TERM DEBT

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

In May 1999, we terminated this credit facility with Heller Financial and entered into a $3,500 revolving line of credit with Finova Capital consisting of loans against our eligible receivables and inventory. A pre-payment penalty waiver for early termination of the old credit facility was obtained from Heller Financial in February 1999. The new credit agreement expires in 2002 and calls for interest to accrue at a rate of prime plus 2%, or 11.50% as of September 30, 2000. No monies were outstanding under this credit facility at September 30, 2000, or are anticipated to be outstanding at December 31, 2000.

During the quarter ended March 31, 2000, we entered into capital leases totaling $97. These leases, with a term of 60 months, require monthly payments, principal and interest, of $2. The nominal annual interest rates on these leases range from 2.62% to 12.0%, compounding monthly.

Long-term debt consists of the following:

                                                         2000         1999
                                                         ----         ----
BANK LINES OF CREDIT - see above                         $--          $--

CAPITALIZED LEASE OBLIGATIONS                             88           42
bearing interest at 2.62% to 12.00% due in
monthly installments of $2 (including interest)
through March 2005
                                                         ---          ---
                                                          88           42
Less amounts due within one year                          17           42
                                                         ---          ---
                                                         $71          $--
                                                         ===          ===

The weighted average interest rate on short-term borrowings at September 30, 2000 and 1999 was 8.87% and 8.04%, respectively.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, limit compensation to key personnel and transactions with affiliates, restrict paying dividends, limit book net worth and limit the ability for capital expenditures. As of September 30, 2000, we were not in compliance with one of these covenants; however, we obtained a waiver on this covenant.

On December 17, 1999, we entered into an agreement with our lender to reset certain of these covenants, primarily capital expenditures and indebtedness, in anticipation of exceeding the previous established levels during our fiscal year ending September 30, 2000. On October 10, 2000, our lender again agreed to reset certain of these covenants for the year ending September 30, 2001, in order to allow for us to execute several strategic initiatives within our fiscal 2001 budget, that could not otherwise be implemented due to the previously established levels.

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

During fiscal 2000, the Board of Directors granted 415,000 incentive stock options (215,000 at $1.0625 per share and 200,000 at $1.25 per share) and 10,000 restricted shares to certain of our
key employees in accordance with the Plan. Vesting immediately were 215,000 options. The remaining options or, 200,000 options, vest over a 48-month period with the vesting subject to acceleration clauses based upon our company's stock price. No compensation expense was recorded related to the stock options during fiscal 2000, as the exercise price was equal to the fair market value at the grant date.

There were 10,000 and 77,000 shares issued and 16,700 and 7,000 non-vested shares forfeited pursuant to the Plan in fiscal 2000 and 1999, respectively. Unamortized deferred compensation amounted to $41, $144 and $595 at September 30, 2000, 1999 and 1998, respectively. Total compensation expense, in conjunction with the Plan was $95, $511 and $189 in 2000, 1999 and 1998, respectively.

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for the stock granted in 2000, 1999 and 1998 been determined consistent with SFAS 123, pro forma net income and earnings per share would have been as follows (dollars in thousands except per share data):

                                        2000            1999             1998
                                       ------          -------          -------
Net income (loss), as reported         $1,890          $(4,616)         $  (975)
Net income (loss), pro forma           $1,685          $(4,781)         $(1,107)
Income (loss) per Common share
  (basic and diluted):
    As reported                        $ 0.31          $ (0.88)         $ (0.19)
    Pro forma                          $ 0.27          $ (0.91)         $ (0.21)


The fair value for all options granted in 2000, 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                    2000                   1999              1998
                                   OPTIONS                OPTIONS           OPTIONS
  --------                    -----------------       --------------        -------
Risk free interest rate            6.1% to 6.5%         4.7% to 5.1%           5.6%
Expected life of option       3 yrs. to 4 yrs.               3 yrs.         3 yrs.
Expected dividend yield
  of stock                                 0.0%                 0.0%           0.0%
Expected volatility
  of stock                       79.4% to 85.5%       75.3% to 80.4%          71.1%

A summary of our stock option activity, and related information for the years ended September 30, 2000, 1999, and 1998, is shown in the following table.

                                      Shares subject        Weighted
                                        to option        average option
                                      (in thousands)     price per share
                                      --------------     ---------------
September 30, 1997, Outstanding             724              $8.47
    Granted                                  42               6.25
    Canceled                               (312)              9.07
                                          -----              -----
September 30, 1998                          454               7.83
    Granted                                 350               1.47
    Canceled                                (63)              9.14
                                          -----              -----
September 30, 1999                          741               4.72
    Granted                                 457               1.14
    Canceled                               (137)              7.01
                                          -----              -----
September 30, 2000, Outstanding           1,061              $2.89
                                          =====              =====

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                              2000           1999           1998
                                              ----           ----           ----
Options exercisable                            667            438            299
Weighted-average option price
  per share of options exercisable           $3.74          $6.01          $8.13
Weighted-average fair value of
  options granted during the year            $0.67          $0.81          $3.16


The ranges of exercise prices and the remaining contractual life of options as of September 30, 2000 were:

Range of exercise prices                                     $1-$2          $2-$16
Options outstanding:
  Outstanding as of September 30, 2000 (in thousands)          736             325
  Weighted-average remaining contractual life                 5.96            3.23
  Weighted-average exercise price                            $1.27           $6.55
Options exercisable:
  Outstanding as of September 30, 2000 (in thousands)          357             310
  Weighted-average remaining contractual life                 4.46            3.26
  Weighted-average exercise price                            $1.28           $6.58

8. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                                     2000           1999            1998
                                    -----           ----           -------
Current:
  Federal and state                 $  82           $116           $(4,735)
  Foreign                              --             --                --
                                    -----           ----           -------
                                       82            116            (4,735)
Deferred (benefit) expense           (435)            --             2,518
                                    -----           ----           -------
                                    $(353)          $116           $(2,217)
                                    =====           ====           =======

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Operations related to earnings from continuing operations is as follows:

                                                    2000           1999            1998
                                                  -------        -------         -------
Tax at Federal statutory rate of 34%              $   378        $(1,402)        $(3,669)
Increases (reductions) in taxes
  resulting from:
    Tax expense relating to Internal Revenue
       Service audits and assessments                  --             --           1,329
    Foreign Sales Corporation earnings                 --           (104)            (26)
    Amortization of cost in excess of
       net assets of acquired businesses               84             86             106
    Valuation allowances against deferred
       tax assets                                  (1,008)         1,466              --
    Other - net                                       193             70              43
                                                  -------        -------         -------
                                                  $  (353)       $   116         $(2,217)
                                                  =======        =======         =======

The increase in the effective tax rate (income tax benefit) from fiscal 1999 to fiscal 2000 is primarily attributable to the utilization and reversal of the $1,008 valuation allowance associated with the U.S. net operating loss carryforwards recorded in prior years.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                    2000            1999
                                                   ------          ------
Gross deferred tax assets:
    Operating loss carryforwards                   $4,921          $5,612
    Receivable and inventory reserves                 267             608
    Accrued compensation                              126             234
    Impairment reserves                                --              17
    Other                                             174             140
                                                   ------          ------
                                                    5,488           6,611
                                                   ------          ------
Gross deferred tax liabilities:
    Accounts receivable fair market value
       adjustment for tax purposes                    508           1,016
    Depreciation                                       99             141
                                                   ------          ------
                                                      607           1,157
Valuation allowances on foreign net
  deferred tax assets                                 849           1,857
                                                   ------          ------
Net deferred tax asset                             $4,032          $3,597
                                                   ======          ======

We have determined that we should fully reserve against the net tax asset to the extent it represents excess available net deferred tax assets for certain foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 2000, 1999 and 1998 were $136, $226, and $730, respectively.

Net operating loss carryforwards of approximately $13,805 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2019. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

9. PROFIT SHARING AND PENSION PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. There was no profit sharing expense for the plan for the years ended September 30, 2000, 1999 and 1998.

10. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities, which expire on various dates through 2005. The minimum annual lease payments under these agreements, including renewal options, if exercised, are $903, $840, $727, $712 and $183 for the years ending September 30,

2001, 2002, 2003, 2004 and 2005, respectively. Rent expense was $854, $705 and
$700 for the years ended September 30, 2000, 1999 and 1998, respectively.

LITIGATION

Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2000 and 1999 were accruals of $177 and $391, respectively, relating to various claims.

11. BUSINESS SEGMENTS, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

Our continuing operations consist of a single operating segment.

Sales of our products to three of our international importers accounted for 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000, and 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. In fiscal year 1998, two international importers accounted for 20.7% and 10.3% of total HMI product sales. The loss of any significant portion of our sales from these importers, although believed by HMI management to be unlikely, would have a material adverse impact on our sales and earnings.

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

Prior to March 1998, one of our major foreign operations had been located in Canada. As of March 1998, we began selling into Canada through one importer and all sales previously made by our Canadian operation were ceased. Canadian sales for the fiscal year ended September 30, 1998 were not considered export sales. Identifiable revenues of Canadian operations for the year ended September 30, 1998 were $2,219. For the fiscal years subsequent to September 30, 1998, we considered Canadian sales to be export sales.

Sales to international customers represent 64.4%, 67.0% and 60.9% of net product sales for the years ending September 30, 2000, 1999 and 1998, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                2000
                                                                  -----------------------------------------------------------------
                                                                  December 31,       March 31,         June 30,       September 30,
                                                                  ------------       ---------         --------       -------------
Net revenues                                                        $ 8,479           $ 9,655           $8,313           $8,174
Gross profit                                                        $ 3,379           $ 4,013           $3,293           $3,488
Income before discontinued
  operations                                                        $   251           $   331           $  354           $  176
Gain on disposal                                                    $    --           $    --           $  425           $   --
Net income                                                          $   251           $   310           $  779           $  550

Basic and diluted income per share of common stock:
    Income before discontinued
      operations                                                    $  0.05           $  0.05           $ 0.05           $ 0.09
    Gain on disposal                                                $    --           $    --           $ 0.07           $   --
    Net income                                                      $  0.05           $  0.05           $ 0.12           $ 0.09




                                                                                                1999
                                                                  -----------------------------------------------------------------
                                                                  December 31,       March 31,         June 30,       September 30,
                                                                  ------------       ---------         --------       -------------
Net revenues                                                        $ 9,172           $ 9,520           $8,711           $9,524
Gross profit                                                        $ 2,616           $ 3,072           $3,014           $4,127
(Loss) income before discontinued
  operations                                                        $(3,284)          $  (790)          $ (381)          $  214
(Loss) on disposals                                                 $    --           $  (375)          $   --           $   --
Net (loss) income                                                   $(3,284)          $(1,165)          $ (381)          $  214

Basic and diluted (loss) income per share of common stock:
    (Loss) income before discontinued
      operations                                                    $ (0.63)          $ (0.15)          $(0.07)          $ 0.04
    (Loss) on disposals                                             $    --           $ (0.07)          $   --           $   --
    Net (loss) income                                               $ (0.63)          $ (0.22)          $(0.07)          $ 0.04


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

Because of our tight cash position at that time, non-cash ways to satisfy our obligations to Mr. Foley were sought. The resolution was a decision to transfer to Mr. Foley our 100% stock interest in Tube-Fab Ltd, a Canadian subsidiary headquartered on Prince Edward Island, Canada, which an independent appraiser valued at $1,512. The Tube-Fab Ltd. stock had been carried on our books at a value of $2,157 and was accordingly written down to its appraised value.

In January 1998, we completed the transfer of Tube-Fab to Mr. Foley in settlement of our obligations to him. As a result of this transaction, we recorded an additional loss on disposal of $299, net of $183 of taxes in the second fiscal quarter of 1998. The settlement entailed a transfer of the Tube-Fab Ltd. shares to Mr. Foley; a payment from Mr. Foley of $303 to us; cancellation of our $800 severance obligation; an assumption of the $487 $(518 less a $31 principal payment made in June 1997) bank loan; cancellation of Mr. Foley's put right with respect to his HMI stock; and assumption by Mr. Foley of an operating lease of Canadian facilities currently leased by us, which had a remaining lease obligation of approximately $1,050 over 8 1/2 years.

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

In 1995, we converted $750 of accounts receivable from a former Filter Queen distributor to a note receivable. This distributor was an officer of one of our majority owned subsidiaries. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. During the quarter ended March 31, 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $317 in exchange for an increase in the note receivable noted above. The note receivable of $140 and $245 is reflected in current and long-term assets at September 30, 2000 and 1999, respectively.

                      Report of Independent Accountants on
                          Financial Statement Schedule
                          ----------------------------

To the Board of Directors and Stockholders of HMI Industries Inc.


Our audits of the consolidated financial statements of HMI Industries Inc. referred to in our report dated December 8, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
Cleveland, Ohio
December 8, 2000

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Dollars in thousands                              Balance at         Additions                      Balance at
--------------------                             Beginning of       Charged to                        End of
               Description                          Period       Costs and Expense    Deductions      Period
               -----------                       -------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 2000                    $  691            $   --            $  184        $  507
   Year ended September 30, 1999                    $1,085            $   --            $  394        $  691
   Year ended September 30, 1998                    $5,512            $2,107            $6,534        $1,085

Valuation account for inventory:
   Year ended September 30, 2000                    $  602            $   71            $  438        $  235
   Year ended September 30, 1999                    $  484            $  762            $  644        $  602
   Year ended September 30, 1998                    $1,631            $1,318            $2,465        $  484

Reserve for loss on disposal:
   Year ended September 30, 2000                    $  451            $   --            $  451        $   --
   Year ended September 30, 1999                    $  233            $  375            $  157        $  451
   Year ended September 30, 1998                    $5,388            $  631            $5,786        $  233

Valuation for deferred tax asset:
   Year ended September 30, 2000                    $1,857            $   --            $1,008        $  849
   Year ended September 30, 1999                    $1,159            $  698            $   --        $1,857
   Year ended September 30, 1998                    $1,676            $   --            $  517        $1,159

INDEX TO EXHIBITS

   3.1          Certificate of Incorporation                  Incorporated by reference from, Annual Report on form
                                                              10-K for the year ended September 30, 1995

   3.2          Bylaws                                        Incorporated by reference from, Annual Report on form
                                                              10-K for the year ended September 30, 1995

  10.00         Material Contracts                            Finova Loan and Security Agreement, incorporated by
                                                              reference from Form 10-Q for the quarter ended June
                                                              30, 1999

  10.01         Material Contracts                            Finova Loan and Security Agreement Covenant Amendment
                                                              Letter dated December 17, 1999, incorporated by
                                                              reference from Form 10-Q for the quarter ended
                                                              December 31, 1999.


  10.02         Material Contracts                            Amendment to Finova Loan and Security Agreement,
                                                              attached.

  10.03         Material Contracts                            Heller Credit Facility Agreement, incorporated by
                                                              reference from Form 10-Q for the quarter ended March
                                                              31, 1998

  10.04         Material Contracts                            Amendment to Heller Loan and Security Agreement,
                                                              incorporated by reference from Form 10-K for the year
                                                              ended September 30, 1998

  10.05         Material Contracts                            Second Amendment to Heller Financial Loan and Security
                                                              Agreement, incorporated by reference from Form 10-Q
                                                              for the quarter ended March 31, 1999.

  10.06         Material Contracts                            Heller Financial Pre-Payment Penalty Waiver Letter
                                                              incorporated by reference from Form 10-Q for the
                                                              quarter ended March 31, 1999.

  10.07         Material Contracts                            Real Estate Sale Agreement and Amendment to Real
                                                              Estate Sale Agreement, incorporated by reference from
                                                              Form 10-Q for the quarter ended December 31, 1998

  10.08         Material Contracts                            Bliss Stock Purchase Agreement, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.09         Material Contracts                            Bliss Stock Purchase Agreement Settlement Letter,
                                                              incorporated by reference from Form 10-Q for the
                                                              quarter ended March 31, 1999.

  10.10         Material Contracts                            Change of Control Agreements, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.11         Material Contracts                            Employment Agreement - Malone, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.12         Material Contracts                            Employment Agreement - Young, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.13         Material Contracts                            Incentive Stock Option Agreements, attached

  10.14         Material Contacts                             Accelerated Incentive Stock Option Agreements, attached

  10.15         Material Contracts                            Restricted Stock Agreements incorporated by reference
                                                              from Form 10-Q for  the quarter ended March 31, 1999

  10.16         Material Contracts                            Amendment to Restricted Stock Agreements incorporated
                                                              by reference from Form 10-Q for the quarter ended
                                                              March 31, 1999

  10.17         Material Contracts                            Restricted Stock Agreements incorporated by reference
                                                              from Form 10-K for the year ended September 30, 1998

  10.18         Material Contracts                            Restricted Stock Agreements, incorporated by reference
                                                              from Form 10-Q for the quarter ended March 31, 1998

  10.19         Material Contracts                            Restricted Stock Agreements, incorporated by reference
                                                              from Form 10-K/A3 for the year ended September 30, 1997

  10.20         Material Contracts                            Non-statutory Stock Option Agreements, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.21         Material Contracts                            Incentive Stock Option Agreements incorporated by
                                                              reference from Form 10-Q for the quarter ended March
                                                              31, 1999.

  10.22         Material Contracts                            Incentive Stock Option Agreements, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

    11          Statement re:  Computation of per             Note 1 on Page 35 of the Financial Statements
                share earnings

    21          Subsidiaries of Registrant                    Note 1 on Page 32 of this report

    23          Consent of Experts                            Attached

    27          Financial Data Schedule                       Attached