Form 10-Q
period 2000-12-31
HMI INDUSTRIES INC
filed 2001-02-01
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                               -------------------
             (Exact name of Registrant as Specified in Its Charter)

            DELAWARE                                        36-1202810
---------------------------------                       -------------------
  (State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                       Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
--------------------------------------------------------------------  ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X    No
                                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at January 24, 2001
------------------------------------            -------------------------------
Common stock, $1 par value per share                       6,697,833

===============================================================================

INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................7
      Results of Operations.......................................................................................7
      Liquidity and Capital Resources.............................................................................8
      Future Accounting Requirements..............................................................................9
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995..9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................10

PART II.  OTHER INFORMATION......................................................................................10

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................10
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................10
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................10
   ITEM 5.  OTHER INFORMATION....................................................................................10
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................10
      (a) Index to Exhibits......................................................................................10
      (b) Reports on Form 8-K....................................................................................10


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                    DECEMBER 31,               September 30,
                                                                        2000                        2000
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $    350,269               $  1,535,051
  Trade accounts receivable (net of allowance of $506,318
    and $507,483)                                                      2,745,868                  3,206,903
  Note receivable                                                        105,211                    105,211
  Inventories:
    Finished goods                                                     1,854,364                  1,778,013
    Work-in-progress, raw material and supplies                        1,681,306                  1,437,393
  Deferred income taxes                                                1,539,142                  1,528,235
  Prepaid expenses                                                       282,672                    411,079
  Other current assets                                                   277,678                    288,852
------------------------------------------------------------------------------------------------------------
      Total current assets                                             8,836,510                 10,290,737
------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     1,769,436                  1,551,480
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)             8,768                     35,070
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,309,021 and $3,247,646)                 5,903,067                  5,963,407
  Deferred income taxes                                                2,511,424                  2,503,633
  Trademarks (net of amortization of $89,462 and $79,653)                309,468                    309,286
  Other                                                                  309,867                    189,865
------------------------------------------------------------------------------------------------------------
      Total other assets                                               9,042,594                  9,001,261
------------------------------------------------------------------------------------------------------------
      Total assets                                                  $ 19,648,540               $ 20,843,478
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                            $  2,184,109               $  2,557,836
  Income taxes payable                                                   960,376                    962,753
  Accrued expenses and other liabilities                               2,095,744                  2,840,248
  Long-term debt due within one year                                      17,229                     16,852
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                         5,257,458                  6,377,689
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                       66,831                     71,282
------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                         66,831                     71,282
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                       -                          -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,688,421 and 6,657,842 shares             6,688,421                  6,657,842
  Capital in excess of par value                                       8,278,720                  8,279,299
  Unearned compensation, net                                             (24,663)                   (40,910)
  Retained earnings                                                      259,617                    376,686
  Accumulated other comprehensive loss (Note 4)                         (877,844)                  (878,410)
------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      14,324,251                 14,394,507
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                    $ 19,648,540               $ 20,843,478
===========================================================================================================

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          For the three months ended
                                                                December 31,
                                                         2000                  1999
---------------------------------------------------------------------------------------
Revenues:
  Net product sales                                   $ 7,390,712          $ 8,479,223
---------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of products sold                                 4,294,135            5,100,481
  Selling, general and administrative expenses          3,191,293            3,110,527
  Interest expense                                         29,284                9,624
  Other expenses, net                                       9,492                7,282
---------------------------------------------------------------------------------------
    Total operating costs and expenses                  7,524,204            8,227,914
---------------------------------------------------------------------------------------

(Loss) income before income taxes                        (133,492)             251,309
(Benefit) provision  for income taxes                     (16,423)                   -
---------------------------------------------------------------------------------------

Net (loss) income                                     $  (117,069)         $   251,309
=======================================================================================


Weighted average number of shares outstanding:
  Basic and diluted                                     6,668,252            5,352,648
=======================================================================================

Per share of common stock (Note 3):
  Basic and diluted                                   $    ( 0.02)         $      0.05
=======================================================================================

Cash dividends paid per common share                  $         -          $        -
=======================================================================================




See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                        For the three months ended
                                                               December 31,
                                                         2000                1999
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                   $  (117,069)         $ 251,309
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
        Depreciation and amortization                     246,760            236,601
        Common/treasury shares issued, net of
            unearned compensation                          46,247             60,387
        Provision for losses on receivables                     -             30,395
        Deferred income taxes                             (18,698)                 -
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                    487,337            (75,363)
    Increase in inventories                              (320,264)          (295,083)
    Decrease (increase) in prepaid expenses               128,407            (19,038)
    Decrease in other current assets                       11,174              4,830
    Decrease in accounts payable                         (373,727)          (310,299)
    Decrease in accrued expenses and other
       liabilities                                       (744,504)          (290,609)
    Decrease in income taxes payable                       (2,377)            (5,731)
    Other, net                                           (129,427)           (36,558)
---------------------------------------------------------------------------------------
            Net cash used in operating activities        (786,141)          (449,159)
---------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                   (394,567)           (72,505)
---------------------------------------------------------------------------------------
            Net cash used in investing activities        (394,567)           (72,505)
---------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payment of long term debt                                (4,074)           (31,341)
---------------------------------------------------------------------------------------
            Net cash used in financing activities          (4,074)           (31,341)
---------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents              (1,184,782)          (553,005)
Cash and cash equivalents, beginning of period          1,535,051            764,719
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $   350,269        $   211,714
=======================================================================================


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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

At December 31, 2000 and 1999, $254,000 and $-0-, respectively, of advertising was reported as prepaid assets.

     3.  Earnings Per Share

The denominators for calculating our basic and diluted earnings per share are identical for the quarter ended December 31, 2000 as the 689,444 outstanding options, subject to purchase, were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for this period.

The denominators for calculating our basic and diluted earnings per share were also identical for the quarter ended December 31, 1999 as all of the options outstanding, and subject to purchase, at that time were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been anti-dilutive.

     4. Comprehensive Income/Loss

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive loss of $116,500 for the three months ended December 31, 2000 and comprehensive income of $258,100 for the corresponding period ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

     Net Product Sales

Net product sales of $7,390,700 for the quarter ended December 31, 2000 were $1,088,500 or 12.8% lower when compared to sales for the same quarter in fiscal 2000 of $8,479,200. The decrease in sales was primarily attributable to lower sales in Western Europe, specifically Portugal, Holland, Spain and Switzerland. Portugal's reduction accounts for the largest unfavorable impact in Western Europe and reflects adjustments made by this importer to his inventory levels, an activity that was planned for and that he does routinely.

Net product sales and loss from continuing operations are not materially impacted by inflation or changing prices.

     Gross Profit

The gross margin for the quarter ended December 31, 2000 was $3,096,600 or 41.9% of sales as compared to $3,378,700 or 39.9% of sales in the first quarter of fiscal 2000. The $282,100 decrease in margin is attributable to an unfavorable sales volume variance of $586,500 and unfavorable plant spending of $44,200 offset by a favorable material variance of $348,500. Material costs for commodities such as cardboard (packaging), filters, motors, and electrical cords have continued to be reduced by improving vendor quality, improving internal processes, and identifying and pursuing cost savings opportunities.

     Selling, General, and Administrative

SG&A expenses of $3,191,300 or 43.2% of sales for the quarter ended December 31, 2000 were $80,800 higher when compared to the same period in fiscal 2000 of $3,110,500 or 36.7% of sales. These higher costs are attributable to a net increase in selling expenses associated with conventions and contests, increased rental expense associated with our new corporate headquarters, offset by an overall decrease in compensation expense.

     Income Taxes

The effective income tax rate for the quarter ended December 31, 2000 is (12.3%) compared to an effective rate of 0% for the same period in fiscal 2000. The change in the effective rate is primarily attributable to the recognition of tax benefits for the current year loss from operations. In addition, the prior year effective tax rate was reduced by the utilization of net loss carryforwards not previously recognized.

     Net (Loss) Income

We recorded a net loss of ($117,100) for the quarter ended December 31, 2000 compared to net income of $251,300 for the same quarter in fiscal 2000. As noted above, the net loss was primarily attributable to lower sales in Western Europe. We had however, anticipated and expected this amount of net loss for the first fiscal quarter in 2001 based upon our annual operating plan which reflected the nature of the business environment, the annual sales cycle and recent initiative efforts and developments within our company.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

Cash flows from operating activities utilized net cash of $786,100 for the three months ended December 31, 2000, principally due to cash outflows resulting from decreases in accounts payable and accrued expenses of $373,700 and $744,500, respectively, and increased inventory of $320,300, offset by a decrease in receivables of $487,300 and net non-cash expenses of $157,200 primarily relating to depreciation and amortization of $246,800 and net loss of $117,100.

Cash disbursements for the quarter ended December 31, 2000 were approximately $550,000 greater than purchases recorded for the same time period thus resulting in a decreased accounts payable balance. Although the raw material inventory balances at December 31, 2000 exceeded those at September 30, 2000, the bulk of the raw materials were purchased in the months of October and November and due to vendor terms were paid for by the end of the first quarter of fiscal 2001. Approximately $150,000-$200,000 more of raw material was purchased during the quarter ended December 31, 2000 than was converted to finished goods during this same period. This is attributable to lower than anticipated sales in these months. Also reflected in the decreased payable balance is the fact that SG&A expenses were lower overall for the first quarter in fiscal 2001.

The decrease in accrued expenses and other liabilities primarily relates to the payment of the fiscal 2000 management incentive bonus.

A decline in our receivables at December 31, 2000 as compared to September 30, 2000 is largely attributable to lower sales in the first two months of the quarter, as well as the receipt of several payments for large international orders.

     Investing Activities

Capital expenditures of $394,600 represent the entire net cash used in investing activities for the quarter ended December 31, 2000, of which the largest portion relates to tooling associated with new units anticipated for release during fiscal 2001.

     Financing Activities

Net cash used in financing activities, for the payment of long-term debt, was $4,100.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures, expenses associated with the execution of our brand-awareness initiatives and research and development costs. As of December 31, 2000 there were no outstanding monies due on our current credit facility.

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. We were required to adopt FAS 133 for the quarter ended December 31, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. Due to the fact that we are currently not engaged in hedging activities and that there are currently no use of derivative instruments within our company, the adoption of FAS 133 did not have any effect on our results of operations or financial position.

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

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

   27.00          Financial Data Schedule

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HMI Industries Inc.
                                              ------------------
                                                 (Registrant)

Date:    February 1, 2001                     /s/ Julie A. McGraw
         ----------------                     -------------------
                                              Julie A. McGraw
                                              Vice President - Chief Financial
                                              Officer and Treasurer