Form 10-Q
period 2001-03-31
HMI INDUSTRIES INC
filed 2001-05-09
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001
                               --------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to _____________________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                               -------------------
             (Exact name of Registrant as Specified in Its Charter)

           DELAWARE                                     36-1202810
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     ---------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 24, 2001
------------------------------------            -----------------------------
Common stock, $1 par value per share                       6,706,721
================================================================================

INDEX

PART I.  FINANCIAL INFORMATION ..............................................3

  ITEM 1. FINANCIAL STATEMENTS ..............................................3
    CONSOLIDATED CONDENSED BALANCE SHEETS ...................................3
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME .............................4
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW ..........................5
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) ........6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..............................................8
    Results of Operations ...................................................8
    Liquidity and Capital Resources  .......................................10
    Future Accounting Requirements .........................................11
    Cautionary Statement for "Safe Harbor" Purposes Under the Private
    Securities Litigation Reform Act of 1995 ...............................11
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......12

PART II.  OTHER INFORMATION ................................................12

  ITEM 1.  LEGAL PROCEEDINGS ...............................................12
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................12
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................12
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............12
  ITEM 5.  OTHER INFORMATION ...............................................12
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................12
      (a) Index to Exhibits ................................................12
      (b) Reports on Form 8-K ..............................................12

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                                 MARCH 31,      September 30,
                                                                                   2001             2000
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    207,474      $  1,535,051
  Trade accounts receivable (net of allowance of $527,985 and $507,483)          2,964,894         3,206,903
  Note receivable                                                                   87,676           105,211
  Inventories:
    Finished goods                                                               1,628,125         1,778,013
    Work-in-progress, raw material and supplies                                  1,866,437         1,437,393
  Deferred income taxes                                                          1,617,968         1,528,235
  Prepaid expenses                                                                 261,226           411,079
  Other current assets                                                             465,267           288,852
-------------------------------------------------------------------------------------------------------------
      Total current assets                                                       9,099,067        10,290,737
-------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                               2,308,891         1,551,480
-------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)                           -            35,070
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,370,397 and $3,247,646)                           5,821,790         5,963,407
  Deferred income taxes                                                          2,489,504         2,503,633
  Trademarks (net of amortization of $99,079 and $79,653)                          331,288           309,286
  Other                                                                            309,867           189,865
-------------------------------------------------------------------------------------------------------------
      Total other assets                                                         8,952,449         9,001,261
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $ 20,360,407      $ 20,843,478
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                      $  2,849,400      $  2,557,836
  Income taxes payable                                                             511,798           962,753
  Accrued expenses and other liabilities                                         2,190,935         2,840,248
  Long-term debt due within one year                                                17,615            16,852
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   5,569,748         6,377,689
-------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                 62,279            71,282
-------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                   62,279            71,282
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                -                 -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,706,721 and 6,657,842 shares                       6,706,721         6,657,842
  Capital in excess of par value                                                 8,280,420         8,279,299
  Unearned compensation, net                                                       (10,844)          (40,910)
  Retained earnings                                                                651,785           376,686
  Accumulated other comprehensive loss (Note 4)                                   (899,702)         (878,410)
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                14,728,380        14,394,507
-------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                              $ 20,360,407      $ 20,843,478
-------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)


                                                 For the three months ended March 31,  For the six months ended March 31,
                                                         2001            2000               2001              2000
--------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                $  8,955,954      $  9,655,463      $ 16,346,666      $ 18,134,686
--------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                               5,176,497         5,642,118         9,470,632        10,742,599
  Selling, general and administrative expenses        3,806,507         3,740,627         6,997,800         6,851,154
  Interest expense                                       20,600             8,989            49,884            18,613
  Other expense (income), net                            42,757           (67,398)           52,249           (60,116)
--------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                9,046,361         9,324,336        16,570,565        17,552,250
--------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                       (90,407)          331,127          (223,899)          582,436
(Benefit) provision for income taxes                   (482,575)           21,000          (498,998)           21,000
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $    392,168      $    310,127      $    275,099      $    561,436
--------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                               6,693,698         5,846,161         6,717,631         5,596,693
  Diluted                                             6,727,311         5,852,332         6,734,252         5,599,778
--------------------------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK (NOTE 3):
  Basic                                            $      0.059      $      0.053      $      0.041      $      0.100
  Diluted                                          $      0.058      $      0.053      $      0.041      $      0.100
--------------------------------------------------------------------------------------------------------------------------

CASH DIVIDENDS PER COMMON SHARE                    $          -      $          -      $          -       $         -
--------------------------------------------------------------------------------------------------------------------------


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                    For the six months ended March 31,
                                                                         2001             2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   275,099      $   561,436
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    (USED IN) PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                   430,848          473,078
        Provision for loss on sale/disposal of assets                         -           11,564
       Common/treasury shares issued, net of unearned
          compensation                                                   80,066          122,362
       Provision for losses on receivables                               28,276           35,723
       Deferred income taxes                                            (75,604)               -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in receivables                                  266,338         (889,306)
    Increase in inventories                                            (279,156)         (85,354)
    Decrease in prepaid expenses                                        149,853           68,228
    Increase in other current assets                                   (176,415)         (46,583)
    Increase (decrease) in accounts payable                             291,564         (152,654)
    (Decrease) increase in accrued expenses and other
      liabilities                                                      (649,313)         207,183
    Decrease in income taxes payable                                   (450,955)         (22,768)
    Other, net                                                         (182,721)        (142,180)
------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by operating activities        (292,120)         140,729
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (1,027,217)        (477,620)
------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (1,027,217)        (477,620)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                  -        1,925,944
  Payment of long term debt                                              (8,240)         (41,929)
------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities          (8,240)       1,884,015
------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                 (1,327,577)       1,547,124
Cash and cash equivalents, beginning of period                        1,535,051          764,719
Cash and cash equivalents, end of period                            $   207,474      $ 2,311,843
------------------------------------------------------------------------------------------------------




See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

  2. Prepaid Advertising
  ----------------------
We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement will be amortized over a twelve-month period following the first introduction of the advertisement into our Americas sales division, which is anticipated in the second calendar quarter of 2001.

At March 31, 2001 and 2000, $307,700 and $-0-, respectively, of advertising was reported as other current assets.

  3. Earnings Per Share
  ---------------------
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                              Six Months Ended March 31,
                                              --------------------------
                                            2001                      2000
                                       -----------------       ----------------
                                                   Per                      Per
                                                  Share                    Share
                                       Shares    Amount        Shares     Amount
                                       -----     ------        -----     -------
Basic EPS                              6,718     $0.041        5,597     $ 0.100
  Effect of dilutive stock options        16     $    -            3     $     -
                                       -----     ------        -----     -------
Diluted EPS                            6,734     $0.041        5,600     $ 0.100
                                       =====     ======        =====     =======


                                               Three Months Ended March 31,
                                               ----------------------------
                                            2001                    2000
                                       -----------------       ----------------
                                                 Per                     Per
                                                Share                    Share
                                       Shares   Amount        Shares     Amount
                                       ----------------       -----------------
Basic EPS                              6,694    $ 0.059       5,846     $0.053
  Effect of dilutive stock options        33    $(0.001)          6     $    -
                                       -----    -------       -----     -------
Diluted EPS                            6,727    $ 0.058       5,852     $0.053
                                       =====    =======       =====     =======


As of March 31, 2001, 562,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.25 to $7.50 per share and expire between the period January 2, 2002 and August 29, 2010.

As of March 31, 2000, 467,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options ranged from $1.31 to $11.63 per share and expired between the period January 2, 2001 and February 18, 2004.

  4. Comprehensive Income/Loss
  ----------------------------
Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $370,300 and $253,800 for the three and six months ended March 31, 2001, respectively and comprehensive income of $307,600 and $565,700 for the corresponding periods ending March 31, 2000.

  5. Income Taxes
  ---------------
During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET PRODUCT SALES-
  Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000
  -----------------------------------------------------------------------
Net product sales of $8,956,000 for the quarter ended March 31, 2001 were $699,500 or 7.2% lower when compared to sales for the same quarter in fiscal 2000 of $9,655,500. The decrease in sales was primarily attributable to lower sales in Europe and the Middle East offset by increased sales in the Americas. The sales decline in Western Europe accounted for the largest portion of the international decrease and was driven by decreased sales to the U.K. and Holland. The reduced sales to the U.K. were the result of the loss of our largest importer who resigned from his importer-ship with HMI in the first quarter of fiscal 2001. While two of his former distributors have since become importers, it will be some time before their volume offsets his loss. The reduced sales to the Holland importer were primarily the result of said importer reducing his inventory in anticipation of a move from Holland to Belgium. The move was completed April 1, 2001 and this importer will now focus on the Belgium territory; in the mean time a different importer recently began opening offices in Holland.

The increased sales in the Americas over the prior year was driven primarily by increased Defender(R) sales, which exceeded Majestic(R) sales for the quarter for the first time since the product's introduction. Defender(R) sales have been favorably impacted by its recent approval as a Class II Medical Device by the Food and Drug Administration. Defender(R) sales have also increased as distributors continued the trend of marketing the Majestic(R) and Defender(R) together as a system rather than as standalone products. Finally, Majestic(R) sales have increased over the prior year due to the opening of additional offices within the existing network as well as the switch of distributors from a competitor.

   First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000
   ---------------------------------------------------------------------------
Net product sales of $16,346,700 for the six months ended March 31, 2001 were $1,788,000 or 9.9% lower when compared to sales for the same period in fiscal 2000 of $18,134,700. The decrease in sales was primarily attributable to lower sales in Europe and the Middle East offset by increased sales in the Americas. The decreased sales to Western Europe had the largest international unfavorable impact, and were primarily due to decreased sales to Portugal, Holland and the U.K. The reduced sales to Portugal reflect adjustments made by this importer, in the first quarter of fiscal 2001, to his inventory levels, an activity that was planned for and that he does routinely. The reduced sales to the Holland (Belgium) importer reflect the reduced level of warehouse sales to distributors in the U.K. who typically purchase smaller quantities from this "European warehouse" rather than container sized shipments directly from HMI. The lower sales were also a result of a reduced level of sales within this importer's own territory as discussed above. The decreased level of sales to the U.K. is primarily due to the aforementioned loss of our largest U.K. distributor. The increased sales in the Americas were driven by the second quarter as discussed above.

 GROSS PROFIT-
    Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000
    -----------------------------------------------------------------------
The gross margin for the quarter ended March 31, 2001 was $3,779,500 or 42.2% of sales as compared to $4,013,300 or 41.6% of sales in 2000, a decrease of $233,800. This decrease in gross margin is largely attributed to an unfavorable sales volume variance of $394,000 offset by a reduction in overhead costs of $186,400. The favorable overhead costs are primarily the result of lower depreciation, warranty and product liability related expenses.

    First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000
    ---------------------------------------------------------------------------
The gross margin for the six months ended March 31, 2001 was $6,876,000 or 42.1% of sales as compared to $7,392,100 or 40.8% of sales in 2000. This decrease in the gross margin of $516,100 is principally attributed to an unfavorable sales volume variance of $986,600 offset by a favorable material variance of $328,800 and reduced overhead costs of $142,200. Material costs for commodities such as cardboard (packaging), filters, motors, and electrical cords have continued to be reduced by improving vendor quality, improving internal processes, and identifying and pursuing cost savings opportunities. The favorable overhead spending variance was primarily due to the aforementioned lower depreciation, warranty and product liability related expenses offset by increased freight costs.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")-
    Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000
    -----------------------------------------------------------------------
SG&A expenses for the quarter ended March 31, 2001 were $3,806,500 or 42.5% of sales as compared to $3,740,600 or 38.7% of sales for the same period in fiscal 2000. This increase in SG&A expenses of $65,900 is primarily attributable to non-recurring professional fees of $345,500 associated with the evaluation of potential growth opportunities and increased product development expenses offset by a refund of Canadian General Sales Taxes, lower compensation expense, a reduction of expenses associated with our prior year corporate relocation, as well as the timing of certain sales meetings/conventions, which occurred in second quarter of fiscal 2000 but will occur in the third quarter of this year.

    First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000
    ---------------------------------------------------------------------------
SG&A expenses for the six months ended March 31, 2001 were $146,600 higher when compared to the six months ended March 31, 2000, $6,997,800 or 42.8% of sales versus $6,851,200 or 37.8%, respectively. This was due to the aforementioned second quarter variances discussed above, as well as increases occurring in the first quarter of fiscal 2001 which were driven by selling expenses associated with contests and our European convention, product development and increased rental expense associated with our new corporate headquarters, offset by an overall decrease in compensation expense.

(LOSS) INCOME BEFORE INCOME TAXES-
We recorded a net loss before taxes of ($90,400) for the quarter ended March 31, 2001 compared to $331,100 for the second quarter of fiscal 2000. As noted above, the net loss was impacted by lower sales in Western Europe. It was also impacted by the expenses associated with our recent evaluation of potential growth opportunities; had it not been for these one-time activities, our earnings before taxes would have been $255,100 for the quarter ended March 31, 2001. The year-to-date loss before taxes of ($223,900) was $806,300 lower when compared to the same period in the prior year. This was due to the aforementioned second quarter items as well as the first quarter anticipated loss, which had been expected based upon our annual operating plan as it reflected the nature of the business environment, the annual sales cycle and recent initiative efforts and developments within our company.

INCOME TAXES-
The effective income tax rate for the quarter ended March 31, 2001 was 533.8% compared to an effective rate of 6.3% for the same period in fiscal 2000. The change in the effective rate was primarily attributable to the reversal of income tax reserves. During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years. The effective tax rate absent the reversal of these reserves would have been 41.6%.

The effective income tax rate for the six months ended March 31, 2001 was 222.9% compared to 3.6% in fiscal 2000. This difference was driven by the aforementioned reversal of income tax reserves, and the prior year utilization of net operating loss carry-forwards not previously recognized.


INFLATION AND PRICING-
Net product sales and loss from continuing operations are not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES
    Operating Activities
    --------------------
Cash flows from operating activities utilized net cash of $292,100 for the six months ended March 31, 2001, principally due to cash outflows resulting from decreases in accrued expenses and other liabilities and income taxes payable of $649,300 and $451,000, respectively, offset by net non-cash expenses of $463,600 primarily relating to depreciation and amortization of $430,800, and net income of $275,100.

The decrease in accrued expenses and other liabilities primarily relates to the payment of the fiscal 2000 management incentive bonus and litigation settlement payouts. The decrease in income taxes payable relates to the reversal of income tax reserves as discussed above.

    Investing Activities
   --------------------

Capital expenditures of $1,027,200 represent the entire net cash used in investing activities for the six months ended March 31, 2001, of which the largest portion relates to tooling associated with new units anticipated for release during the fourth calendar quarter of 2001.

    Financing Activities
    --------------------
Net cash used in financing activities, for the payment of long-term debt, was $8,200.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures, expenses associated with the execution of our brand-awareness initiatives and research and development costs. As of March 31, 2001 there were no outstanding monies due on our current credit facility.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

27.00      Financial Data Schedule

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HMI Industries Inc.
                                         -------------------
                                            (Registrant)

Date: May  9, 2001                       /s/ Julie A. McGraw
      ------------                       -------------------
                                           Julie A. McGraw
                                           Vice President - Chief Financial
                                           Officer