Form 10-Q
period 2001-06-30
HMI INDUSTRIES INC
filed 2001-08-08
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                               -------------------
             (Exact name of Registrant as Specified in Its Charter)

             DELAWARE                                  36-1202810
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at August 1, 2001
------------------------        -----------------------------------
                                Common stock, $1 par value per share 6,707,832

===============================================================================

INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8
      Results of Operations.......................................................................................8
      Liquidity and Capital Resources-...........................................................................11
      Future Accounting Requirements.............................................................................12
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of
      1995.......................................................................................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................13

PART II.  OTHER INFORMATION......................................................................................13

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................13
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................13
   ITEM 5.  OTHER INFORMATION....................................................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................13
      (a) Index to Exhibits......................................................................................13
      (b) Reports on Form 8-K....................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                               JUNE 30,       September 30,
                                                                                 2001             2000
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    159,674     $  1,535,051
  Trade accounts receivable (net of allowance of $507,619 and $507,483)         3,263,323        3,206,903
  Note receivable                                                                  61,373          105,211
  Inventories:
    Finished goods                                                              1,950,445        1,778,013
    Work-in-progress, raw material and supplies                                 1,848,488        1,437,393
  Deferred income taxes                                                         1,541,276        1,528,235
  Prepaid expenses                                                                336,021          411,079
  Other current assets                                                            351,172          288,852
----------------------------------------------------------------------------------------------------------
      Total current assets                                                      9,511,772       10,290,737
----------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                              2,660,506        1,551,480
----------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)                          -           35,070
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,431,772 and $3,247,646)                          5,776,056        5,963,407
  Deferred income taxes                                                         2,575,157        2,503,633
  Trademarks (net of amortization of $109,987 and $79,653)                        351,123          309,286
  Other                                                                           315,095          189,865
----------------------------------------------------------------------------------------------------------
      Total other assets                                                        9,017,431        9,001,261
----------------------------------------------------------------------------------------------------------
      Total assets                                                           $ 21,189,709     $ 20,843,478
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                             $    863,085     $          -
  Trade accounts payable                                                        2,777,895        2,557,836
  Income taxes payable                                                            547,636          962,753
  Accrued expenses and other liabilities                                        2,130,248        2,840,248
  Long-term debt due within one year                                               18,010           16,852
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  6,336,874        6,377,689
----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                57,626           71,282
----------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                  57,626           71,282
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none               -                -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,707,832 and 6,657,842 shares                      6,707,832        6,657,842
  Capital in excess of par value                                                8,279,309        8,279,299
  Unearned compensation, net                                                       (9,499)         (40,910)
  Retained earnings                                                               700,810          376,686
  Accumulated other comprehensive loss (Note 5)                                  (883,243)        (878,410)
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                               14,795,209       14,394,507
----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                             $ 21,189,709     $ 20,843,478
==========================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                         For the three months ended June 30,  For the nine months ended June 30,
                                                  2001            2000             2001             2000
----------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                          $  8,979,782    $  8,312,578     $ 25,326,448     $ 26,447,264
----------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                         5,424,051       5,019,300       14,894,683       15,761,899
  Selling, general and administrative expenses  3,391,540       2,997,770       10,389,340        9,848,924
  Interest expense                                 21,910          15,855           71,794           34,468
  Other expense (income), net                      51,899         (74,653)         104,148         (134,769)
----------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses          8,889,400       7,958,272       25,459,965       25,510,522
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  90,382         354,306         (133,517)         936,742
Provision (benefit) for income taxes               41,357               -         (457,641)          21,000
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE DISCONTINUED OPERATIONS              49,025         354,306          324,124          915,742
================================================================================================================
Gain on disposal of Bliss Manufacturing
  (net of taxes of $-0-)                                -         425,000                -          425,000
----------------------------------------------------------------------------------------------------------------
NET  INCOME                                  $     49,025    $    779,306     $    324,124     $  1,340,742
----------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                         6,701,204       6,615,012        6,712,652        5,936,133
  Diluted                                       6,715,309       6,627,390        6,739,639        5,944,350
================================================================================================================

BASIC PER SHARE OF COMMON STOCK (NOTE 3):
  Income before discontinued operations      $      0.007    $      0.054     $      0.048     $      0.154
  Gain on disposal                           $          -    $      0.064     $          -     $      0.072
----------------------------------------------------------------------------------------------------------------
  Net income                                 $      0.007    $      0.118     $      0.048     $      0.226
================================================================================================================

DILUTED  PER SHARE OF COMMON STOCK
(NOTE 3):
  Income before discontinued operations      $      0.007    $      0.053     $      0.048     $      0.154
  Gain on disposal                           $          -    $      0.064     $          -     $      0.071
----------------------------------------------------------------------------------------------------------------
  Net income                                 $      0.007    $      0.117     $      0.048     $      0.225
================================================================================================================
CASH DIVIDENDS PER COMMON SHARE              $          -    $          -     $          -     $          -
================================================================================================================



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                      For the nine months ended June 30,
                                                              2001            2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   324,124     $ 1,340,742
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     USED IN OPERATING ACTIVITIES:
        Depreciation and amortization                        665,595         593,626
        Provision for loss on sale/disposal of assets              -          11,952
        Gain on disposal of discontinued operation                 -        (425,000)
       Common/treasury shares issued, net of unearned
          compensation                                        81,411         168,609
       Provision for losses on receivables                     5,744          48,224
       Deferred income taxes                                 (84,565)              -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in receivables                        16,744        (864,094)
    Increase in inventories                                 (583,527)       (288,657)
    Decrease (increase) in prepaid expenses                   75,058         (30,255)
    (Increase) decrease in other current assets              (62,320)          3,079
    Increase (decrease) in accounts payable                  220,059        (692,230)
    (Decrease) increase in accrued expenses and other
      liabilities                                           (710,000)         36,379
    Decrease in income taxes payable                        (415,117)        (72,048)
    Other, net                                              (202,234)       (346,724)
----------------------------------------------------------------------------------------
            Net cash used in operating activities           (669,028)       (516,397)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (1,556,936)       (739,400)
----------------------------------------------------------------------------------------
            Net cash used in investing activities         (1,556,936)       (739,400)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                       -       1,925,944
  Net borrowings under credit facility                       863,085               -
  Payment of long term debt                                  (12,498)        (46,583)
----------------------------------------------------------------------------------------
            Net cash provided by financing activities        850,587       1,879,361
----------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents      (1,375,377)        623,564
Cash and cash equivalents, beginning of period             1,535,051         764,719
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $   159,674     $ 1,388,283
========================================================================================

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

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement will be amortized over a twelve-month period following the first introduction of the advertisement into our Americas sales division, which is anticipated in the fourth fiscal quarter of 2001.

At June 30, 2001 and 2000, $396,700 and $164,600 of advertising, respectively, was reported as assets.

     3. EARNINGS PER SHARE
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                       Nine Months Ended June 30,
                                                       -------------------------
                                                    2001                          2000
                                          ------------------------      ----------------------------
                                                                                             Per
                                                                                         -----------
                                                            Per                             Share
                                                           Share                         -----------
                                            Shares         Amount           Shares         Amount
                                          ----------      ----------      ---------      -----------
Basic EPS                                     6,713    $      0.048          5,936    $       0.226
  Effect of dilutive stock options               27    $          -              8    $      (0.001)
                                          ----------      ----------      ---------      -----------
Diluted EPS                                   6,740    $      0.048          5,944    $       0.225
                                          ==========      ==========      =========      ===========

                                                          Three Months Ended June 30,
                                                          --------------------------
                                                    2001                          2000
                                          ------------------------      ----------------------------
                                                                                             Per
                                                                                         -----------
                                                            Per                             Share
                                                           Share                         -----------
                                            Shares         Amount           Shares         Amount
                                          ----------      ----------      ---------      -----------
Basic EPS                                     6,701    $      0.007          6,615    $       0.118
  Effect of dilutive stock options               14    $          -             12    $      (0.001)
                                          ----------      ----------      ---------      -----------
Diluted EPS                                   6,715    $      0.007          6,627    $       0.117
                                          ==========      ==========      =========      ===========


As of June 30, 2001, 556,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.25 to $7.50 per share and expire between the period January 2, 2002 and August 29, 2010.

As of June 30, 2000, 421,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The exercise prices of these options range from $1.50 to $11.63 per share and expire between the period January 2, 2001 and February 18, 2004.

     4. DEBT

In June 2001, we terminated our credit facility with our lender and entered into a $2,000,000 revolving line of credit with a new lender consisting of loans against our eligible receivables and inventory. The new credit agreement expires in 2003 and calls for interest to accrue at the prime rate (7.0% at June 30, 2001). The new facility provides us with an improved interest rate, increased availability and more favorable eligibility requirements, lower annual fees and less restrictive negative covenants.

The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and limitations on tangible net worth, interest coverage ratio and capital expenditures. There were no covenant violations under the credit facility agreement as of June 30, 2001.

     5. COMPREHENSIVE INCOME/LOSS
Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $65,500 and $319,300 for the three and nine months ended June 30, 2001, respectively and comprehensive income of $770,800 and $1,336,500 for the corresponding periods ending June 30, 2000.

     6. INCOME TAXES
During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded, in March 2001, a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET PRODUCT SALES-
     THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000
     ---------------------------------------------------------------------
Net product sales of $8,979,800 for the quarter ended June 30, 2001 were $677,200 or 8.0% higher when compared to sales for the same quarter in fiscal 2000 of $8,312,600. The increase in sales was primarily attributable to increased sales in Europe and the Americas, offset by slight decreases in Asia and Canada. European sales increased primarily as a result of favorable After Market Sales ("AMS") in Western Europe due to the opening of a new Portugal AMS facility, and to increased Majestic(R) and Defender(R) sales in Norway, Denmark and Germany.

Increased Defender(R), Majestic(R) and Health-Mor at Home(TM) sales were the contributors to the increase in the Americas sales. This increase was driven primarily by growth in Defender(R) sales, which exceeded Majestic(R) sales for the second consecutive quarter and for only the second time since the products introduction. Defender(R) sales have been favorably impacted by the recent introduction of the new model as well as its approval as a Class II Medical Device by the Food and Drug Administration. Defender(R) sales have also increased as distributors continued the trend of marketing the Majestic(R) and Defender(R) together as a system rather than as standalone products and by the opening of additional offices within the existing network as well as the switch of distributors from a competitor. Majestic(R) sales were favorably impacted by these additional offices as well. Also contributing to the Americas revenue growth were sales from Health-Mor at Home(TM), a direct to consumer outbound sales force formed by us in early fiscal year 2001. Health-Mor at Home(TM) was designed to assist the consumer in locations where distributors were no longer located.

     FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL
2000
Net product sales of $25,326,400 for the nine months ended June 30, 2001 were $1,120,900 or 4.2% lower when compared to sales for the same period in fiscal 2000 of $26,447,300. The decrease in sales was primarily attributable to lower international sales in Europe and Asia offset by increased sales in the Americas. Decreased sales in Western Europe had the largest unfavorable international impact and were primarily impacted by reduced sales to Portugal, the U.K. and Belgium.

The reduced sales to Portugal reflect adjustments made by this importer to his inventory levels in the first and third quarters of fiscal 2001. The adjustment made in the first quarter was a planned activity that the importer does routinely. Although the sell through to the end consumer remained consistent with the prior year, the importer made an adjustment in the third quarter to lower his warehouse safety stock in order to improve his cash flow position to assist in the development of a distribution network in Brazil.

The reduced sales to the U.K. were the result of the loss of our largest importer who resigned from his importer-ship with HMI in the first quarter of fiscal 2001. While a former distributor has since become an importer, it will be some time before that volume offsets his loss. The decline in the Belgium importer's sales was largely associated with the reduced level of warehouse sales to distributors in the U.K. who typically purchase smaller quantities from this "European warehouse" rather than container-sized shipments purchased directly from HMI.

The increased sales in the Americas were due to the same rationale as discussed above.

GROSS PROFIT-
     THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000
The gross margin for the quarter ended June 30, 2001 was $3,555,700 or 39.6% of sales as compared to $3,293,300 or 39.6% of sales in 2000, an increase of $262,400. This increase in gross margin was largely attributed to a favorable sales variance of $371,500 offset by increased overhead costs of $69,300.

     FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL
2000
The gross margin for the nine months ended June 30, 2001 was $10,431,800 or 41.2% of sales as compared to $10,685,400 or 40.4% of sales in 2000. This decrease in the gross margin of $253,600 was principally attributed to an unfavorable sales variance of $620,200 offset by a favorable material variance of $294,600 and reduced plant spending of $72,000. Material costs for commodities such as cardboard (packaging), filters, motors, and electrical cords continue to be reduced by improving vendor quality, improving internal processes, and identifying and pursuing cost savings opportunities.


SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")-
     THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000
SG&A expenses for the quarter ended June 30, 2001 were $3,391,500 or 37.8% of sales as compared to $2,997,800 or 36.1% of sales for the same period in fiscal 2000, an increase of $393,700. The increase in SG&A expenses was primarily attributable to expenses associated with our distributor development and training programs, sales meetings and advertising expenses offset by reduced outside consulting expenses. The increase of distributor development and training programs expense represented the largest portion of the increase and was reflective of a prior year adjustment made to the accrued liability and related expense of a certain distributor development program. This adjustment was based on the results of an actuarial study and resulted in a non-cash credit to income of $331,500. The actuarial study had been commissioned to refine the existing calculation and to provide the credibility of a third party verification.

     FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL
2000
SG&A expenses for the nine months ended June 30, 2001 were $540,400 higher when compared to the nine months ended June 30, 2000, $10,389,300 or 41.0% of sales versus $9,848,900 or 37.2%, respectively. This was largely due to items as discussed in the third quarter section above as well as an increase driven by non-recurring professional fees of $345,500 associated with the evaluation of potential growth opportunities offset by a refund of Canadian Goods and Services Taxes ("GST") and lower compensation expense.

INCOME (LOSS) BEFORE INCOME TAXES-
We recorded a loss before taxes of ($133,500) for the nine months ended June 30, 2001 compared to earnings of $936,700 for the same period in fiscal 2000. As noted above, the loss was significantly impacted by lower sales in Western Europe. It was also impacted by expenses, in the second quarter of fiscal 2001, associated with our evaluation of potential growth opportunities as noted above. Excluding these one-time activities, our earnings before taxes would have been $212,000 for the nine months ended June 30, 2001.

INCOME TAXES-
The effective income tax rate for the quarter ended June 30, 2001 was 45.8% compared to an effective rate of 0.0% for the same period in fiscal 2000. The change in the effective rate is primarily attributable to the fact that the prior year effective rate was reduced by the utilization of net operating loss carryforwards not previously recognized.

The effective income tax rate for the nine months ended June 30, 2001 was 342.8% compared to 2.2% in fiscal 2000. The difference was driven by the reversal of income tax reserves and the prior year utilization of net operating loss carryforwards not previously recognized. During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years. The effective tax rate absent the reversal of these reserves would have been 9.5%.

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

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. The indemnification obligation noted in the Stock Purchase Agreement did not survive the sale through the bankruptcy court, and as a result, in June 2000 the $425,000 reserve, recorded in accordance with the Stock Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Condensed Statements of Income.

INFLATION AND PRICING-
Net product sales and income (loss) from continuing operations are not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES-
     OPERATING ACTIVITIES
Cash flows from operating activities utilized net cash of $669,000 for the nine months ended June 30, 2001, principally due to cash outflows resulting from decreases in accrued expenses and other liabilities and income taxes payable of $710,000 and $415,100, respectively, and an increase in inventories of $583,500, offset by net non-cash expenses of $668,200 primarily relating to depreciation and amortization of $665,600, and net income of $324,100.

The decrease in accrued expenses and other liabilities primarily relates to the payment of the fiscal 2000 management incentive bonus and litigation settlement payouts. The decrease in income taxes payable relates to the reversal of income tax reserves as discussed above.

The inventory increase was largely a result of safety stock that was built to prevent any shipping interruptions to the distribution network for a planned one-week plant shutdown in July 2001 as well as additional raw material purchases relating to our new portable air room cleaner model.

     INVESTING ACTIVITIES
Capital expenditures of $1,556,900 represent the entire net cash used in investing activities for the nine months ended June 30, 2001, of which the largest portion relates to tooling associated with new units anticipated for release during the fourth calendar quarter of 2001.

     FINANCING ACTIVITIES
Net cash provided by financing activities was $850,600, which included $863,100 for net borrowings under the credit facility and $12,500 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures, expenses associated with the execution of our brand-awareness initiatives and research and development costs. As of June 30, 2001, there was $863,100 due on our credit facility.

FUTURE ACCOUNTING REQUIREMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations". FAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. FAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB also issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lifes. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing we have not yet completed our assessment of the impact of FAS 142 on our financial statements.

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

In June 1998, FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. We were required to adopt FAS 133 for the quarter ended December 31, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. Due to the fact that we are currently not engaged in hedging activities and that there are currently no use of derivative instruments within our company, the adoption of FAS 133 did not have any effect on our results of operations or financial position.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

   10.00    Material Contracts       Firstar Revolving Credit Agreement,
                                     attached

   10.01    Material Contracts       Bliss Stock Purchase Agreement,
                                     incorporated by reference from Form
                                     10-K/A3 for the year ended September 30,
                                     1997

   10.02    Material Contracts       Bliss Stock Purchase Agreement Settlement
                                     Letter, incorporated by reference from
                                     Form 10-Q for the quarter ended March 31,
                                     1999

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HMI Industries Inc.
                                      ------------------
                                          (Registrant)

Date:    August 7, 2001              /s/ Julie A. McGraw
         --------------              --------------------
                                        Julie A. McGraw
                                        Vice President - Chief Financial
                                        Officer