Form 10-K
period 2001-09-30
HMI INDUSTRIES INC
filed 2001-12-21
CIK 46445

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      36-1202810
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or organization)

6000 Lombardo Center, Suite 500, Seven Hills, Ohio             44131
--------------------------------------------------     -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (216) 986-8008

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 ---------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the OTC Bulletin Board on November 30, 2001 was approximately $3,586,014.

           Class                                         November 30, 2001
-------------------------------------             -----------------------------
Common stock, $1 par value per share                       6,707,832

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 2002 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on pages 45-46.    This report consists of 47 pages.
===============================================================================


TABLE OF CONTENTS
-----------------

PART I............................................................................................................2

   ITEM 1.  BUSINESS..............................................................................................2
   ITEM 2.  PROPERTIES............................................................................................9
   ITEM 3.  LEGAL PROCEEDINGS.....................................................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................9

PART II...........................................................................................................9

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................9
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................13
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................20
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................20

PART III.........................................................................................................20

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................................20
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................20
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................20
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................20

PART IV..........................................................................................................20

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................20

SIGNATURES.......................................................................................................22


INDEX TO FINANCIAL STATEMENTS....................................................................................23


INDEX TO EXHIBITS................................................................................................45

PART I.
(DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS
Our Company, HMI Industries Inc., is a worldwide, direct selling company engaged in the manufacture and sale of high filtration portable surface cleaners, portable room air cleaners and central vacuum cleaning systems. Our high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R) and Defender(R) (portable room air cleaner only) and our central vacuum cleaning system is sold under the trade names Vacu-Queen(R) and Majestic II(R).

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Our continuing operations consist of a single operating segment. See Note 1 of the Notes to the Consolidated Financial Statements for further information.

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

According to the U.S. Environmental Protection Agency, most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. In addition, studies by the EPA consistently rank indoor air pollution among the top five environmental risks to public health. According to the April 2000 issue of Town and Country Magazine... "Fifty million Americans, about one in five, now suffer from allergies..." In 2000, The American College of Allergy, Asthma & Immunology (ACAAI) reported that "Between 14 and 15 million Americans have asthma; 4.8 million are under the age of 18." Furthermore, the Asthma and Allergy Foundation of America states that: "The environmental triggers most likely to cause asthma attacks in children have become increasingly well defined. House dust mites, cockroaches, mold and animal dander have been identified as the principal allergens that trigger asthma symptoms." The American Lung Association has also stated that controlling the home environment is a very important part of asthma and allergy care.

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

Filter Queen uses a patented multifiltration system consisting of Cellupure(R), MEDIPure(R), and Enviropure(R) filter cones and cartridges. The Filter Queen Indoor Air Quality System(TM) is designed and proven to remove airborne particles and allergens such as dust, smoke, pollen, mold spores, animal dander, dust mites and harmful fibers that may lead to allergic reactions. Independent tests confirm that the Filter Queen Indoor Air Quality System(TM), when used with the above named filters and cartridges, removes 99.98% of particles at .01 micron, which is better than HEPA (high efficiency particulate arrestance technologies), the industry standard.

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

We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner compared with all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 USD. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. In fiscal 2002, we anticipate that we will offer a five-year optional warranty on the portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our distribution system consists of approximately 400 distributors and importers who sell our products. Our independent authorized distributors and importers sell our products in more than 50 countries worldwide.

Each distributor and importer has a defined territory in which he or she maintains the exclusive right to sell our company's products. Each distributor and importer sells the products to consumers through an in-home presentation given by a sales associate who, in some parts of the world, has been trained and certified by independent HMI trainers as an "Indoor Air Quality Specialist." Our products are sold through direct, in-home sales and direct response advertising, as both methods allow for a more complete presentation of the product's benefits. Distributors are granted the right to market our products using the demonstration method and utilizing our trademarks. These same distributors and importers are responsible for providing service and replacement parts and supplies to the end-consumers in their territories, which provides them with another source of revenue and potential referral network. In addition, in August 2001, we began testing the effectiveness of direct response television advertising. This method allows us to provide sales leads to our existing distribution channel and market our products to a broader audience.

U.S. MARKET. In the United States, we primarily sell our high filtration portable surface cleaner and portable room air cleaner through distributors who sell our products to end consumers through sales associates.

To aid in the retention of distributors and help with the development of their professional careers and independent businesses, we developed a unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Baldwin Wallace College, in Ohio and addresses everything from in-home demonstration techniques to generation of sales leads, personnel training, compliance matters, ownership and operation of a distributorship, and more.

In addition, in 2001, Health-Mor at Home(TM) was created as a direct to consumer outbound sales force designed to assist consumers in locations where distributors are no longer located and the National Advertising Campaign began which centers around the continued testing of a thirty-minute infomercial designed to increase brand awareness, generate sales leads, and open new territories.

MARKETS OUTSIDE THE U.S. Success in exporting is relatively new to us, occurring mostly in the last twenty years. To sell our products in a foreign market, we usually engage the services of a single importer to represent our products in each country. We have less contact with the direct sales networks employed by importers because we have fewer field staff outside the U.S. to support such sales networks. Since each country poses its own unique set of challenges (among others, currency fluctuations, differing political and economic systems, unique business and legal environments, inconsistent duty and tax requirements, and even civil unrest and war), it can be very difficult to penetrate a new market without the help of an individual from that market. As a consequence, we are dependent on our importers to address those challenges.

     MARKETING AND ADVERTISING

Traditionally, we have relied on our distributors to market and sell our products to consumers. A portion of the sales of our products by our distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end-consumers who purchase these products. Regulatory efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. There can be no assurance that such regulations will not further restrict telemarketing, and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the distributors have been developing alternative methods to generate leads for in-home demonstrations. Such alternative methods include, but are not limited to, setting up displays at trade shows and fairs, distributing flyers and door hangers, and using customer referral programs.

Though we have not marketed our products directly to the consumer in the past, we have been testing a National Advertising Campaign as a method to develop sales leads, increase market penetration and improve brand awareness.

This method of television advertising, more commonly referred to as an infomercial, may benefit us in numerous ways. First, it greatly improves our brand awareness and increases our credibility; second, it allows us to provide validated leads to our existing distribution channel; and third, we are now able to sell products directly to consumers in areas where we do not have representation by a distributor. Early returns are proving direct response television to be a complementary solution to our existing marketing channels.

In addition, we have teamed up with the National Trust for Historic Preservation ("National Trust") by exclusively supplying our high filtration portable surface cleaner to 19 homes of national historic significance under the National Trust's care. Under the agreement with the National Trust, we are permitted to advertise and promote the National Trust's choice of the Filter Queen(R) to take care of damaging dust and dirt in some of America's most nationally significant homes, including James Madison's Montpelier in Virginia, Frank Lloyd Wright's home and studio in Oak Park and the Robie House, Cliveden in Philadelphia, Lyndhurst in Tarrytown, New York and Woodrow Wilson's home in Washington, D.C.

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

     MAJOR CUSTOMERS AND DEPENDENCE ON INDEPENDENT DISTRIBUTORS

We are subject to risks specific to the individual countries in which we do business. Sales of our products to three of our international importers accounted for 13.1%, 11.2% and 10.2% of total product sales in fiscal 200l, 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000, and 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. The loss of any significant portion of our sales from these importers would have a material adverse impact on our sales and earnings.

Our revenues, and the stability of such revenues, are dependent on our relationships with third-party distributors and their sales persons and their level of satisfaction with our products and us. The distributors are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with distributors will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the distributors will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our financial condition and results of operations.

In addition, our business could be adversely affected by a variety of uncontrollable and changing factors, including but not limited to: difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; recessions in economies outside the United States; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; and changes in United States and foreign countries laws and policies affecting trade.

     BACKLOG

We operate monthly with a minimal backlog (backlog at September 30, 2001, 2000 and 1999 was $-0-, $19 and $40, respectively).

     COMPETITION

We experience strong competition in the sale of our high filtration portable surface cleaners, central vacuum systems and portable room air cleaners. Participants in the vacuum and indoor air cleaner industries compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived amount of particles removed by a vacuum cleaner or air filter. Vacuums and indoor air filters are sold through a variety of channels, including department stores, discount houses, appliance stores, and catalogs, generally at substantially lower prices than our products. According to the last survey from the Vacuum Dealers Trade Association, 75% of vacuum sales in 1998 were through retail store outlets while direct-selling companies like HMI sold 25%. We believe that our high filtration portable surface cleaner is competitive with other vacuum cleaners because of its superior performance and warranty, as described in greater detail above under "Products and Distribution."

Our high filtration portable surface cleaner and central vacuum system compete with many significant vacuum cleaner manufacturers and with regional and private label manufacturers, including other direct selling companies, such as Rainbow, Tri-Star, Kirby, Miracle Mate, Electrolux and Water-Matic, and companies that sell through retail outlets such as Eureka, Hoover, Kenmore and Royal. Our portable room air cleaner competes with other indoor air cleaners sold by direct-selling companies such as Alpine, and others that sell through retail outlets such as Honeywell and Bionaire. Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than us, and sell their products through broader and more extensive distribution channels.

     RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. In fiscal year 2001, 2000 and 1999, we invested $351, $643 and $290, respectively, in new product development. We anticipate expending less money on the development of new products in fiscal year 2002.

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

     EMPLOYEES

We employed 113 full-time and 10 part-time employees at September 30, 2001. None of our employees are parties to a collective bargaining agreement, and we believe our relationships with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Sales to international customers represent 57.8%, 64.4%, and 67.0% of net product sales for the years ending September 30, 2001, 2000, and 1999, respectively.

     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                              AGE                        POSITION AND TERMS OF SERVICE AS OFFICER
----------------------------    --------    ----------------------------------------------------------------------------
James R. Malone                   58        Chairman and Chief Executive Officer (1)
John A. Pryor                     58        President and Chief Operating Officer(2)
Carl H. Young III                 60        Vice President and General Counsel (3)
Julie A. McGraw                   37        Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
                                            (4)
Joseph Najm                       41        Vice President-Operations (5)


(1) Mr. Malone was elected Chairman of the Board of Directors in December 1996 and Chief Executive Officer in May 1997. From 1993 to 1997, Mr. Malone was Chairman, President, and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass containers.

(2) Mr. Pryor was elected President and Chief Operating Officer in September 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(3) Mr. Young was elected Vice President in September 2001. He previously served as President and Chief Operating Officer from July 1998 to September 2001, as Executive Vice President and Assistant Secretary from May 1997 to July 1998 and as Vice President from February 1997 to May 1997. He has served as General Counsel since 1997. From 1993 to 1997, Mr. Young served as Senior Vice President and General Counsel of Anchor Glass Container Corporation.

(4) Ms. McGraw was elected Chief Financial Officer and Treasurer in March 2000, Vice President in February 1999 and Corporate Controller in March 1998. She served as Assistant Corporate Controller from July 1996 until March 1998.

(5) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

ITEM 2.  PROPERTIES

The following table sets forth the location, character and size (in square feet) of the real estate we used in our operations at September 30, 2001:


Location                                  Character                                               Square Feet
-------------------------------------     ----------------------------------------------      --------------------
  United States of America
  Strongsville, Ohio                      Leased office, manufacturing
                                           and warehouse space                                      72,991

  Seven Hills, Ohio                       Leased office space                                       15,706

   Naples, Florida                        Leased office space                                        2,180


ITEM 3.  LEGAL PROCEEDINGS

Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2001 and 2000 were accruals of $15 and $177, respectively, relating to various claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Since February 11, 1999, our common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB". Our common stock was listed for trading on the NASDAQ National Market under the symbol "HMII" until February 10, 1999, the date when it was delisted. The delisting occurred as the stock no longer met Nasdaq's minimum public float requirement due to a combination of a decline in the price of our shares of common stock and a concentration of stock holding.

As of September 30, 2001, there were approximately 231 stockholders of record.

A summary of the quarterly high and low bid price of our common stock on the OTC Bulletin Board for the years ended September 30, 2001 and 2000, are as follows:

2001
                       High [1]                 Low [1]
                     --------------          --------------
        1st Quarter  $ 1.125                 $ 0.6875
        2nd Quarter  $ 1.5                   $ 0.84375
        3rd Quarter  $ 1.15                  $ 0.7
        4th Quarter  $ 1.15                  $ 1.01

2000
                        High [1]                Low [1]
                     ---------------          -------------
        1st Quarter  $ 1.4375                 $ 0.5
        2nd Quarter  $ 1.375                  $ 0.9375
        3rd Quarter  $ 1.5                    $ 1.03125
        4th Quarter  $ 1.5                    $ 1.0

[1] The bid price for our common stock was received from Nasdaq Trading & Market Services. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. No dividends were declared in 2001 or 2000 as the credit agreement with our lender presently prohibits us from declaring or paying any dividends.

On March 1, 2000, we successfully completed a private offering of our common stock in a transaction exempt from the registration requirements under federal securities law pursuant to section 4(2) of the Securities Act of 1933. A total of 1,231 shares of our common stock were sold at $1.625 per share. Individuals affiliated with HMI acquired approximately 71% of the Shares, which were purchased at a 35% premium over the market value. Net proceeds received from the sale of the shares were used for general business purposes and in the beginning implementation stage of our strategic initiatives as described below.

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

Our plan was to use the proceeds from this offering and funds from operations and bank financing to implement our strategic plan. Even with the monies raised by the offering, there can be no assurance that cash generated from operations or other sources of financing will be available that will enable us to fully implement the strategic plan. In addition, there can be no assurance that our financial condition and results of operations will not be materially and adversely affected if we are unable to fully implement our strategic initiatives.

ITEM 6.  SELECTED FINANCIAL DATA
In thousands except per share amounts and ratios

                                            2001         2000         1999        1998         1997
                                         ---------    ----------    ---------   ----------   ---------

Net Product Sales                        $ 32,299     $ 34,621     $ 36,927     $ 38,748     $ 49,878
Cost of Product Sold and SG&A Expenses   $ 32,518     $ 33,515     $ 38,447     $ 48,203     $ 68,603
 Impairment Loss                         $   --       $   --       $  2,665     $   --       $   --
Other Income (Expense), net              $    287     $      6     $     60     $ (1,335)    $ (2,038)
(Loss) Income From Continuing
  Operations Before Taxes                $   (506)    $  1,112     $ (4,125)    $(10,790)    $(20,763)
(Loss) Income Margin From Continuing
  Operations Before Taxes                    (1.6%)        3.2%       (11.2%)      (27.8%)      (41.6%)
Income Tax (Benefit) Expense             $   (593)    $   (353)    $    116     $ (2,217)    $ (7,286)
Income Tax Rate                             117.2%       (31.7%)       (2.8%)       20.5%        35.1%
Income (Loss) From Continuing
  Operations                             $     87     $  1,465     $ (4,241)    $ (8,573)    $(13,477)
Income (Loss) Margin From Continuing
  Operations                                  0.3%         4.2%       (11.4%)      (21.9%)      (26.7%)
Income From Discontinued Operations      $   --       $   --       $   --       $    441     $  2,347
Gain (Loss) on Disposals                 $   --       $    425     $   (375)    $  7,157     $ (5,520)
Net Income (Loss)                        $     87     $  1,890     $ (4,616)    $   (975)    $(16,650)
Net Income (Loss) Margin                      0.3%         5.5%       (12.4%)       (2.5%)      (33.0%)

Per Share Data - Basic and Diluted:
Income (Loss) Before Discontinued
  Operations                             $   0.01     $   0.24     $  (0.81)    $  (1.66)    $  (2.72)
Income From Discontinued Operations      $   --       $   --       $   --       $    .09     $    .47
Gain (Loss) on Disposals                 $   --       $   0.07     $  (0.07)    $   1.38     $  (1.11)
Net Income (Loss)                        $   0.01     $   0.31     $  (0.88)    $  (0.19)    $  (3.36)
Weighted Average Number of Common
  Shares Outstanding:
   Basic                                    6,691        6,113        5,263        5,170        4,956
   Diluted                                  6,724        6,140        5,263        5,170        4,956

Total Assets                             $ 20,843     $ 20,843     $ 17,465     $ 24,409     $ 54,590
Long-Term Debt                           $     75     $     71     $   --       $     42     $    763
Stockholders' Equity                     $ 14,543     $ 14,394     $ 10,326     $ 14,099     $ 14,552
Working Capital                          $  1,923     $  3,913     $    612     $    (18)    $  2,680

Ratio of Current Assets to Current
  Liabilities                                1.31         1.61         1.09         1.00         1.07
Percent of Earnings on Average
  Stockholders' Equity                        0.6%        15.3%       (37.8%)      (6.80%)      (73.3%)
Stock High                                1 11/16        1 3/4        2 1/4        6 1/2        8 1/8
Stock Low                                   11/16          1/2            1        1 1/4        3 7/8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The discussion and analysis contained in this section relates only to our continuing operations.

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000
NET PRODUCT SALES- Net product sales of $32,299 for the year ended September 30, 2001, were $2,322 or 6.7% lower when compared to the prior year sales of $34,621. The decrease in sales was primarily attributable to lower international sales in Western Europe and Asia offset by increased sales in the Americas. Decreased sales in Western Europe had the largest unfavorable international impact and were primarily attributable to reduced sales to Portugal, the U.K. and Belgium.

The reduced sales to Portugal reflect realignments made by this importer to his inventory levels throughout fiscal 2001. The realignment was done in part to lower warehouse safety stock in order to improve his cash flow position to assist in the development of a distribution network in Brazil and in part due to a lower sell through rate to the end consumer in the fourth quarter.

The reduced sales to the U.K. were the result of the loss of our largest importer who resigned as an HMI importer in the first quarter of fiscal 2001. While a former distributor has since become the importer for that territory, it will be some time before the new distributor can recover the volume loss from the largest importer. The decline in the Belgium (formerly Holland) importer's sales was largely associated with the reduced level of warehouse sales to distributors in the U.K. who typically purchase smaller quantities from this "European warehouse" rather than container-sized shipments purchased directly from HMI.

Sales in the Americas to our existing distributor base increased $1,321 from fiscal 2000 and were driven primarily by growth in Defender(R) sales, which have been favorably impacted by the recent introduction of the new model as well as its approval in the second quarter as a Class II Medical Device by the Food and Drug Administration. Defender(R) sales have also increased as distributors continued the trend of marketing the Majestic(R) and Defender(R) together as a system rather than as standalone products, by the opening of additional offices within the existing network, as well as the switch of distributors from a competitor. Majestic(R) sales were favorably impacted by these additional offices as well. Further contributing to the Americas revenue growth were sales from our Health-Mor at Home(TM) and infomercial initiatives. Health-Mor at Home(TM) is a direct to consumer outbound sales force formed by us in early fiscal year 2001 that is designed to assist consumers in locations where distributors were no longer located. Our infomercial, which was rolled out in the fourth quarter, is intended to increase sales and brand awareness in areas where we do not have distributors.

Net product sales were not materially impacted by changing prices.



GROSS PROFIT- The gross margin for the year ended September 30, 2001, was $13,166 or 40.8% of sales as compared to $14,173 or 40.9% of sales in 2000. This decrease in the gross margin of $1,007 was principally attributable to lower year-to-date sales volume, which negatively impacted the gross margin by $1,290. The negative sales volume was offset by a favorable material variance of $271, which was associated with lower costs for commodities such as cardboard packaging, filters, motors, and electrical cords that continue to be reduced by improving vendor quality, internal processes, and identifying and pursuing cost savings opportunities.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative ("SG&A") expenses for the year ended September 30, 2001, of $13,385 were unfavorable to fiscal 2000 expenses of $13,067 by $318. The increase in SG&A was largely attributable to increases associated with the training, support and development of our distributors, advertising costs associated with the development and airtime of our television infomercial, and non-recurring professional fees incurred in the second quarter in connection with the evaluation of potential growth opportunities. This overall increase in expense was offset by certain reduced expenses, which were primarily driven by the absence of a bonus expense in 2001. Lower product development expense and a refund of Canadian Goods and Services Taxes also helped to reduce the overall increase.

INTEREST EXPENSE - Interest expense for fiscal year 2001 was $101, or $54 higher than fiscal 2000 due primarily to higher outstanding balances on the credit facility as compared to that in fiscal 2000.

OTHER (INCOME) EXPENSE - The increase in other (income) expense from ($53) in fiscal 2000 to $186 for the year ended September 30, 2001 resulted in part from an assessment, in fiscal 2001, associated with a state sales and use tax audit, as well as a decrease of other income associated with the cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES - The effective income tax rate for the year ended September 30, 2001 was 117.2% compared to (31.7%) in fiscal 2000. This difference was driven by the reversal of income tax reserves and the prior year utilization of net operating loss carryforwards not previously recognized. During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As the examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years. The effective rate absent these reserves would have been (29.2%).

The effective rate for fiscal 2000 was primarily attributable to the utilization and reversal of the $1,008 valuation allowance associated with the U.S. net operating loss carryforwards recorded in prior years (See Note 7 to the Consolidated Financial Statements).

GAIN ON DISPOSAL - On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425,000 for future environmental damage expenditures pursuant to section 8.5 of this Purchase Agreement. This amount was recorded as an estimate of potential liability under the Stock Purchase Agreement as studies conducted by independent third parties noted no obligations under existing regulatory guidelines.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all Bliss facilities were auctioned through the Bankruptcy Court. The indemnification obligation noted in the Stock Purchase Agreement did not survive the sale through the bankruptcy court, and as a result, in June 2000 the $425,000 reserve, recorded in accordance with the Stock Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Statements of Operations (See Note 2 to the Consolidated Financial Statements).

INFLATION AND PRICING - While inflation or changing prices have not had, and we do not expect them to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation or changing prices in the future.

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999
NET PRODUCT SALES- Net product sales of $34,621 for the year ended September 30, 2000, were $2,306 or 6.2% lower when compared to the prior year sales of $36,927. The decrease in sales was primarily related to the decline of sales in Asia and Western Europe of $1,831 and $1,571, respectively, offset by increased sales to Eastern Europe/Middle East of $1,136.

The decrease in Asia was largely the result of decreased Majestic(R) volume, which was driven primarily by a sales decline in Japan. This situation was being addressed through a reorganization of the territories within the Japanese importer's network of distributors. However, in September 2000, the importer, in the best interest of his network and HMI, made the decision to sell his business to a group led by the two largest volume distributors in his network and the former President of his business. The sale was effective October 1, 2000, and given that this new group had made a substantial investment in their business, which deals with our Filter Queen(R) products, management of HMI anticipated that this new group of importers would meet or exceed the sales targets for fiscal 2001.

Sales in Western Europe have been adversely effected by decreased sales to our Holland importer and a major U.K. importer. These decreases were offset by increased sales to Portugal and Spain, as these two countries continued to grow their businesses. Holland sales were negatively impacted by the fact that some of our Eastern European and Middle Eastern distributors had increased their volume sufficiently enough to be able to order container-sized shipments directly from us. Accordingly, they no longer needed to buy product from our Holland importer. Decreased sales within his own territory also added to the Holland importer's overall sales decline, as telemarketing regulations in this area had hindered the growth and stability of the direct sales market. Our major U.K. importer's business suffered when, in the first quarter of fiscal 2000, he lost two master distributors to a competitor. He spent the rest of the year working to rebuild his network and open new offices. In addition, an English television news expose on disreputable sales associates (not affiliated with this importer) demonstrating the Filter Queen(R) product in the U.K., as well as a truck drivers strike which caused an oil/gas shortage in the U.K., had an adverse effect on the importer's attitude toward the business which prevented him from making any appreciable recovery during the year. This caused him to resign his position as an importer of our product.

The favorable sales comparison in the Eastern European/Middle Eastern region was primarily related to increased sales in Norway and Turkey. As previously discussed these importers had grown their businesses and increased their sales volume to the point where they were now able to place container-sized orders directly from us. As such, they no longer purchased product from our Holland importer, as was done in fiscal 1999.

Net product sales were not materially impacted by any changing prices.

GROSS PROFIT- The gross margin for the year ended September 30, 2000, was $14,173 or 40.9% of sales as compared to $12,829 or 34.7% of sales in 1999. This increase in the gross margin of $1,344 was principally attributed to favorable material and overhead spending variances of

$2,275 and $198, respectively; offset by lower year-to-date sales volume, which negatively impacted the gross margin by $1,129.

Material costs were reduced due to management's on-going focus to improve quality and reduce costs. The key areas in which material cost reductions had been obtained were filtration products, motors and molded plastic parts, as well as other improvements in the procurement process. Material costs had also been favorably impacted by reduced obsolescence expense, which was $691 lower than the prior year due to adjustments recorded in fiscal 1999 for certain motors and product changes.

Improved purchasing and inventory controls further contributed to the current year improvement. In addition, our parts specifications was conveyed clearly to our suppliers who must meet our specifications. Vendor charge backs have become the norm when parts fail our quality inspection. Process improvements and operational efficiencies brought about by Total Quality Control procedures reduced direct labor costs in our manufacturing plant. These are examples of where attention to cost and quality directly resulted in improved gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE - Selling, general, and administrative ("SG&A") expenses for the year ended September 30, 2000, of $13,067 were favorable to fiscal 1999 expenses of $14,349 by $1,282. The decrease in SG&A was primarily attributable to decreases associated with the decreased sales volume, such as commissions and certain career development expenses, which decreased $987. Other significant favorable variances were for rental equipment, a distributor development program and legal and professional fees. Rental equipment expense was favorable $369 as a result of the cancellation and subsequent settlement of a computer equipment lease, which was accrued for, in fiscal 1999. The distributor development program adjustment was based on the results of an actuarial study and resulted in a non-cash credit to income of $332, during the third quarter of fiscal 2000. The actuarial study was commissioned to refine the existing calculation and to provide the credibility of a third party verification. Legal and professional expenses were down $327 as a result of reduced legal activity in this year. Offsetting these favorable variances were $657 in benefits expense associated with the fiscal year 2000 incentive program.

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

OTHER (INCOME) EXPENSE - The decrease in other income from $131 in fiscal 1999 to $53 for the year ended September 30, 2000 was primarily associated with the reclass of financing revenue to this line of our Consolidated Statement of Operations. Financing revenue represents the interest and fees generated on the contracts financed by our Australian, Canadian, and United States subsidiaries. It was decided in January 1998 to discontinue the financing of contracts to the end customers. In fiscal 2000, any remaining monies received relating to this business were recorded to the other income/expense line of our Consolidated Statements of Operations. Therefore, finance revenue of $436 for the year ended September 30, 1999 was reclassified to conform to the 2000 presentation. The financing revenue decreased due to the January 1998 cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES - The effective income tax rate for the year ended September 30, 2000 was (31.7%) compared to (2.8%) in fiscal 1999. The effective tax rate for fiscal 1999 was attributable to the establishment of a valuation allowance against 1999 net operating losses offset by a provision for state taxes. The valuation allowance was established in September of 1999, because although we had just reported our first profitable quarter in sixteen quarters, management felt that this was still not enough positive evidence at that time to warrant an adjustment to the valuation allowance that had been previously established to reserve a portion of the deferred tax asset. During the first three quarters of fiscal 2000, we recognized operating profits but utilized the `rolling' method of accounting for income taxes which resulted in the reduction of the valuation allowance associated with U.S. deferred tax assets to the extent those assets were utilized in a given quarter. This method created an effective tax rate of 0% for each quarter. However, as of September 30, 2000, it was management's belief that enough positive evidence existed so as to warrant the reversal of the valuation allowance associated with domestic deferred tax assets. Therefore the income tax benefit and the effective tax rate for fiscal 2000 primarily represent the reversal of this portion of the valuation allowance. (See Note 7 to the Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES- Cash flows from operating activities utilized net cash of $424 for the year ended September 30, 2001, principally due to cash outflows resulting from decreases in accrued expenses and other liabilities, account payables, and income taxes of $824, $655 and $431, respectively, and an increase in inventories of $532, offset by decreased receivables of $1,181 and net non-cash expenses of $854, primarily relating to depreciation and amortization of $913.

The decrease in accrued expenses and other liabilities primarily relates to the payment of the fiscal 2000 management incentive bonus, adjustments to the warranty reserve, and litigation settlement payouts. Cash disbursements for the month of September 2001 exceeded purchasing activity by nearly $300, resulting in a decreased accounts payable balance. This decrease was also a result of a $400 decrease in raw material purchases in the month of September 2001, attributable to improved management of the supply chain lead-times. The decrease in income taxes payable relates to the reversal of income tax reserves as discussed above in the "Results of Operations - 2001 compared with 2000" section. The increase in inventory is largely a direct result of lower than anticipated product revenue, as well as additional purchases relating to our new portable room air cleaner model.

The decline in our receivables balance is largely attributable to lower sales in September 2001 versus September 2000.

INVESTING ACTIVITIES- Capital expenditures of $2,278 represent the entire net cash used in investing activities for the year ended September 30, 2001, of which the largest portion relates to tooling associated with new units anticipated for release during fiscal 2002.

FINANCING ACTIVITIES- Net cash provided by financing activities was $1,174, which included $1,191 for net borrowings under the credit facility and $17 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures, expenses associated with the execution of our brand-awareness initiatives and research and development costs. As of September 30, 2001, there was $1,191 borrowed on our $2,000 credit facility.

SCHEDULE 13D- On October 19, 2001, Kirk W. Foley and certain other reporting persons filed a Statement on Schedule 13D reporting the acquisition of additional shares of our common stock by such persons. According to the Schedule 13D, the reporting persons intend to seek, among other things, (i) control of our board of directors and (ii) to have our board of directors engage an investment banking firm to explore strategic alternatives. We have rejected these proposals; however, we are engaged in negotiations with Mr. Foley regarding what role, if any, the Schedule 13D filers will have in the company on a going forward basis.

FUTURE ACCOUNTING REQUIREMENTS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 "Reporting The Results of Operations - Reporting The Effects of Disposal of a Segment if a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We have not yet determined the impact, if any, this standard will have on our operating results and financial position.

In July 2001, the FASB issued FAS 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. FAS 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB also issued FAS 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing, we have not yet completed our assessment of the impact of FAS 142 on our financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. We adopted SAB 101 during the fourth quarter of fiscal 2001. The adoption of this statement did not have a material impact on our financial statements.

In June 1998, FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. We were required to adopt FAS 133 for the quarter ended December 31, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. Due to the fact that we are currently not engaged in hedging activities, the adoption of FAS 133 did not have any effect on our results of operations or financial position.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" - PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" relating to infomercial sales and brand awareness and in "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of September 30, 2001, we had $1,191 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the September 30, 2001 rates and assuming no changes in outstanding debt levels from the September 30, 2001 levels, we would realize an increase in our annual interest expense of approximately $6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index to Financial Statements included on page 23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION
See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information provided under the captions "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership", and "Executive Compensation" in the Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report.

     1. FINANCIAL STATEMENTS - Reference is made to the Index to Financial Statements, included as page 23 of this report.

     2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Index to Financial Statements, included as page 23 of this report.

     3. EXHIBITS - Reference is made to the Index to Exhibits, included as pages 45-46 of this report.

(b) Report on Form 8-K.
    No report on Form 8-K was filed during the last quarter of fiscal 2001.

(c)      Exhibits.
         Reference is made to the Index to Exhibits, included as pages 45-46 of this report.

(d)      Financial Statement Schedules.
         Reference is made to the Index to Financial Statements, included as page 23 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HMI INDUSTRIES INC.
                                  (Registrant)

                                  by /s/ Julie A. McGraw
                                    ------------------------------------------
                                        Julie A. McGraw
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        December 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                           /s/ Carl H. Young III                       /s/ Robert J. Abrahams
------------------------------------------    ----------------------------------------    ----------------------------------------
James R. Malone                               Carl H. Young III                           Robert J. Abrahams
Chairman of the Board, Chief Executive        Vice President and Director                 Director
Officer and Director                          December 17, 2001                           December 19, 2001
December 17, 2001


/s/ Thomas N. Davidson                        /s/ John S. Meany, Jr.                      /s/ Barry L. Needler
------------------------------------------    ----------------------------------------    ----------------------------------------
Thomas N. Davidson                            John S. Meany, Jr.                          Barry L. Needler
Director                                      Director                                    Director
December 18, 2001                             December 17, 2001                           December 20, 2001


/s/ Murray Walker                             /s/ Ivan J. Winfield                        /s/ Earl J. Watson
------------------------------------------    ----------------------------------------    ----------------------------------------
Murray Walker                                 Ivan J. Winfield                            Earl J. Watson
Director                                      Director                                    Corporate Controller
December 21, 2001                             December 21, 2001                           December 17, 2001

INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
Report of Management ..................................................    24

Report of Independent Accountants .....................................    25

FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of September 30, 2001
    and 2000 ..........................................................    26

  Consolidated Statements of Operations for the years ended
    September 30, 2001, 2000 and 1999 .................................    27

  Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 2001, 2000 and 1999 ...........................    28

  Consolidated Statements of Cash Flow for the years ended
    September 30, 2001, 2000 and 1999 .................................    29

  Notes to Consolidated Financial Statements ..........................   30-42

  Report of Independent Accountants on Financial Statement Schedule ...    43

FINANCIAL STATEMENT SCHEDULE:  II - Valuation and Qualifying
Accounts and Reserves .................................................    44


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

The financial statements in this report have been audited by the independent accounting firm of PricewaterhouseCoopers LLP. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on HMI's financial statements.

The Audit Committee of the Board of Directors, of which outside directors are members, meets periodically with the independent accountants and management to review accounting, auditing, internal control and financial reporting matters. The independent accountants have full and free access to the Audit Committee and its individual members at any time.

                                             /s/ John A. Pryor
                                             ----------------------------------
                                             John Pryor
                                             President, Chief Operating Officer

                                              /s/ Carl H. Young III
                                             ----------------------------------
                                             Carl H. Young III
                                             Vice President

                                              /s/ Julie A. McGraw
                                             ----------------------------------
                                             Julie A. McGraw
                                             Vice President, Chief Financial
                                             Officer and Treasurer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of HMI Industries Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flow present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
---------------------------------
Cleveland, Ohio
December 17, 2001


HMI Industries Inc.
CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except par values                   SEPTEMBER 30,         September 30,
                                                                         2001                   2000
------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $        7           $      1,535
  Trade accounts receivable (net of allowance of $464 and $507)                2,131                  3,207
  Note receivable                                                                 35                    105
  Inventories:
    Finished goods                                                             1,902                  1,778
    Work-in-progress, raw material and supplies                                1,845                  1,437
  Deferred income taxes                                                        1,681                  1,528
  Prepaid expenses                                                               184                    411
  Other current assets                                                           363                    290
------------------------------------------------------------------------------------------------------------
      Total current assets                                                     8,148                 10,291
------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                             3,810                  1,551
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Long-term note receivable (less amounts due within one year)                     -                     35
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $3,493 and $3,248)                     5,698                  5,963
  Deferred income taxes                                                        2,581                  2,504
  Trademarks (net of accumulated amortization of $120 and $80)                   337                    309
  Other                                                                          269                    190
------------------------------------------------------------------------------------------------------------
      Total other assets                                                       8,885                  9,001
------------------------------------------------------------------------------------------------------------
      Total assets                                                      $     20,843           $     20,843
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                         $     1,191             $        -
  Trade accounts payable                                                       1,902                  2,558
  Income taxes payable                                                           532                    963
  Accrued expenses and other liabilities                                       2,016                  2,840
  Long-term debt due within one year                                             584                     17
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                 6,225                  6,378
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                               75                     71
------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                 75                     71
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none              -                      -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,708 and 6,658 shares                             6,708                  6,658
  Capital in excess of par value                                               8,279                  8,279
  Unearned compensation, net                                                     (8)                   (41)
  Retained earnings                                                              464                    377
  Accumulated other comprehensive loss (Note 1)                                (900)                  (879)
------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              14,543                 14,394
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                        $     20,843           $     20,843
============================================================================================================


See notes to consolidated financial statements.

HMI Industries Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars and shares in thousands, except per share data                     FOR THE YEARS ENDED SEPTEMBER 30,
                                                                        2001               2000               1999
------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                      $  32,299        $   34,621         $   36,927
------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                     19,133            20,448             24,098
  Selling, general and administrative expenses                              13,385            13,067             14,349
  Impairment loss (Note 3)                                                       -                 -              2,665
  Interest expense                                                             101                47                 71
  Other expense (income), net                                                  186              (53)              (131)
------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                      32,805            33,509             41,052
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 (506)             1,112            (4,125)
(Benefit) provision for income taxes                                         (593)             (353)                116
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                        87             1,465            (4,241)
------------------------------------------------------------------------------------------------------------------------

Gain (loss) on disposals-
  Bliss Manufacturing (net of taxes of $-0-, $-0-, and $-0-)                     -               425              (375)
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        $      87        $    1,890         $  (4,616)
=========================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                      6,691             6,113              5,263
  Diluted                                                                    6,724             6,140              5,263
=========================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  Income (loss) from continuing operations                               $    0.01         $    0.24         $   (0.81)
  Gain (loss) on disposals                                               $       -         $    0.07         $   (0.07)
------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                      $    0.01         $    0.31         $   (0.88)
=========================================================================================================================


See notes to consolidated financial statements.

HMI Industries Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


Dollars in thousands
                                           Capital
                                             in                                Accumulated
                                           Excess                 Retained        Other                  Treasury     Total
                                 Common    of Par       Unearned  Earnings    Comprehensive   Treasury    Stock    Stockholders'
                                 Stock     Value     Compensation (Deficit)       Loss          Shares    Amount      Equity
                                ---------  -------  ------------- ---------    --------------  --------  --------- -------------

Balance at September 30, 1998    $ 5,369   $8,246       ($595)     $ 3,103        ($ 1,038)        210    ($ 986)      $ 14,099


  Comprehensive loss:
    Net loss                                                        (4,616)                                              (4,616)
    Translation adjustment                                                              31                                   31
                                                                                                                      ----------
  Total comprehensive loss                                                                                               (4,585)
  Write off of sold
      subsidiaries
      cumulative translation
      adjustment                                                                       139                                  139
  Treasury shares issued                     (613)                                                (178)      860            247
  Unearned compensation                                   450                                                               450
  Employee benefit stock                      (24)                                                                          (24)

                                 =======   =======       =====      =======          ======     ========  =======     ==========
Balance at September 30, 1999      5,369    7,609        (145)      (1,513)           (868)         32      (126)        10,326

  Comprehensive loss:
    Net income                                                       1,890                                                1,890
    Translation adjustment                                                             (11)                                 (11)
                                                                                                                      ----------
  Total comprehensive income                                                                                              1,879
  Treasury shares issued                      (92)                                                 (32)      126             34
  Issuance of common stock         1,289      714                                                                         2,003
  Unearned compensation                                   104                                                               104
  Employee benefit stock                       48                                                                            48

                                 =======   =======       =====      =======          ======     ========  =======     ==========
Balance at September 30, 2000      6,658    8,279         (41)         377            (879)         -          -         14,394

  COMPREHENSIVE INCOME:
    NET INCOME                                                          87                                                   87
    TRANSLATION ADJUSTMENT                                                             (21)                                 (21)
                                                                                                                      ----------
  TOTAL COMPREHENSIVE INCOME                                                                                                 66
  ISSUANCE OF COMMON STOCK            50                                                                                     50
  UNEARNED COMPENSATION                                    33                                                                33
                                 =======   =======       =====      =======          ======     ========  =======     ==========
BALANCE AT SEPTEMBER 30, 2001    $ 6,708   $8,279        ($ 8)     $   464          ($ 900)         -          -       $ 14,543
                                 =======   =======       =====      =======          ======     ========  =======     ==========





See notes to consolidated financial statements.


HMI Industries Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
Dollars in thousands                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                                     2001     2000       1999
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    87    $ 1,890    $(4,616)
  Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                 913        802        823
        Impairment of asset                                          --         --        2,665
        (Gain) loss on disposal of discontinued operations           --         (425)       375
        Provision for loss on sale/disposal of assets                --           12         48
        Treasury/common shares issued, net of unearned
           compensation                                                83        263        674
        Deferred income taxes                                        (230)      (435)      --
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                              1,181       (868)     1,881
    (Increase) decrease in inventories                               (532)      (380)     1,529
    Decrease (increase) in prepaid expenses                           227       (234)        49
    Increase in other current assets                                  (73)      (244)       (46)
    Decrease in accounts payable                                     (656)      (329)    (2,231)
    (Decrease) increase in accrued expenses and other
           liabilities                                               (824)        71       (575)
    Decrease in income taxes payable                                 (431)       (53)      (110)
    Other, net                                                       (169)      (205)       161
-----------------------------------------------------------------------------------------------
            Net cash (used in) provided by operating activities      (424)      (135)       627
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                  --         --          793
  Capital expenditures                                             (2,278)      (970)       (76)
-----------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities    (2,278)      (970)       717
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit facility                 1,191       --         (508)
  Payment of long term debt                                           (17)       (51)      (122)
  Net proceeds from issuance of common stock                         --        1,926       --
-----------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities     1,174      1,875       (630)
-----------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (1,528)       770        714
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,535        765         51
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     7    $ 1,535    $   765
=================================================================================================

See notes to consolidated financial statements.

HMI Industries Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

BASIS OF CONSOLIDATION
The consolidated financial statements include all controlled subsidiaries. Operations include the accounts of HMI Industries Inc and the following wholly-owned subsidiaries: Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, HMI Acceptance Corporation, and Health-Mor Acceptance Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

Our principal products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner, and a portable room air cleaner that helps to remove particles, gases and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM), primarily in the United States. In other areas, primarily Asia and Europe, the two products are sold separately.

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

CASH EQUIVALENTS
We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are comprised primarily of commercial paper. We believe the carrying amounts approximate fair value due to the short maturities of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
On a quarterly basis, we perform a review of potentially uncollectible trade accounts receivable to provide our best estimate of the net realizable value of the receivables.

PREPAID ADVERTISING
We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, in no event longer than one year.

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen(R) television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement is being amortized over a twelve-month period, which began in July 2001, following the first introduction of the advertisement into our Americas sales division.

At September 30, 2001 and 2000, $275, and $254, respectively, of advertising was reported as other current assets. Advertising expense was $591, $193, and $49, in fiscal 2001, 2000 and 1999, respectively.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) method, which provides a better matching of current costs and revenues. The following presents the effect on inventories and income before taxes had the Company used the first-in, first-out
(FIFO) method of inventory valuation.

                                                                           2001           2000
                                                                         ---------      ---------
Percentage of total inventories on LIFO                                      100%           100%
Inventory amount had FIFO method been utilized to value inventory     $     4,147    $     3,709
Increase in net income before taxes due to LIFO                       $        94    $        38

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of 5 years for leasehold improvements and 3 to 10 years for machinery and equipment. Improvements, which extend the useful life of property, plant and equipment, are capitalized, and maintenance and repairs are expensed. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in income.

GOODWILL AND OTHER INTANGIBLE ASSETS
Intangibles resulting from business acquisitions, comprising cost in excess of net assets of businesses acquired, are being amortized on a straight-line basis over 40 years.

Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If there is an impairment in value, recorded balances will be adjusted.

Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years.

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

Exchange gains and losses from transactions in a currency other than the local currency of the entity involved are included in income as they occur. Significantly all of our product sales to our customer base are conducted in U.S. dollars and therefore net transaction and translation adjustments are not significant.

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

SEGMENT REPORTING
We conduct our business as a single reportable segment.

CONCENTRATIONS
Sales of our products to three of our international importers accounted for 13.1%, 11.2% and 10.2% of total product sales in fiscal 200l, 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000, and 20.5%, 11.6% and 11.0% of total product sales in fiscal year 1999. The loss of any significant portion of our sales from these importers would have a material adverse impact on our sales and earnings.

Our revenues, and the stability of such revenues, are dependent on our relationships with third-party distributors and their sales persons and their level of satisfaction with our products and us. The distributors are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with distributors will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the distributors will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our business, prospects, financial condition and results of operations.

Sales to international customers represent 57.8%, 64.4% and 67.0% of net product sales for the years ending September 30, 2001, 2000 and 1999, respectively.

REVENUE RECOGNITION
Our revenue recognition policy is to recognize revenues when products are shipped, or for certain customers when the products are received by the customer's shipping agent, at which time title transfers to the customer.

WARRANTY
Estimated future warranty obligations related to our products are provided by charges to operations in the period in which the related revenue is recognized. This provision is reviewed, and if necessary, adjusted quarterly to reflect the actual experience.

RESEARCH AND DEVELOPMENT COSTS
Costs incurred in research and development are expensed as incurred and included in SG&A expenses. In fiscal year 2001, 2000 and 1999, we invested $351, $643 and $290, respectively, in new product development.

INCOME TAXES
We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the tax consequences in the future years for differences between the financial and tax bases of assets and liabilities at year-end are reflected as deferred income taxes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $96, $44 and $68 for the years ended September 30, 2001, 2000 and 1999, respectively.

Each of the following transactions has been treated as non-cash items for purposes of the Consolidated Statements of Cash Flows. During the fourth quarter of fiscal 2001, we recorded $588 in debt in exchange for assets. These assets have been vendor-financed and consist primarily of tools, molds and production equipment associated with our new unit, anticipated for launch in fiscal 2003. During the second quarter of fiscal 2000, by entering into three capital leases, we incurred debt totaling $97 in exchange for assets. The assets consisted of racking and compactors for our Strongsville, Ohio manufacturing facility.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) for the year ended September 30,

                                                 2001                2000
                                          ---------------      ----------------
                                                      Per                  Per
                                                     Share                Share
                                          Shares    Amount     Shares     Amount
                                          -----      -----      -----      -----

Basic EPS                                 6,691      $ 0.01     6,113      $ 0.31
  Effect of dilutive stock options           33        --          27        --
                                          ------     ------     ------     ------
Diluted EPS                               6,724      $ 0.01     6,140      $ 0.31
                                          ======     ======     ======     ======


The shares used for calculating our basic and diluted earnings per share amounts were identical as of September 30, 1999 as the outstanding options were not included as the result would have been anti-dilutive since a loss from continuing operations existed for that period.

Options outstanding during the years ended September 30, 2001 and 2000 to purchase approximately 1,322, and 616 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

FUTURE ACCOUNTING REQUIREMENTS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 "Reporting The Results of Operations - Reporting The Effects of Disposal of a Segment if a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We have not yet determined the impact, if any, this standard will have on our operating results and financial position.

In July 2001, the FASB issued FAS 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. In addition, this Statement addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The Statement also provides criteria for the separate recognition of intangible assets acquired in a business combination. FAS 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB also issued FAS 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing, we have not yet completed our assessment of the impact of FAS 142 on our financial statements.

2. DISCONTINUED OPERATIONS

In fiscal 1998, we reported our subsidiary Bliss, as a discontinued operation. On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425,000 for future environmental damage expenditures pursuant to section 8.5 of this Purchase Agreement. This amount was recorded as an estimate of potential liability under the Stock Purchase Agreement as studies conducted by independent third parties noted no obligations under existing regulatory guidelines.

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

3. PROPERTY, PLANT AND EQUIPMENT

                                                      2001             2000
                                                    ----------       ---------
Leasehold improvements                              $     288        $    288
Machinery and equipment                                 6,168           5,178
Construction in progress                                2,074             197
                                                    ----------       ---------
                                                        8,530           5,663
Accumulated depreciation                                4,720           4,112
                                                    ----------       ---------
Net property, plant and equipment                   $   3,810        $  1,551
                                                    ==========       =========

On January 12, 1999, we sold our Perkins Avenue facility and related land in Cleveland, Ohio, to Rose Management Company, a local real estate investment company, for $840. The net book value of the related land and building at the time of sale was $3,505. In December 1998, we recorded a non-cash impairment loss of $2,665 on the building to reflect the difference between the sales price and the net book value of the property. The impairment loss was recorded as a separate line item under operating expenses in the Consolidated Statements of Operation.

Depreciation expense relating to continuing operations for the years ended September 30, 2001, 2000, and 1999 was $608, $523, and $560, respectively.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                           2001            2000
                                                         ---------       ---------
Accrued distributor development                          $    530        $    459
Distributor fund payable                                      483             347
Accrued compensation                                          407             987
Accrued warranty                                              299             431
Other                                                         297             616
                                                         ---------       ---------
                                                         $  2,016        $  2,840
                                                         =========       =========


In June 2000, an adjustment was made to a certain distributor development program accrual. This adjustment was based on the results of an actuarial study and resulted in a credit to income of $331. The actuarial study was commissioned to refine the existing calculation and to provide the credibility of a third party verification.

5. DEBT AND CREDIT FACILITY

In May 1999, we entered into a $3,500 revolving line of credit with Finova Capital, consisting of loans against our eligible receivables and inventory. A pre-payment penalty waiver for early termination of our old credit facility was obtained from Heller Financial in February 1999. The credit agreement with Finova Capital expired in 2002 and called for interest to accrue at a rate of prime plus 2%, or 11.50% as of September 30, 2000.

During the quarter ended March 31, 2000, we entered into capital leases totaling $97. These leases, with a term of 60 months, require monthly payments, principal and interest, of $2. The nominal annual interest rates on these leases range from 2.62% to 12.0%, compounding monthly.

In June 2001, we terminated our credit facility with Finova Capital and entered into a $2,000 revolving line of credit with a new lender consisting of loans against our eligible receivables and inventory. The new credit agreement expires in 2003 and calls for interest to accrue at the prime rate (6.0% at September 30, 2001). The new facility provides us with an improved interest rate, increased availability and more favorable eligibility requirements, lower annual fees and less restrictive covenants. The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and minimal requirements on tangible net worth, interest coverage ratio and capital expenditures. There were no covenant violations under the credit facility agreement as of September 30, 2001.

During the fourth quarter of fiscal 2001, we recorded $588 in obligations relating to vendor-financed assets. These assets consist primarily of tools, molds and production equipment associated with our new unit, anticipated for launch in fiscal 2002. These obligations require monthly payments, including principal and interest, of $67, with the nominal annual interest rates on these leases ranging from 0.0% to 11.5%, compounding monthly. The remaining terms of the obligations range from 6 to 13 months.

Long-term debt consists of the following:

                                                            2001           2000
                                                          ---------      ---------

Bank Line of Credit - See Above                        $     1,191    $       ---
-------------------------------

Vendor-finance Obligations                                     588            ---
--------------------------
bearing interest at 0.0% to 11.50% due in monthly
installments of $67 (including interest) through
October 2002


Capitalized Lease Obligations                                   71             88
-----------------------------
bearing interest at 2.62% to 12.00% due in
monthly installments of $2 (including interest)
through March 2005
                                                          ---------      ---------
                                                             1,850             88
Less amounts due within one year                             1,775             17
                                                          ---------      ---------
                                                       $        75    $        71
                                                          =========      =========

The principal amount of long-term debt payable in the five years ending September 30, 2002 through 2006 is $1,775, $42, $22, $11 and $-0-. The weighted average interest rate on short-term borrowings at September 30, 2001 and 2000 was 6.05% and 8.87%, respectively.

6. LONG-TERM COMPENSATION PLAN

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

Stock options under the Plan generally have exercise prices equal to the fair market values at dates of grant, otherwise, if the option price is less than the fair market value at the date of the grant, compensation expense is recorded for the difference. For restricted or phantom stock, we record compensation expense as the excess of the quoted market price of the unrestricted share of stock at the award date over the purchase price, if any.

During fiscal 1999, the Board of Directors granted 308,000 incentive stock options (298,000 at $1.50 per share and 10,000 at $1.375 per share) and 77,000 restricted shares to certain of our key employees in accordance with the Plan. The majority of the options and restricted shares vest over a 36-month period with the exception of 133,000 options and 26,000 restricted shares that vested immediately. No compensation expense was recorded related to the stock options during fiscal 1999, as the exercise price was equal to the fair market value at the grant date.


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

During fiscal 2001, the Board of Directors granted 560,000 incentive stock options (410,000 at $1.15 per share and 150,000 at $1.30 per share) to certain of our key employees in accordance with the Plan. All 560,000 options vest over a three-year period. No compensation expense was recorded related to the stock options, as the exercise price was equal to the fair market value at the grant date.

There were -0-, 10,000 and 77,000 shares issued and -0-, 16,700 and 7,000 non-vested shares forfeited pursuant to the Plan in fiscal 2001, 2000 and 1999, respectively. Unamortized deferred compensation amounted to $8, $41, and $144 at September 30, 2001, 2000, and 1999, respectively. Total compensation expense, in conjunction with the Plan was $33, $95, and $511 in fiscal 2001, 2000, and 1999, respectively.

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for the stock granted in 2001, 2000 and 1999 been determined consistent with SFAS 123, pro forma net income (loss) and earnings per common share would have been as follows (dollars in thousands, except per share data):

                                                     2001           2000             1999
                                                 ------------    -----------     ------------
Net income (loss), as reported                   $      87       $   1,890        ($  4,616)
Net (loss) income, pro forma                     $    (153)      $   1,685        ($  4,781)
Income (loss) per common share (basic and
  diluted):
    As reported                                  $    0.01       $    0.31        ($   0.88)
    Pro forma                                    ($   0.02)      $    0.27        ($   0.91)


The fair value for all options granted in 2001, 2000 and 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2001                    2000                     1999
                                               OPTIONS                  OPTIONS                 OPTIONS
                                        ----------------------- ------------------------ -----------------------
Risk free interest rate                           3.9% to 4.9%             6.1% to 6.5%            4.7% to 5.1%
Expected life of option                       3 yrs. to 4 yrs.         3 yrs. to 4 yrs.                  3 yrs.
Expected dividend yield
  of stock                                                0.0%                     0.0%                    0.0%
Expected volatility
  of stock                                     95.3% to 102.5%           79.4% to 85.5%          75.3% to 80.4%


A summary of our stock option activity, and related information for the years ended September 30, 2001, 2000, and 1999, is shown in the following table.

                                                             Shares subject                Weighted
                                                               to option                average option
                                                             (in thousands)            price per share
                                                           -------------------       ------------------
September 30, 1998, Outstanding                                           454         $           7.83
    Granted                                                               350                     1.47
    Canceled                                                             (63)                     9.14
                                                           -------------------
September 30, 1999                                                        741                     4.72
    Granted                                                               457                     1.14
    Canceled                                                            (137)                     7.01
                                                           -------------------
September 30, 2000                                                      1,061                     2.89
    Granted                                                               596                     1.18
    Canceled                                                             (54)                     5.14
                                                           -------------------
September 30, 2001, Outstanding                                         1,603         $           2.18
                                                           ===================

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                                          2001              2000              1999
                                                       ------------     -------------     -------------
Options exercisable                                            784               667               438
Weighted-average option price per share
  of options exercisable                                     $3.16             $3.74             $6.01
Weighted-average fair value of options
  granted during the year                                    $0.77             $0.67             $0.81


The ranges of exercise prices and the remaining contractual life of options as of September 30, 2001 were:

Range of exercise prices                                                  $1-$2             $2-$8
Options outstanding:
  Outstanding as of September 30, 2001 (in thousands)                     1,302               301
  Weighted-average remaining contractual life                              5.02              2.39
  Weighted-average exercise price                                         $1.23             $6.28
Options exercisable:
  Outstanding as of September 30, 2001 (in thousands)                       487               297
  Weighted-average remaining contractual life                              4.07              2.39
  Weighted-average exercise price                                         $1.27             $6.28

7. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                                             2001             2000              1999
                                           ---------       ------------      ------------
Current:
  Federal and state                        $    (363)      $         82      $        116
  Foreign                                       ---                ---               ---
                                           ---------       ------------      ------------
                                                (363)                82               116
Deferred (benefit) expense                      (230)              (435)              ---
                                           ---------       ------------      ------------
                                           $    (593)      $       (353)     $        116
                                           =========       ============      ============

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Operations related to earnings from continuing operations is as follows:

                                                                2001            2000           1999
                                                             ------------    ------------   -----------
Tax at Federal statutory rate of 34%                         $     (172)     $       378    $  (1,402)
(Reductions) increases in taxes resulting
  from:
    Tax expense relating to Internal Revenue
       Service audits and settlements                              (445)             ---           ---
    Foreign Sales Corporation earnings                                               ---         (104)
    Amortization of cost in excess of net
       assets of acquired businesses                                 84               84           86
    Valuation allowances against deferred
       tax assets                                                    ---          (1,008)       1,466
    Other - net                                                     (60)             193           70
                                                             ------------    ------------   -----------
                                                             $     (593)     $      (353)    $    116
                                                             ============    ============   ===========

The increase in the effective tax rate (income tax benefit) from fiscal 2000 to fiscal 2001 is primarily attributable to the settlement of the IRS audit for tax years 1993-97 which resulted in the reversal of tax reserves in 2001 and the reversal of the $698 valuation allowance associated with the U.S. net operating loss carryforwards recorded in prior years in 2000.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                           2001          2000
                                                        ----------    ---------
Gross deferred tax assets:
    Operating loss carryforwards                        $   4,741     $   4,921
    Receivable and inventory reserves                         233           267
    Accrued compensation                                       48           126


    Other                                                        158               174
                                                           ----------       -----------
                                                               5,180             5,488
                                                           ----------       -----------
Gross deferred tax liabilities:
    Accounts receivable fair market value
       adjustment for tax purposes                               ---               508
    Depreciation                                                  69                99
                                                           ----------       -----------
                                                                  69               607
Valuation allowances on foreign net
  deferred tax assets                                            849               849
                                                           ----------       -----------
Net deferred tax asset                                     $   4,262        $    4,032
                                                           ==========       ===========


We have determined that we should fully reserve against this net potential foreign tax asset to the extent it represents excess available net deferred tax assets for certain foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 2001, 2000, and 1999 were $68, $136, and $226, respectively.

Net operating loss carryforwards of approximately $13,369 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2019. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.


8.  EMPLOYEE BENEFIT PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on either a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. There was no profit sharing expense for the plan for the years ended September 30, 2001, 2000 and 1999.

In addition, we offer a 401(K) savings plan to all of our full-time employees. We match 50% of the first 6% of the employee's contribution to the plan. Employees may contribute up to 15% of compensation to the plan. Amounts expensed for the years ended September 30, 2001 and 2000 were $110 and $42, respectively.

9. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities, which expire on various dates through 2006. The minimum annual lease payments under these agreements, including renewal options, if exercised, are $907, $788, $765, $227 and $33 for the years ending September 30, 2002, 2003, 2004, 2005 and 2006, respectively. Rent expense was $1,104, $854 and $705 for the years ended September 30, 2001, 2000 and 1999, respectively.

LITIGATION

Claims arising in the ordinary course of business are pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2001 and 2000 were accruals of $15 and $177, respectively, relating to various claims.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      2001
                                           ----------------------------------------------------------
                                           December 31,      March 31,     June 30,      September 30,
                                           ------------      ---------     --------      -------------

Net revenues                                 $ 7,391         $ 8,956        $ 8,980        $ 6,972
Gross profit                                 $ 3,097         $ 3,780        $ 3,556        $ 2,733
Net (loss) income                            $  (117)        $   392        $    49        $  (237)

Basic and diluted (loss) income per
  share of common stock:                     $ (0.02)        $  0.06        $  0.01        $ (0.04)



                                                                       2000
                                           ----------------------------------------------------------
                                           December 31,      March 31,     June 30,      September 30,
                                           ------------      ---------     --------      -------------


Net revenues                                 $ 8,479         $ 9,655        $ 8,313        $ 8,174
Gross profit                                 $ 3,379         $ 4,013        $ 3,293        $ 3,488
Income from continuing operations            $   251         $   331        $   354        $   176
Gain on disposal                             $  --           $  --          $   425        $  --
Net income                                   $   251         $   310        $   779        $   550

Basic and diluted income per share Of
  common stock:
    Income from continuing
      operations                             $  0.05         $  0.05        $  0.05        $  0.09
    Gain on disposal                         $  --           $  --          $  0.07        $  --
    Net income                               $  0.05         $  0.05        $  0.12        $  0.09


11. RELATED PARTY TRANSACTIONS

In 1995, we converted $750 of accounts receivable from a former Filter Queen distributor to a note receivable. This distributor was an officer of one of our majority owned subsidiaries. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. During the quarter ended March 31, 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $317 in exchange for an increase in the note receivable noted above. The note receivable of $35 and $140 is reflected in current and long-term assets at September 30, 2001 and 2000, respectively.

                      Report of Independent Accountants on
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of HMI Industries Inc.


Our audits of the consolidated financial statements of HMI Industries Inc. referred to in our report dated December 17, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
Cleveland, Ohio
December 17, 2001

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Dollars in Thousands                                 Balance At      Additions                      Balance At
--------------------                                Beginning of     Charged to                       End of
               Description                            Period      Costs and Expense  Deductions       Period
              -------------                         -------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 2001                    $  507             $ --            $   43          $  464
   Year ended September 30, 2000                    $  691             $ --            $  184          $  507
   Year ended September 30, 1999                    $1,085             $ --            $  394          $  691

Valuation account for inventory:
   Year ended September 30, 2001                    $  235             $   90          $  126          $  199
   Year ended September 30, 2000                    $  602             $   71          $  438          $  235
   Year ended September 30, 1999                    $  484             $  762          $  644          $  602

Reserve for loss on disposal:
   Year ended September 30, 2001                    $ --               $ --            $ --            $ --
   Year ended September 30, 2000                    $  451             $ --            $  451          $ --
   Year ended September 30, 1999                    $  233             $  375          $  157          $  451

Valuation for deferred tax asset:
   Year ended September 30, 2001                    $  849             $ --            $ --            $  849
   Year ended September 30, 2000                    $1,857             $ --            $1,008          $  849
   Year ended September 30, 1999                    $1,159             $  698          $ --            $1,857



INDEX TO EXHIBITS

   3.1          Certificate of Incorporation                  Incorporated by reference from, Annual Report on form
                                                              10-K for the year ended September 30, 1995

   3.2          Bylaws                                        Incorporated by reference from, Annual Report on form
                                                              10-K for the year ended September 30, 1995

   9.0          Voting Trust Agreement                        Stockholders Voting Agreement, incorporated by
                                                              reference from Form 13-D filed on October 19, 2001

  10.00         Material Contracts                            Firstar Revolving Credit Agreement, incorporated by
                                                              reference from Form 10-Q for the quarter ended June
                                                              30, 2001

  10.01         Material Contracts                            Change of Control Agreement, Pryor, attached

  10.02         Material Contracts                            Change of Control Agreements, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.03         Material Contracts                            Employment Agreement - Pryor, attached

  10.04         Material Contracts                            Employment Agreement - Malone, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.05         Material Contracts                            Employment Agreement - Young, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.06         Material Contracts                            Incentive Stock Option Agreements, incorporated by
                                                              reference from Form 10-K for the year ended September
                                                              30, 2000

  10.07         Material Contacts                             Accelerated Incentive Stock Option Agreements,
                                                              incorporated by reference from Form 10-K for the year
                                                              ended September 30, 2001

  10.08         Material Contracts                            Restricted Stock Agreements incorporated by reference
                                                              from Form 10-Q for the quarter ended March 31, 1999

  10.09         Material Contracts                            Amendment to Restricted Stock Agreements incorporated
                                                              by reference from Form 10-Q for the quarter ended
                                                              March 31, 1999

  10.10         Material Contracts                            Restricted Stock Agreements incorporated by reference
                                                              from Form 10-K for the year ended September 30, 1998

  10.11         Material Contracts                            Restricted Stock Agreements, incorporated by reference
                                                              from Form 10-Q for the quarter ended March 31, 1998

  10.12         Material Contracts                            Restricted Stock Agreements, incorporated by reference
                                                              from Form 10-K/A3 for the year ended September 30, 1997

  10.13         Material Contracts                            Non-statutory Stock Option Agreements, incorporated

                                                              by reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.14         Material Contracts                            Incentive Stock Option Agreement, Pryor, attached

  10.15         Material Contracts                            Incentive Stock Option Agreements, attached

  10.16         Material Contracts                            Incentive Stock Option Agreements incorporated by
                                                              reference from Form 10-Q for the quarter ended March
                                                              31, 1999.

  10.17         Material Contracts                            Incentive Stock Option Agreements, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

    11          Statement re:  Computation of per             Note 1 on Page 33 of the Financial Statements
                share earnings

    21          Subsidiaries of Registrant                    Note 1 on Page 30 of this report

    23          Consent of Experts                            Attached