Form 10-Q
period 2001-12-31
HMI INDUSTRIES INC
filed 2002-01-24
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001
                               -----------------

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
                                                     --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding at January 21, 2002
       ------------------------------------    -------------------------------
       Common stock, $1 par value per share                6,707,832

================================================================================

INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................7
      Results of Operations.......................................................................................7
      Liquidity and Capital Resources.............................................................................8
      Future Accounting Requirements..............................................................................9
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995..9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................10

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                                DECEMBER 31,      September 30,
                                                                                    2001               2001
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    263,252       $      6,865
  Trade accounts receivable (net of allowance of $641,067 and $463,577)           2,632,560          2,130,847
  Note receivable                                                                     8,768             35,071
  Inventories:
    Finished goods                                                                2,034,533          1,902,050
    Work-in-progress, raw material and supplies                                   1,780,115          1,845,243
  Deferred income taxes                                                           1,536,388          1,680,758
  Prepaid expenses                                                                  219,723            184,137
  Other current assets                                                              239,468            362,972
----------------------------------------------------------------------------------------------------------------
      Total current assets                                                        8,714,807          8,147,943
----------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                3,787,223          3,809,977
----------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,554,523 and $3,493,148)                            5,634,134          5,698,247
  Deferred income taxes                                                           2,597,415          2,580,648
  Trademarks (net of amortization of $130,197 and $120,083)                         340,091            337,190
  Other                                                                             236,333            268,865
----------------------------------------------------------------------------------------------------------------
      Total other assets                                                          8,807,973          8,884,950
----------------------------------------------------------------------------------------------------------------
      Total assets                                                             $ 21,310,003       $ 20,842,870
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                               $    837,000       $  1,191,000
  Trade accounts payable                                                          2,685,164          1,902,373
  Income taxes payable                                                              539,238            531,748
  Accrued expenses and other liabilities                                          2,041,300          2,016,303
  Long-term debt due within one year                                                434,644            583,949
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    6,537,346          6,225,373
----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                  48,000             75,112
----------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                    48,000             75,112
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                 -                  -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,707,832 and 6,707,832 shares                        6,707,832          6,707,832
  Capital in excess of par value                                                  8,279,309          8,279,309
  Unearned compensation, net                                                         (6,790)            (8,145)
  Retained earnings                                                                 647,473            463,403
  Accumulated other comprehensive loss                                             (903,167)          (900,014)
----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                 14,724,657         14,542,385
----------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                               $ 21,310,003       $ 20,842,870
================================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                   For the three months ended December 31,
                                                          2001                 2000
-----------------------------------------------------------------------------------------
Revenues:
  Net product sales                                   $ 9,370,645          $ 7,446,356
-----------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of products sold                                 5,027,156            4,349,779
  Selling, general and administrative expenses          3,907,730            3,191,293
  Interest expense                                         19,639               29,284
  Other expenses, net                                      90,160                9,492
-----------------------------------------------------------------------------------------
    Total operating costs and expenses                  9,044,685            7,579,848
-----------------------------------------------------------------------------------------

Income (loss) before income taxes                         325,960            (133,492)
Provision (benefit)  for income taxes                     141,890             (16,423)
-----------------------------------------------------------------------------------------

Net income (loss)                                      $  184,070         $  (117,069)
=========================================================================================



Weighted average number of shares outstanding:
  Basic and diluted                                     6,701,204            6,668,252
=========================================================================================

Per share of common stock:
  Basic and diluted                                     $    0.03         $    ( 0.02)
=========================================================================================



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                     For the three months ended December 31,
                                                                             2001              2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                      $   184,070       $  (117,069)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                        265,440           246,760
        Common/treasury shares issued, net of unearned compensation                -            46,247
        Unearned compensation                                                  1,355                 -
        Provision for losses on receivables                                   35,504                 -
        Deferred income taxes                                                127,603           (18,698)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                      (510,916)          487,337
    Increase in inventories                                                  (67,355)         (320,264)
    (Increase) decrease in prepaid expenses                                  (35,586)          128,407
    Decrease in other current assets                                         123,504            11,174
    Increase (decrease) in accounts payable                                  782,791          (373,727)
    Increase (decrease) in accrued expenses and other liabilities             24,997          (744,504)
    Increase (decrease) in income taxes payable                                7,490            (2,377)
    Other, net                                                                16,366          (129,427)
--------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities              955,263          (786,141)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                      (168,459)         (394,567)
--------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                           (168,459)         (394,567)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment under credit facility                                       (354,000)                -
  Payment of long term debt                                                 (176,417)           (4,074)
--------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                           (530,417)           (4,074)
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         256,387        (1,184,782)
Cash and cash equivalents, beginning of period                                 6,865         1,535,051
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $   263,252       $   350,269
========================================================================================================


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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     2. Reclassification
     -------------------

Certain amounts in the fiscal 2001 consolidated condensed financial statements have been reclassified to conform to the fiscal 2002 presentation.

     3. Shipping and Handling Costs
     ------------------------------

Costs incurred for shipping and handling costs are included in cost of products sold when incurred. Amounts billed to a customer for shipping and handling are reported as net product sales.

     4. Prepaid Advertising
     ----------------------

We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, in no event longer than one year.

Direct-response advertising consists primarily of design and development costs incurred in connection with a Filter Queen(R) television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement are being amortized over a twelve-month period, which began in July 2001, following the first introduction of the advertisement into our Americas sales division.

At December 31, 2001 and 2000, $183,600, and $254,000, respectively, of advertising were reported as other current assets.

     5. Earnings Per Share
     ---------------------

All 1,648,300 stock options outstanding for the quarter ended December 31, 2001 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

The denominators for calculating our basic and diluted earnings per share were also identical for the quarter ended December 31, 2000 as the 689,444 outstanding options, subject to purchase, were not assumed as the result would have been anti-dilutive since a loss from continuing operations existed for that period.

     6. Comprehensive Income/Loss
     ----------------------------

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $180,900 for the three months ended December 31, 2001 and comprehensive loss of $116,500 for the corresponding period ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

     Net Product Sales
     -----------------

Net product sales of $9,370,600 for the quarter ended December 31, 2001, were $1,924,200 or 25.8% higher when compared to sales for the same quarter in fiscal 2001 of $7,446,400. The Americas, backed by a stronger distribution network and our National Advertising Campaign ("NAC"), was the largest contributor to this sales increase.

The opening of additional offices by several key distributors within our existing network, as well as the switch of distributors from a competitor in the second quarter of fiscal 2001, led to increased Majestic(R) (portable floor care cleaner) and Defender(R) (portable air room cleaner) sales in the Americas. Further contributing to the Americas revenue growth were sales from the NAC and Health-Mor at Home(TM). The NAC, which our distribution network continues to respond well to, centers around the continued testing of a thirty-minute infomercial. The NAC was designed to increase brand awareness, generate sales leads, and open new territories and is proving to provide us with direct contact with the customer, viable and closeable leads for our network, as well as increased direct to consumer sales.


Health-Mor at Home(TM) created in October 2001, is a direct to consumer outbound sales force designed to assist consumers in locations where distributors are no longer located.

Net product sales and income before taxes are not materially impacted by inflation or changing prices.

     Gross Profit
     ------------

The gross margin for the quarter ended December 31, 2001, was $4,343,500 or 46.4% of sales as compared to $3,096,600 or 41.6% of sales in 2000. This represents an increase in gross margin of $1,246,900 and was driven by a favorable sales volume variance.

     Selling, General, and Administrative
     ------------------------------------

SG&A expenses of $3,907,700 or 41.7% of sales for the quarter ended December 31, 2001, were $716,400 higher when compared to the same period in fiscal 2001 of $3,191,300 or 42.8% of sales. These higher costs are largely attributable to expenses associated with our NAC initiative.

     Income Taxes
     ------------

The effective income tax rate for the quarter ended December 31, 2000, is 43.5% compared to an effective rate of (12.3%) for the same period in fiscal 2001. The change in the effective rate primarily resulted from the fact that in fiscal 2001 tax benefits were recognized as there was a loss from operations for the period ended December 31, 2001, versus income from operations for the same period in fiscal 2002 .


LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities
     --------------------

Cash flows from operating activities provided net cash of $955,300 for the three months ended December 31, 2001, principally due to cash inflows resulting from an increase in accounts payable of $782,800, net income of $184,100, as well as net non-cash expenses of $429,900 primarily relating to depreciation and amortization of $265,400, and deferred income taxes of $127,600, offset by a $510,900 increase in accounts receivables.

The increase in accounts payable is primarily a result of the timing of inventory purchases as well as a more conscientious effort to monitor and improve working capital balances.

The increase in our receivables balance is largely attributable to growth in our NAC program which provides for extended payment terms, as well as the extension of terms to several international customers to assist in the growth and revitalization of these areas.

     Investing Activities
     --------------------

Capital expenditures of $168,500 represent the entire net cash used in investing activities for the three months ended December 31, 2001, of which the largest portion relates to tooling associated with new units anticipated for release during the third quarter of fiscal 2002.

     Financing Activities
     --------------------

Net cash used in financing activities was $530,400, which included $354,000 for net repayments under the credit facility and $176,400 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with the execution of our National Advertising Campaign initiative. As of December 31, 2001, there was $837,000 borrowed on our $2,000,000 credit facility.

     Schedule 13D
     ------------

On October 19, 2001, and as amended on December 24, 2001, Kirk W. Foley and certain other reporting persons filed a Statement on Schedule 13D reporting the acquisition of additional shares of our common stock by such persons. According to the Schedule 13D, the reporting persons intend to seek, among other things,
(i) control of our board of directors and (ii) to have our board of directors engage an investment banking firm to explore strategic alternatives. We have rejected these proposals; however, we are engaged in negotiations with Mr. Foley regarding what role, if any, the Schedule 13D filers will have in the company on a going forward basis.

FUTURE ACCOUNTING REQUIREMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 "Reporting The Results of Operations - Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We have not yet determined the impact, if any, this standard will have on our operating results and financial position.

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

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" relating to our NAC sales and brand awareness and in "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of December 31, 2001, we had $837,000 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the December 31, 2001 rates and assuming no changes in outstanding debt levels from the December 31, 2001 levels, we would realize an increase in our annual interest expense of approximately $4,185.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS
Not applicable.

(b) REPORTS ON FORM 8-K
No report on Form 8-K was filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HMI Industries Inc.
                                               ------------------
                                                    (Registrant)

Date:    January 24, 2002                      /s/ Julie A. McGraw
         ----------------                     ----------------------------------
                                              Julie A. McGraw
                                              Vice President - Chief Financial
                                              Officer and Treasurer