Form 10-K/A
period 2001-09-30
HMI INDUSTRIES INC
filed 2002-01-28
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2001
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 36-1202810
- ----------------------------------         -------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or organization)

6000 Lombardo Center, Suite 500, Seven Hills, Ohio              44131
- --------------------------------------------------         ----------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 986-8008

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

                 Class                                  January 25, 2002
- ------------------------------------------            ---------------------
  Common stock, $1 par value per share                      6,707,832






                                               This report consists of 14 pages.
================================================================================

TABLE OF CONTENTS

PART III......................................................................2

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................2
  ITEM 11. EXECUTIVE COMPENSATION.............................................4
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....9
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................12

SIGNATURES...................................................................13

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

Robert J. Abrahams, age 75, became a director in 1984. Mr. Abrahams has been President of Crestwood Consultants, a financial consulting company, since 1988.

Thomas N. Davidson, age 62, became a director in 2000. He has served as Chairman of New Tech Precision Metals, a manufacturing firm, since 1989, and as Chairman of the Quarry Hill Group, a venture capital firm and personal investment holding company, since 1990. He is a director of Derlan Industries, Ltd., MDC Corp., Inc., TLC Laser Eye Centers Inc. and CMA Holdings, Ltd.

James R. Malone, age 59, became a director in 1996. Mr. Malone was elected Chairman of the Board of Directors of the Company in 1996, and was elected as Chief Executive Officer in 1997. Mr. Malone also served as Chairman of the Board and Chief Executive Officer of Bliss Manufacturing Company (renamed Bliss Technologies Inc. after its sale in 1998), a former subsidiary of the Company, from 1997 until March 1998. He served as Chairman of the Board of Bliss Technologies Inc. from March 1998 until February 1999. In January 2000 Bliss Technologies Inc. filed a petition in the United States Bankruptcy Court in Detroit, Michigan under Chapter 11 of the Bankruptcy Act. Mr. Malone is a director of AmSouth Bancorporation and Ametek Inc.

John S. Meany, Jr., age 56, became a director in 1986. Mr. Meany is an attorney in private practice and has served as Secretary of the Company since 1995. Mr. Meany previously served as Secretary of the Company from 1986 to 1991, as Vice President-Legal of the Company from 1983 to 1990 and as Vice President and General Counsel from 1990 to 1991.

Barry Needler, age 53, became a director in 1989. Mr. Needler is a private investor. Since 1991 he has been President and Chief Executive Officer of Steeplechase Corp. and since 1990 he has been President and Chief Executive Officer of Fairway, Inc., both personal holding companies for business investments.

John A. Pryor, age 59, became a director in 2001. He has served as President and Chief Operating Officer of the Company since September, 2001. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company. From 1992 to 2001, he was President of Pryor and Associates, which provides consulting services to the food service industry.

Murray Walker, age 51, became a director in 1998. He has been President of Isetan Management Ltd., a private investment company, since 1988. He has also been Chairman of Simcoe Coach Lines Ltd., a school and charter bus service company, since 2001, and served as President of Simcoe from 1989 to 2001.

Ivan Winfield, age 67, became a director in 1995. He is an independent business and financial consultant, and since 1995 also has been an Associate Professor at Baldwin-Wallace College in Berea, Ohio. Mr. Winfield was a partner of Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers (the Company's auditors) from 1970 to 1994. Mr. Winfield is a director of Boykin Lodging Company, Office Max, Inc. and Rainbow Rentals, Inc.

Carl H. Young III, age 60, became a director in 1998. He is Vice President and General Counsel of the Company. He has served as General Counsel since 1997 and Vice President since September 2001. He served as President of the Company from 1998 to September 2001. He previously served as Vice President and then as Executive Vice President from 1997 to 1998.

EXECUTIVE OFFICERS

NAME                              AGE              POSITION AND TERMS OF SERVICE AS OFFICER
- ----------------------------    --------    ----------------------------------------------------------------------------
James R. Malone                   59        Chairman and Chief Executive Officer (1)
John A. Pryor                     59        President and Chief Operating Officer (2)
Carl H. Young III                 60        Vice President and General Counsel (3)
Julie A. McGraw                   37        Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
                                            (4)
Joseph Najm                       41        Vice President-Operations (5)

(1) Mr. Malone was elected Chairman of the Board of Directors in 1996 and Chief Executive Officer in 1997. From 1993 to 1997, Mr. Malone was Chairman, President, and Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of glass containers.

(2) Mr. Pryor was elected President and Chief Operating Officer in September 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(3) Mr. Young was elected Vice President in September 2001. He previously served as President and Chief Operating Officer from 1998 to September 2001, as Vice President-Administration and then Executive Vice President and Assistant Secretary from 1997 to 1998. He has served as General Counsel since 1997. From 1993 to 1997, Mr. Young served as Senior Vice President and General Counsel of Anchor Glass Container Corporation.

(4) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She served as Corporate Controller from 1998 to 2001 and as Assistant Corporate Controller from 1996 to 1998.

(5) Mr. Najm was elected Vice President-Operations in 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                LONG TERM                ALL OTHER
                                          ANNUAL COMPENSATION            COMPENSATION AWARDS (4)        COMPENSATION
                                    ----------------------------------   -----------------------     ------------------

                                                        OTHER ANNUAL
          NAME AND                                      COMPENSATION     RESTRICTED       STOCK
     PRINCIPAL POSITION       YEAR  SALARY(1)   BONUS (2)    ($) (3)     STOCK ($) (5)  OPTIONS (#)(6)
     ------------------       ----  ---------   ---------    -------     -------------  --------------
James R. Malone (7)           2001   $343,986        $0    $70,597                  $0       100.000    $28,300 (8)
Chairman and Chief Executive  2000   $340,225  $162,500    $50,000                  $0       235,000    $28,300 (8)
Officer                       1999   $180,209        $0    $50,000                  $0        66,666     $8,898 (8)

Carl H. Young III (9)         2001   $260,540        $0       -                     $0        50,000    $18,250 (10)
President and General         2000   $259,000  $125,000       -                     $0       100,000    $15,500 (11)
Counsel                       1999   $269,792        $0       -                     $0        66,666    $13,000 (12)


Joseph L. Najm  (13)          2001   $132,392        $0       -                     $0        50,000     $3,780 (14)
Vice President-Operations     2000   $120,400  $139,036       -                     $0             0     $1,800 (14)
                              1999    $67,542   $52,500       -                $13,750        10,000         $0

Julie McGraw (15)             2001   $126,400        $0       -                     $0        40,000     $3,425 (14)
Vice President, Treasurer     2000   $122,975   $64,500       -                     $0        25,000     $1,725 (14)
 And Chief Financial Officer  1999   $103,542   $20,000       -                $11,250         7,500         $0

     1)   Salary amounts include automobile allowance and automobile insurance.

     2) The amount paid in 1999 to Ms. McGraw is pursuant to a stay bonus arrangement. Amount paid to Mr. Najm in 1999 includes an employment bonus and a guaranteed incentive bonus. Amounts paid in 2000 were pursuant to the Company's incentive bonus plan for senior management, plus for Mr. Najm an additional bonus based on cost reductions at the Company's manufacturing facility. No incentive bonuses were paid in 2001.

     3) No executive officer received perquisites or other benefits required to be disclosed under applicable regulations except for James R. Malone. He receives a lump sum payment to be spent in his discretion on such perquisites and benefits as he desired. The amount for 2001 also includes additional amounts for payment of taxes on certain perquisites.

     4) The Company maintains plans under which stock options may be awarded. The Company does not, however, make "long term compensation awards" as that term is used in applicable SEC rules, because the amount of Company incentive awards is not measured by performance of the Company over longer than a one-year period.

     5) Reflects the fair market value of grants of restricted stock on the dates of grant. Restricted stock awarded in 1999 to Mr. Najm vested in eight months. Restricted stock awarded in 1999 to Ms. McGraw vested in three approximately equal installments on the date of the award and on the first and second anniversary dates of the award. No dividends have been paid on the shares awarded in the above table because no dividends have been declared by the Company since those shares were awarded.

     6) Reflects the number of shares of Common Stock of the Company covered by stock options granted during the year. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.

     7) Mr. Malone was elected as Chairman of the Company in 1996 and Chief Executive Officer in 1997.

     8)   Life insurance premium.

     9) Mr. Young served as President from 1998 to September 2001. He previously served as Vice President-Administration or as Executive Vice President from 1997 to 1998. In September 2001 he was elected Vice President. He has served as General Counsel since 1997.

     10) Includes life insurance premium ($13,000) and matching contribution to the Company's Salary Deferral Plan ($5,250).

     11) Includes life insurance premium ($13,000) and matching contribution to the Company's Salary Deferral Plan ($2,500).

     12)  Life Insurance Premium.

     13) Mr. Najm was elected Vice President-Operations in March 1999. From 1995 to 1999 he served as Vice President-Operations of The Kirby Company, a vacuum cleaner manufacturer.

     14)  Matching contribution to the Company's Salary Deferral Plan.

     15) Ms. McGraw was elected Vice President in 1998 and Treasurer and Chief Financial Officer in 2000. She served as Controller and Chief Accounting Officer of the Company from 1998 to 2001, and as Assistant Controller of the Company from 1996 to 1998.


OPTION GRANT TABLE

The following table sets forth information regarding options granted in 2001 to the named executive officers:


                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                             NUMBER OF                                                          ANNUAL RATES OF STOCK
                             SECURITIES         PERCENT OF                                      PRICE APPRECIATION FOR
                             UNDERLYING       TOTAL OPTIONS                                          OPTION TERM
                             OPTIONS            GRANTED TO   EXERCISE   EXPIRATION           --------------------------
NAME                         GRANTED             EMPLOYEES   PRICE (1)    DATE                     5% ($)       10% ($)
- --------------------------------------------------------------------- ---------------------- ------------ -------------
James R. Malone                    100,000             18%  $1.15        July 25, 2006              $31,772       $70,209
Carl H. Young III                   50,000              9%  $1.15        July 25, 2006              $15,886       $35,104
Joseph Najm                         50,000              9%  $1.15        July 25, 2006              $15,886       $35,104
Julie McGraw                        40,000              7%  $1.15        July 25, 2006              $12,709       $28,083
- ---------------------------- -------------- --------------- ------------ ---------------------- ------------ -------------

     1) The stock options issued in 2001 were valued at the closing price on date of grant.


     FISCAL YEAR END OPTION TABLE

The following table sets forth information regarding stock options held at the end of the fiscal year by the named executive officers. There were no stock option exercises in 2001 by any named executive officer.


                                  NUMBER OF SHARES OF
                                COMMON STOCK UNDERLYING                      VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                SEPTEMBER 30, 2001 (1)                      SEPTEMBER 30, 2001 (2)
                                ----------------------                      ----------------------
NAME                        EXERCISABLE        UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
- ----                        -----------        -------------         -----------           -------------
James R. Malone               301,666             175,000                $0                      $0
Carl H. Young, III            166,666             125,000                $0                      $0
Joseph L. Najm                  6,666              53,334                $0                      $0
Julie McGraw                   39,000              42,500                $0                      $0

     1) There were no SARs outstanding at September 30, 2001 and none were granted during the year.

     2) The "value of unexercised in-the-money options at September 30, 2001" was calculated by determining the difference between the fair market value of the underlying shares of Common Stock at September 30, 2001 ($1.01 per share) and the exercise price of the option. An option is "in-the-money" when the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. None of the options held by the named executive officers were "in-the-money" on September 30, 2001.


COMPENSATION OF DIRECTORS

A director who is an employee of the Company is not separately compensated for service as a director. Each non-employee director receives a retainer of $20,000 per year, payable quarterly. Each non-employee director also receives $1,000 per meeting for each committee meeting attended and for each Special Board of Directors meeting attended.

Pursuant to the Company's Omnibus Long-Term Compensation Plan, on the first business day of each calendar year each non-employee director automatically receives an option to purchase 6,000 shares of Common Stock of the Company (as adjusted for stock splits).


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company has entered into employment agreements with Mr. Malone, Mr. Young, Mr. Najm and Ms. McGraw under which they are to receive one year's salary in the event of termination of employment without cause. Certain executives of the Company also have agreements which provide that in the event of termination of employment without cause (other than for death or disability, or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement), the executives are to receive compensation equal to a certain number of months of salary. In the case of Mr. Malone and Mr. Young, this compensation is equal to two years' base salary. In the case of Ms. McGraw and Mr. Najm, this compensation is equal to one years' base salary.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Robert J. Abrahams, Thomas N. Davidson and John S. Meany, Jr. served as members of the Compensation Committee in 2001. Robert J. Abrahams provides consulting services to the Company relating to retail financing programs for the Company's distributors worldwide. He received $50,000 for these services in fiscal 2001. John S. Meany, Jr. serves as the Company's Corporate Secretary and as administrator of the Company's Profit Sharing Plan. He received $70,000 for these services in fiscal 2001. He was an officer of the Company from 1983 to 1991.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is responsible for recommending to the Board of Directors the compensation of executive officers and key employees of the Company. In 2001 the Compensation Committee was composed of Robert J. Abrahams (Chairman), Thomas N. Davidson and John S. Meany, Jr.

         The Compensation Committee annually reviews compensation of the Chief Executive Officer, other executive officers and key employees of the Company. The Compensation

Committee meets at least annually to monitor performance and fix awards based on performance standards and to review compensation decisions. The Committee's policy in evaluating and compensating executive officers and key employees is to consider the performance of the Company as a whole and the individual's contribution toward the Company's attainment of established Company and individual goals. Factors considered in evaluating performance are both subjective (such as the individual's performance and development) and objective (such as the attainment of specified financial goals).

         The composition of compensation varies broadly among executive officers and key employees of the Company based on their responsibilities. Generally, base salary is targeted at competitive rates believed by the Committee members to be necessary in their experience to retain qualified personnel. The Company maintains an Incentive Bonus Plan under which participating employees may be eligible for a bonus if the Company meets certain financial targets, which are established annually by the Compensation Committee. For 2001, maximum bonus payable to an individual was a percentage of base salary ranging from 10% to 50%. No bonuses were paid in 2001 because the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) did not meet a specified minimum target. From time to time, the Company engages outside compensation consultants to provide information and advice about competitive levels of compensation and particular compensation techniques.

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Mr. Malone's base salary in 2001 was set by the compensation Committee at $325,000 per year, an amount which the Committee believes is competitive with other consumer goods companies of similar size. Effective October 1, 2001, Mr. Malone reduced his involvement with the Company while retaining his titles of Chairman and Chief Executive Officer. Accordingly, his annual compensation was reduced to $200,000. Mr. Malone receives other benefits available generally to all executives and was also given a lump sum payment of $50,000 to be spent in his discretion for other benefits. The Company also paid life insurance premiums for Mr. Malone, and an additional amount to cover income taxes due on such benefits provided to him.

         For the Compensation Committee

                  Robert J. Abrahams
                  Thomas N. Davidson
                  John S. Meany, Jr.


PERFORMANCE GRAPH

The following chart compares the cumulative shareholder return of the Company for the five years ended September 30, 2001 to the NASDAQ National Market Composite Index and a Company-determined peer group. The Company's Common Stock is traded on the OTC Bulletin Board. The chart assumes the investment of $100 on September 30, 1996 and the immediate reinvestment of all dividends. The companies making up the peer group are in industries believed to be comparable to the Company.

     PERFORMANCE GRAPH

- --------------------------------- ------------- ------------ ------------ ------------ ----------- -----------
                                      1996         1997         1998         1999         2000        2001
                                      ----         ----         ----         ----         ----        ----
- --------------------------------- ------------- ------------ ------------ ------------ ----------- -----------
HMI Industries Inc.                 $100.00       $77.78     $25.93       $25.93       $16.67      $10.37
- --------------------------------- ------------- ------------ ------------ ------------ ----------- -----------
Peer Group                          $100.00     $141.89      $84.44       $166.02      $151.47     $89.94
- --------------------------------- ------------- ------------ ------------ ------------ ----------- -----------
NASDAQ Market Index                 $100.00     $135.92      $141.25      $228.51      $312.59     $128.07
- --------------------------------- ------------- ------------ ------------ ------------ ----------- -----------


The peer group companies include companies believed to be in similar lines of business as the Company. The companies in the peer group are Applica Incorporated, National Presto Industries, Inc., Royal Appliance Mfg. Co. and Salton, Inc. Some of the Company's direct competitors are divisions of larger corporations, privately held corporations or foreign corporations and are not included in the peer comparisons since the pertinent information is not available to the public.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Several shareholders, including two members of the Board of Directors, have entered into a Stockholders Voting Agreement with Kirk W. Foley, a former Chief Executive Officer of the Company, pursuant to which Mr. Foley has been given an irrevocable proxy to vote their shares on all matters submitted to the Company's stockholders for vote, including any vote relating to a sale or merger of the Company or the purchase or sale of assets by the Company (the "Agreement"). The Agreement also restricts the ability of the participating shareholders from selling or transferring their shares other than in accordance with the Agreement. The Agreement is valid until October 19, 2004, unless terminated sooner in accordance with the terms of the Agreement.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the names and share ownership as of January 15, 2002 of those persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the Company's outstanding Common Stock based upon information furnished to the Company by such person. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.

                                         AMOUNT &
NAME AND ADDRESS OF                      NATURE OF
BENEFICIAL OWNERS                        BENEFICIAL            PERCENT OF
AS OF JANUARY 15, 2002                   OWNERSHIP             COMMON STOCK
- ----------------------                   ---------             ------------
Barry L. Needler                         1,864,500(1)(2)       27.78%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Steeplechase Corp. (3)                   1,709,250             25.48%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk W. Foley                            2,976,504(4)          44.37%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

Amherst Tanti U.S. Inc. (5)                520,148              7.75%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

James R. Malone                            566,147(6)           8.08%
HMI Industries Inc.
6000 Lombardo Center
Seven Hills, OH  44131

John S. Meany, Jr                          543,479(7)           8.08%
9200 S. Winchester Ave
Chicago, Illinois 60620

Robert J. Williams                         466,937              6.96%
50 Midtown Park East
Mobile, AL  36606

Dimensional Fund Advisors                  359,575              5.36%
1299 Ocean Drive
Santa Monica, CA  90401

Thomas N. Davidson                         361,192(8)           5.38%
7 Sunrise Cay Drive
Key Largo, FL  33037

         1) Includes shares owned of record and beneficially by Fairway Inc. (150,750 shares) and Steeplechase Corp. (1,709,250 shares). Mr. Needler controls these corporations and serves as a Director and Chief Executive Officer of these corporations. Also includes 4,500 shares subject to issuance of stock options exercisable within 60 days hereof.

         2) Under the terms of the Agreement Barry Needler has surrendered his right to vote or transfer the shares except in accordance with the Agreement.

         3) Mr. Needler is the President and Chief Executive Officer of Steeplechase Corp.

         4) Includes 520,148 shares owned of record by Amherst Tanti U.S. Inc. and 10,300 shares in a retirement fund. Also includes 2,339,028 shares for which Mr. Foley holds an irrevocable proxy pursuant to the Agreement. Also includes an option to purchase 82,460 shares prior to December 31, 2002 from another shareholder, and the right to vote those shares until the expiration or exercise of the option. Mr. Foley also holds a proxy to vote an additional 150,300 shares for election of directors favored by Mr. Foley at the 2002 Annual Shareholders Meeting. These shares are not included in the above totals.

         5) Amherst Tanti U.S. Inc. is owned by Kirk W. Foley and his wife. Mr. Foley serves as President of this corporation.

         6) Includes 301,666 shares subject to issuance upon the exercise of stock options exercisable within 60 days hereof. Also includes 11,000 shares owned by his wife, beneficial ownership of which is disclaimed.

         7) Includes 15,000 shares subject to issuance upon the exercise of stock options exercisable within 60 days hereof. Also includes 6,750 shares owned by his wife, beneficial ownership of which is disclaimed.

         8) Includes 1,500 shares subject to issuance upon the exercise of stock options exercisable with 60 days hereof.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 15, 2002, information concerning the number of shares of Common Stock beneficially owned by each director, each nominee for director, each named executive officer, and by all executive officers and directors as a group. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.


                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
- --------------------------------------------------------------------------------

                                      Direct              Exercisable
     Name of Beneficial Owner        Ownership            Options (2)        Total        Percent (3)
     ------------------------        ---------            -----------        -----        -----------
Robert J. Abrahams                         43,560 (4)            15,000          58,560          *
Thomas N. Davidson                        359,692                 1,500         361,192           5.38%
James R. Malone                           264,481 (5)           301,666         566,147           8.08%
Julie McGraw                                6,500                41,500          48,000          *
John S. Meany, Jr.                        528,479 (6)            15,000         543,479           8.08%
Joseph L. Najm                             22,000                10,000          32,000          *
Barry L. Needler                        1,860,000 (7)             4,500       1,864,500          27.78%
Murray Walker                             253,100 (8)             9,000         262,100          3.90%
Ivan Winfield                              15,000 (9)           115,000         130,000           1.91%
Carl H. Young III                          60,200               166,666         226,866           3.30%
All Executive Officers and
Directors as a Group                    3,719,487               790,665       4,510,152          60.15%

         1) Each person has sole voting and investment power with respect to all shares shown except as indicated below.

         2) Represents shares subject to stock options that are currently exercisable or become exercisable within 60 days hereof.

         3) Unless otherwise indicated, the percentage of Common Stock owned is less than one percent of the Common Stock outstanding.

         4)       Includes 42,885 shares held in his Individual Retirement
                  Account.

         5) Includes 11,000 shares owned by his wife, beneficial ownership of which is disclaimed.

         6) Includes 6,750 shares owned by his wife, beneficial ownership of which is disclaimed.

         7) Shares are owned of record and beneficially by Fairway Inc. (150,750 shares) and Steeplechase Corp. (1,709,250 shares). These corporations are controlled by Mr. Needler. These shares are subject to the Agreement.

         8)       These shares are subject to the Agreement.

         9)       Includes 12,200 shares held in a retirement plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS WITH THE BOARD
The Company has a consulting agreement with Robert J. Abrahams, a director of the Company, for consulting services relating to retail financing programs for the Company's distributors throughout the world. A total of $50,000 was paid to Mr. Abrahams in 2001 under this agreement.

The Company provides a marketing allowance of $6,667 monthly to Filter Queen of Canada, the Company's importer in Canada, by way of credit memos against the account receivable balance. Filter Queen of Canada pays a consulting fee in a like amount to Barry L. Needler for consulting services.

The Company has an agreement with John Meany, a director of the Company, to act as administrator of the Company's Profit Sharing Plan and to act as corporate Secretary of the Company and to oversee the functions of the corporate Secretary's office. Mr. Meany received total of $ 70,000 in 2001 under this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HMI INDUSTRIES INC.
                                         (Registrant)

                                         by /s/ Julie A. McGraw
                                            ------------------------------------
                                               Julie A. McGraw
                                               Vice President, Chief Financial
                                               Officer and Treasurer

                                               January 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                            /s/ John A. Pryor                           /s/ Carl H. Young III
- ------------------------------------------     ----------------------------------------    ----------------------------------------
James R. Malone                                John A. Pryor                               Carl H. Young III
Chairman of the Board, Chief Executive         President and Director                      Vice President and Director
Officer and Director                           January 25, 2002                            January 25, 2002
January 25, 2002


/s/ Robert J. Abrahams                                                                     /s/ John S. Meany, Jr.
- ------------------------------------------     ----------------------------------------    ----------------------------------------
Robert J. Abrahams                             Thomas N. Davidson                          John S. Meany, Jr.
Director                                       Director                                    Director
January 25, 2002                               January 25, 2002                            January 25, 2002


                                               /s/ Murray Walker                           /s/ Ivan J. Winfield
- ------------------------------------------     ----------------------------------------    ----------------------------------------
Barry L. Needler                               Murray Walker                               Ivan J. Winfield
Director                                       Director                                    Director
January 25, 2002                               January 25, 2002                            January 25, 2002


/s/ Earl J. Watson
- ------------------------------------------
 Earl J. Watson
Corporate Controller
January 25, 2002