Form 10-Q
period 2002-03-31
HMI INDUSTRIES INC
filed 2002-05-15
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2002
                               --------------

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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS                     OUTSTANDING AT MAY 1, 2002
       ------------------------------------     --------------------------
       Common stock, $1 par value per share             6,707,832

================================================================================



INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8
      CRITICAL ACCOUNTING POLICIES................................................................................8
      RESULTS OF OPERATIONS.......................................................................................9
      LIQUIDITY AND CAPITAL RESOURCES............................................................................12
      FUTURE ACCOUNTING REQUIREMENTS.............................................................................13
      CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
       1995......................................................................................................14
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................14

PART II.  OTHER INFORMATION......................................................................................15

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................15
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................15
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................15
   ITEM 5.  OTHER INFORMATION....................................................................................15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................15
      (a) INDEX TO EXHIBITS......................................................................................15
      (b) REPORTS ON FORM 8-K....................................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                    MARCH 31,                 September 30,
                                                                      2002                         2001
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $       631                 $   6,865
  Trade accounts receivable (net of allowance of $631,258              4,080,458                  2,130,847
    and $463,577)
  Note receivable                                                              -                     35,071
  Inventories:
    Finished goods                                                     1,870,825                  1,902,050
    Work-in-progress, raw material and supplies                        1,758,084                  1,845,243
  Deferred income taxes                                                1,508,690                  1,680,758
  Prepaid expenses                                                       168,530                    184,137
  Other current assets                                                   153,694                    362,972
------------------------------------------------------------------------------------------------------------
      Total current assets                                             9,540,912                  8,147,943
------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                     4,001,461                  3,809,977
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,615,899 and $3,493,148)                 5,571,541                  5,698,247
  Deferred income taxes                                                2,600,641                  2,580,648
  Trademarks (net of amortization of $140,311 and $120,083)              380,673                    337,190
  Other                                                                  255,833                    268,865
------------------------------------------------------------------------------------------------------------
      Total other assets                                               8,808,688                  8,884,950
------------------------------------------------------------------------------------------------------------
      Total assets                                                   $22,351,061                 $20,842,870
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                     $ 1,279,000                 $1,191,000
  Trade accounts payable                                               3,224,141                  1,902,373
  Income taxes payable                                                   513,522                    531,748
  Accrued expenses and other liabilities                               2,316,215                  2,016,303
  Long-term debt due within one year                                     241,035                    583,949
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                         7,573,913                  6,225,373
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                       43,022                     75,112
------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                         43,022                     75,112
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued,
    none                                                                      --                         --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,707,832 and 6,707,832 shares             6,707,832                  6,707,832
  Capital in excess of par value                                       8,298,843                  8,279,309
  Unearned compensation, net                                             (5,436)                    (8,145)
  Retained earnings                                                      637,652                    463,403
  Accumulated other comprehensive loss                                 (904,765)                  (900,014)
------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      14,734,126                 14,542,385
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                     $22,351,061                 $20,842,870
============================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                              For the three months                        For the six months
                                                  ended March 31,                           ended March 31,
                                               2002                 2001                2002                 2001
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                          $10,597,699         $ 8,955,954       $  19,968,344         $16,346,666
-----------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                        5,943,414           5,176,497          10,970,570           9,470,632
  Selling, general and administrative          4,575,783           3,806,507           8,483,513           6,997,800
    expenses
  Interest expense                                22,812              20,600              42,451              49,884
  Other expense, net                              38,035              42,757             128,195              52,249
-----------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses        10,580,044           9,046,361          19,624,729          16,570,565
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 17,655             (90,407)            343,615            (223,899)
Provision (benefit) for income taxes              27,477            (482,575)            169,367            (498,998)
-----------------------------------------------------------------------------------------------------------------------
NET  (LOSS) INCOME                           $    (9,822)        $   392,168       $     174,248         $   275,099

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                        6,701,204           6,693,698           6,738,024           6,717,631
  Diluted                                      6,701,204           6,727,311           6,738,024           6,734,252
=======================================================================================================================

PER SHARE OF COMMON STOCK:
  Basic and diluted                          $      0.00         $      0.06       $        0.03         $      0.04
=======================================================================================================================





See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                     For the six months ended March 31,
                                                          2002               2001
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  174,248        $   275,099
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       Depreciation and amortization                      423,838            430,848
       Provision for loss on disposal of assets            16,752                 --
       Common/treasury shares issued, net of
          unearned compensation                            22,242             80,066
       Provision for losses on receivables                 46,096             28,276
       Deferred income taxes                              152,075           (75,604)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in receivables                 (1,960,636)           266,338
    Decrease (increase) in inventories                    118,385           (279,156)
    Decrease in prepaid expenses                           15,607            149,853
    Decrease (increase) in other current assets           209,278           (176,415)
    Increase in accounts payable                        1,321,768            291,564
    Increase (decrease) in accrued expenses and
      other liabilities                                   299,912           (649,313)
    Decrease in income taxes payable                      (18,226)          (450,955)
    Other, net                                            (55,429)          (182,721)
---------------------------------------------------------------------------------------
            Net cash provided by (used in)
              operating activities                        765,910           (292,120)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (485,141)        (1,027,217)
---------------------------------------------------------------------------------------
            Net cash used in investing activities        (485,141)        (1,027,217)

---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility                     88,000                 --
  Payment of long term debt                              (375,003)            (8,240)
---------------------------------------------------------------------------------------
            Net cash used in financing activities        (287,003)            (8,240)

---------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                  (6,234)        (1,327,577)
Cash and cash equivalents, beginning of period              6,865          1,535,051
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $      631        $   207,474
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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated condensed financial statements and related notes should be read in conjunction with the consolidated condensed financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     2. RECLASSIFICATION

Certain amounts in the fiscal 2001 consolidated condensed financial statements have been reclassified to conform to the fiscal 2002 presentation.

     3. SHIPPING AND HANDLING COSTS

Costs incurred for shipping and handling costs are included in the cost of products sold when incurred. Amounts billed to a customer for shipping and handling are reported as net product sales.

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

At March 31, 2002 and 2001, $91,800, and $307,700, respectively, of advertising were reported as other current assets.

     5. EARNINGS PER SHARE

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                Six Months Ended March 31,
                                                -------------------------
                                              2002                    2001
                                        -------------------    ------------------
                                                     Per                    Per
                                                    Share                  Share
                                        Shares      Amount     Shares      Amount
                                        ------      -----      ------      -----
Basic EPS                                6,738      $   0.03    6,718      $   0.04
  Effect of dilutive stock options        --        $   --         16      $   --
                                         -----      --------    -----      --------
Diluted EPS                              6,738      $   0.03    6,734      $   0.04
                                         =====      ========    =====      ========

                                              Three Months Ended March 31,
                                              ---------------------------
                                              2002                    2001
                                        -------------------    -------------------
                                                     Per                     Per
                                                    Share                   Share
                                        Shares      Amount     Shares       Amount
                                        ------      ------     ------       ------
Basic EPS                                6,701      $   0.00    6,694      $   0.06
  Effect of dilutive stock options        --            --     $   33      $   --
                                         -----      --------    -----      --------
Diluted EPS                              6,701      $   0.00    6,727      $   0.06
                                         =====      ========    =====      ========

The denominators for calculating our basic and diluted earnings per share were identical for the quarter ended March 31, 2002 as the 1,660,300 outstanding options were not included in the calculation of diluted shares outstanding as the result would have been anti-dilutive.

For the first three months of fiscal 2002, or the quarter ended December 31, 2001, all 1,648,300 stock options outstanding were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

As of March 31, 2001, 562,800 outstanding options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.25 to $7.50 per share and expire between the period January 2, 2002 and August 29, 2010.

     6. COMPREHENSIVE INCOME/LOSS

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Consolidated Condensed Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive loss of $11,400 and comprehensive income of $169,500 for the three and six months ended March 31, 2002, respectively and comprehensive income of $370,300 and $253,800 for the corresponding periods ending March 31, 2001.

     7.  DEBT

On March 1, 2002, we entered into an additional $1 million revolving line of credit with our current lender consisting of loans against our eligible receivables and inventory. This additional line, which expires on May 31, 2002, carries the same interest rate and covenants as our existing $2 million revolving line of credit and was obtained to assist, if necessary, with the build-up of inventory associated with the launch of our new product and other strategic initiatives. As of the date of this report, no monies have been borrowed against this $1 million line.

In addition, under the same agreement mentioned above, we reset the capital expenditure covenant in anticipation of exceeding the previously established levels during our fiscal year ending September 30, 2002.

There were no covenant violations under the credit facility agreement as of March 31, 2002.

     8. INCOME TAXES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in accordance with principles generally accepted in the United States. The preparation of these consolidated condensed financial statements required us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements. Actual results may differ from these estimated under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. We believe that the critical accounting policies are limited to those that are described below.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Quarterly, we perform a review of all customer accounts with respect to aging of receivables, historical payment patterns, customers' financial condition, and from this review determine if an allowance is needed. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     SALES RETURN AND ALLOWANCE

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. If future returns do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

     EXCESS AND OBSOLESCENCE RESERVES

We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate their market value or net sales value based on current trends. An allowance is created for those items having a net sales value less than cost. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

     GOODWILL AND OTHER INTANGIBLE ASSETS

Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the six months ended March 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

     INCOME TAXES

Carrying value of our domestic net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimated and assumptions. If these estimated and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated condensed statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

     WARRANTY RESERVES

Estimated future warranty obligations, based on historical trends, related to our products are provided by charges to operations in the period in which the related revenue is recognized. If future returns do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

RESULTS OF OPERATIONS
NET PRODUCT SALES-

     SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

Net product sales of $10,597,700 for the quarter ended March 31, 2002, were $1,641,700 or 18.3% higher when compared to sales for the same quarter in fiscal 2001 of $8,956,000. The Americas, backed by a stronger distribution network and our National Advertising Campaign ("NAC"), and growth in Asia primarily related to Japan, were the largest contributors to this sales increase. Declining Canadian sales offset this revenue growth.

The opening of additional offices by several key distributors within our existing network, as well as the switch of distributors from a competitor in the second quarter of fiscal 2001, led to increased Majestic(R) (portable floor care cleaner) and Defender(R) (portable air room cleaner) sales in the Americas. Further contributing to the Americas revenue growth were sales from the NAC and Health-Mor at Home(TM). The NAC, which our distribution network continues to respond well to, centers around the continued testing of a thirty-minute infomercial. The NAC was designed to increase brand awareness, generate sales leads, and open new territories and is providing us with direct contact with the customer, viable and closeable leads for our network, as well as increased direct to consumer sales.

Health-Mor at Home(TM) created in October 2001, is a direct to consumer outbound sales force designed to assist consumers in locations where distributors are no longer located.

Growth in Japan largely impacted the revenue increase in Asia for the quarter and year-to-date ended March 31, 2002. This increase was impacted by the transition associated with HMI appointing a new importer in fiscal 2001, which temporarily reduced the prior year's sales. Defender sales to Japan and Korea also contributed to the Asian revenue expansion, as these countries began in fiscal 2002 to market the Majestic(R) and Defender(R) as a system rather than as stand-alone products.

Lack of financing options and distributor development programs has led to a decline in Canadian sales over the course of fiscal 2002. This decline prompted the Canadian importer and HMI to meet with the key distributors in that territory where it was decided that toward the end of the next fiscal quarter, the Canadian network would adopt the Americas Edge Success Program. "The Edge Success Program" (the "Edge"), developed to aid in the retention of distributors and help with the development of their professional careers and independent businesses, is an innovative, highly structured 12-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Baldwin Wallace College in Ohio, and addresses everything from in-home demonstration techniques to generation of sales leads, personnel training, compliance matters, ownership and operation of a distributorship, and more. We are hopeful that the introduction of the Edge Program into Canada will increase sales similar to what has been experienced in the Americas Division. The merger of the Canadian network into the Americas Edge Program will also allow the Canadian importer to strategically focus more of his efforts on his other territories in parts of Europe, Middle East and Asia-Pacific.

     FIRST SIX MONTHS OF FISCAL 2002 COMPARED TO FIRST SIX MONTHS OF FISCAL 2001

Net product sales of $19,968,300 for the six months ended March 31, 2002, were $3,621,700 or 22.2% higher when compared to sales for the same period in fiscal 2001 of $16,346,700. The increase in sales was primarily attributable to increased sales in the Americas and Asia offset by decreased sales in Canada, the rationale for which is consistent with the discussion above.

GROSS PROFIT-

     SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

The gross margin for the quarter ended March 31, 2002, was $4,654,300 or 43.9% of sales as compared to $3,779,500 or 42.2% of sales in 2001. This represents an increase in gross margin of $874,800 and was driven by a favorable sales volume variance.

     FIRST SIX MONTHS OF FISCAL 2002 COMPARED TO FIRST SIX MONTHS OF FISCAL 2001

The gross margin for the six months ended March 31, 2002, was $8,997,800 or 45.1% of sales as compared to $6,876,000 or 42.1% of sales for the same period in 2001. Favorable sales volume variances represent the largest portion of the $2,121,800 gross margin increase.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")-

     SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

SG&A expenses of $4,575,800 or 43.2% of sales for the quarter ended March 31, 2002, were $769,300 higher when compared to the same period in fiscal 2001 of $3,806,500 or 42.5% of sales. These higher costs are largely attributable to expenses associated with our NAC initiative and $357,900 in expenses, principally legal expenses, relating to the Form 13D that was filed with the Securities Exchange Commission on October 19, 2001, and later amended on December 24, 2001. Offsetting these increases were reduced professional fees relating to non-recurring expenses, incurred during the same period in fiscal 2001, associated with the evaluation of potential growth opportunities.

     FIRST SIX MONTHS OF FISCAL 2002 COMPARED TO FIRST SIX MONTHS OF FISCAL 2001

SG&A expenses for the six months ended March 31, 2002, were $8,483,500 or 42.5% of sales as compared to $6,997,800 or 42.8% of sales for the same period in fiscal 2001; an increase of $1,485,700. The increase in SG&A expenses was largely attributable to the aforementioned expenses associated with our NAC initiative and 13D related expenses, offset by reduced professional fees, as explained above.

(LOSS) INCOME BEFORE INCOME TAXES-

We recorded income before taxes of $17,700 for the quarter ended March 31, 2002, compared to a loss of ($90,400) for the second quarter of fiscal 2001. As noted above, the current quarter's results were negatively impacted by the non-recurring expenses incurred subsequent to the filing of the Form 13D, and the prior year's results by the aforementioned professional fees. Exclusive of these items, our earnings before taxes would have been $375,500 and $255,100 for the quarters ended March 31, 2002 and 2001, respectively.

The year-to-date income before taxes of $343,600 was $567,500 higher when compared to the prior year, which reflected a loss of ($223,900). Exclusive of the above-mentioned non-recurring fees, our year-to-date income before taxes would have been $764,000 and $121,600 for fiscal 2002 and 2201, respectively.

INCOME TAXES-

The effective tax rate for the quarter ended March 31, 2002, was 155.6% compared to an effective rate of 533.8% for the same period in fiscal 2001. The current quarter's effective rate is in excess of the federal statutory rate of 34% primarily due to the amortization of goodwill, which is not deductible for tax purposes, and the low level of pre-tax earnings. The change in the effective rate from the same period in the prior fiscal year was primarily attributable to the reversal of income tax reserves. During the second quarter of fiscal 2001, the Internal Revenue Service informed us that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years. The effective tax rate absent the reversal of these reserves would have been 41.6%.

The effective income tax rate for the six months ended March 31, 2002, was 49.3% compared to 222.9% in fiscal 2001. This difference was primarily attributable to the aforementioned reversal of income tax reserves.

INFLATION AND PRICING

Net product sales and loss from continuing operations are not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

Cash flows from operating activities provided net cash of $765,900 for the six months ended March 31, 2002, principally due to cash inflows resulting from an increase in accounts payable of $1,321,800, net income of $174,200, as well as net non-cash expenses of $661,000 primarily relating to depreciation and amortization of $423,800 and deferred income taxes of $152,100, offset by a $1,960,600 increase in accounts receivables.

The increase in accounts payable reflects higher purchasing activity associated with the increased sales volume as well as a more conscientious effort to monitor and improve working capital balances.

The increase in our receivables balance is largely attributable to sales volume increases related to several international customers who all receive credit terms to assist in the growth and revitalization of these areas, and to growth in our NAC program which provides for extended payment terms.

     INVESTING ACTIVITIES

Capital expenditures of $485,100 represent the entire net cash used in investing activities for the six months ended March 31, 2002, of which the largest portion relates to tooling associated with new products anticipated for release during the fall of 2002.

     FINANCING ACTIVITIES

Net cash used in financing activities was $287,000, which included $375,000 for payment of long-term debt and $88,000 for net borrowings under the credit facility.

Current working capital, together with anticipated cash flows generated from future operations and our existing $2,000,000 credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with the execution of our National Advertising Campaign initiative. As of March 31, 2002, there was $1,279,000 borrowed on our $2,000,000 credit facility.

     SCHEDULE 13D

On October 19, 2001, and as amended on December 24, 2001, Kirk W. Foley and certain other reporting persons filed a Statement on Schedule 13D reporting the acquisition of additional shares of our common stock by such persons. According to the Schedule 13D, the reporting persons intended to seek, among other things,
(i) control of our board of directors and (ii) to have our board of directors engage an investment banking firm to explore strategic alternatives.

We entered into an agreement with Kirk W. Foley, dated February 14, 2002, in settlement of certain proposals made by Mr. Foley in the 13D. Under the terms of the settlement, we have restructured our Board of Directors by reducing the size of the Board from nine to six directors and providing for annual elections of all directors. The six directors consist of the five continuing directors: James
R. Malone, Chairman, Thomas Davidson, John Pryor, Murray Walker and Ivan Winfield. Our Board of Directors has elected Mr. Foley to fill the sixth director seat. The six directors will serve until the stockholders' meeting in April of 2002 and at that meeting will be nominated for re-election for a term expiring at the 2003 stockholders' meeting. In conjunction with the reduction in Board size, four of our original nine directors have resigned from the Board. The resigning directors are Carl H. Young, III, Robert J. Abrahams, John S. Meany, Jr. and Barry L. Needler.

FUTURE ACCOUNTING REQUIREMENTS

In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS 64, which was an amendment to SFAS 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS 13, requiring leases modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sales-leaseback transactions. We are currently in the process of evaluating this Statement and do not expect the adoption of this Statement to have a material impact on our financial statements and results of operations.

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

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including, but not limited to, the statements made in "Net Product Sales" regarding to the regrowth of the Canadian network, "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of March 31, 2002, we had $1,279,000 outstanding under our credit facility bearing interest at the prime rate.

If interest rates were to increase 50 basis points (0.5%) from the March 31, 2002 rates and assuming no changes in outstanding debt levels from the March 31, 2002 levels, we would realize an increase in our annual interest expense of approximately $6,400.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) INDEX TO EXHIBITS

   10.00          Material Contract   Firstar Bank, NA Revolving Credit
                                      Agreement, attached.

   10.01          Material Contract   13-D Settlement Agreement incorporated by
                                      reference from Form 8-K filed on February
                                      19, 2002

(b) REPORTS ON FORM 8-K

On February 19, 2002, we filed a Form 8-K with the Commission, announcing that we entered into an agreement with Kirk W. Foley, dated February 14, 2002, in settlement of certain proposals made by Mr. Foley in a Schedule 13D filed with the Securities and Exchange Commission on October 19, 2001, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HMI INDUSTRIES INC.
                                         ------------------
                                            (Registrant)

Date:    MAY 15, 2002                   /s/ Julie A. McGraw
         ------------                   -------------------------------
                                        Julie A. McGraw
                                        Vice President - Chief Financial
                                        Officer