Form 10-Q
period 2002-06-30
HMI INDUSTRIES INC
filed 2002-08-14
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as Specified in Its Charter)

           DELAWARE                                     36-1202810
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------



--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 1, 2002
    ------------------------------------     -----------------------------------
    Common stock, $1 par value per share                 6,745,609

================================================================================


INDEX

PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONSOLIDATED CONDENSED BALANCE SHEETS.......................................................................3
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME.................................................................4
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW..............................................................5
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8
      Critical Accounting Policies................................................................................8
      Results of Operations......................................................................................10
      Liquidity and Capital Resources............................................................................12
      Future Accounting Requirements.............................................................................13
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform
       Act of 1995...............................................................................................14
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................14

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


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,        September 30,
                                                                                        2002               2001
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $        601          $      6,865
  Trade accounts receivable (net of allowance of $543,628 and $463,577)             2,702,828             2,130,847
  Note receivable                                                                        --                  35,071
  Inventories:
    Finished goods                                                                  2,370,059             1,902,050
    Work-in-progress, raw material and supplies                                     2,244,449             1,845,243
  Deferred income taxes                                                             1,428,122             1,680,758
  Prepaid expenses                                                                    335,933               184,137
  Other current assets                                                                 55,116               362,972
-------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          9,137,108             8,147,943
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  4,315,584             3,809,977
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,677,274 and $3,493,148)                              5,530,006             5,698,247
  Deferred income taxes                                                             2,593,380             2,580,648
  Trademarks (net of amortization of $150,454 and $120,083)                           419,162               337,190
  Other                                                                               256,034               268,865
-------------------------------------------------------------------------------------------------------------------
      Total other assets                                                            8,798,582             8,884,950
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                               $ 22,251,274          $ 20,842,870
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                 $    801,000          $  1,191,000
  Trade accounts payable                                                            3,322,205             1,902,373
  Income taxes payable                                                                517,745               531,748
  Accrued expenses and other liabilities                                            2,286,354             2,016,303
  Long-term debt due within one year                                                  308,819               583,949
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      7,236,123             6,225,373
-------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                    82,931                75,112
-------------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                      82,931                75,112
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000 shares; issued, none                --                    --
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,745,609 and 6,707,832 shares                          6,745,609             6,707,832
  Capital in excess of par value                                                    8,279,310             8,279,309
  Unearned compensation, net                                                           (4,082)               (8,145)
  Retained earnings                                                                   794,919               463,403
  Accumulated other comprehensive loss                                               (883,536)             (900,014)
-------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                   14,932,220            14,542,385
-------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                 $ 22,251,274          $ 20,842,870
===================================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                         For the three months                For the nine months
                                                            ended June 30,                       ended June 30,
                                                        2002               2001              2002               2001
--------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                   $9,306,956        $8,979,782        $29,275,300        $ 25,326,448
--------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                5,444,621         5,424,051         16,415,191          14,894,683
  Selling, general and administrative expenses         3,512,708         3,391,540         11,996,221          10,389,340
  Interest expense                                        22,023            21,910             64,474              71,794
  Other expense,  net                                     61,542            51,899            189,737             104,148
--------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                 9,040,894         8,889,400         28,665,623          25,459,965
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        266,062            90,382            609,677            (133,517)
Provision (benefit) for income taxes                     108,796            41,357            278,163            (457,641)
--------------------------------------------------------------------------------------------------------------------------
NET  INCOME                                           $  157,266        $   49,025        $   331,514        $    324,124
==========================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic                                                6,729,860         6,701,204          6,735,303           6,712,652
  Diluted                                              6,729,957         6,715,309          6,735,335           6,739,639
==========================================================================================================================

PER SHARE OF COMMON STOCK:
  Basic and diluted
                                                      $     0.02        $     0.01        $      0.05        $       0.05
==========================================================================================================================



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                          For the nine months ended June 30,
                                                                               2002                  2001
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   331,514            $   324,124
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization                                          663,209                665,595
       Provision for loss on disposal of assets                                17,000                   --
       Common/treasury shares issued, net of unearned
          compensation                                                         41,841                 81,411
       Provision for losses on receivables                                     27,526                  5,744
       Deferred income taxes                                                  239,904                (84,565)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in receivables                                       (564,436)                16,744
    Increase in inventories                                                  (867,215)              (583,527)
    (Increase) decrease in prepaid expenses                                  (151,796)                75,058
    Decrease (increase) in other current assets                               307,856                (62,320)
    Increase in accounts payable                                            1,419,832                220,059
    Increase (decrease) in accrued expenses and other liabilities             270,051               (710,000)
    Decrease in income taxes payable                                          (14,003)              (415,117)
    Other, net                                                                (83,033)              (202,234)
-------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities             1,638,250               (669,028)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (732,204)            (1,556,936)
-------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                            (732,204)            (1,556,936)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under credit facility                          (390,000)               863,085
  Payment of long term debt                                                  (522,310)               (12,498)
-------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities              (912,310)               850,587
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (6,264)            (1,375,377)
Cash and cash equivalents, beginning of period                                  6,865              1,535,051
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $       601            $   159,674
=============================================================================================================


See notes to consolidated condensed financial statements.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated condensed financial statements included in this report have been prepared, without audit, by HMI Industries Inc. from our consolidated statements and those of our subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in the annual financial statements have been condensed or omitted pursuant to such rules and regulations.

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

      3. SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in the cost of products sold when incurred. Amounts billed to customers for shipping and handling are reported as net product sales.

      4. PREPAID ADVERTISING
We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits, in no event longer than one year.

Direct-response advertising consisted primarily of design and development costs incurred in connection with a Filter Queen(R) television spot, which directs viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement were being amortized over a twelve-month period, which began in July 2001, following the first introduction of the advertisement into our Americas sales division.

At June 30, 2002 and 2001, $-0- and $396,700 of advertising, respectively, was reported as other current assets.

      5. EARNINGS PER SHARE
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                           Nine Months Ended June 30,
                                                           --------------------------
                                                      2002                          2001
                                          --------------------------      --------------------------
                                                             Per                                  Per
                                                            Share                                Share
                                           Shares           Amount            Shares             Amount
                                          --------          --------         ---------         ---------
Basic EPS                                    6,735          $   0.05             6,713          $   0.05
  Effect of dilutive stock options            --            $   --                  27          $   --
                                          --------          --------          --------          --------
Diluted EPS                                  6,735          $   0.05             6,740          $   0.05
                                          ========          ========          ========          ========


                                                            Three Months Ended June 30,
                                                           --------------------------
                                                    2002                             2001
                                          --------------------------      --------------------------
                                                             Per                              Per
                                                            Share                            Share
                                           Shares           Amount         Shares            Amount
                                          --------         --------       --------        -----------
Basic EPS                                   6,730          $   0.02          6,701          $   0.01
  Effect of dilutive stock options           --            $   --               14          $   --
                                         --------          --------       --------          --------
Diluted EPS                                 6,730          $   0.02          6,715          $   0.01
                                         ========          ========       ========          ========


As of June 30, 2002, 1,212,700 outstanding options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.0625 to $7.50 per share and expire between the period July 2, 2002 and August 29, 2010.

As of June 30, 2001, 556,800 outstanding options, subject to purchase, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options ranged from $1.25 to $7.50 per share and expired between the period January 2, 2002 and August 29, 2010.

     6. COMPREHENSIVE INCOME/LOSS
Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $178,500 and $348,000 for the three and nine months ended June 30, 2002, respectively and comprehensive income of $65,500 and $319,300 for the corresponding periods ending June 30, 2001.

     7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transaction has been treated as a non-cash item for purposes of the Consolidated Condensed Statements of Cash Flow. During the third quarter of fiscal 2002, we recorded $255,000 in debt in exchange for an asset. This asset has been vendor-financed and consists of production equipment associated with our filter cone product.

     8.  DEBT
On March 1, 2002, we entered into an additional $1 million revolving line of credit with our current lender consisting of loans against our eligible receivables and inventory. This additional line, which expired on May 31, 2002, carried the same interest rate and covenants as our existing $2 million revolving line of credit and was obtained to assist, if necessary, with the build-up of inventory associated with the launch of our new product and other strategic initiatives. As of the date of this report, our lender has approved the reinstatement of the additional $1 million line at the same terms as when originally obtained, with an expiration of January 31, 2003.

In addition, under the same agreement mentioned above, we reset the capital expenditure covenant in anticipation of exceeding the previously established levels during our fiscal year ending September 30, 2002.

There were no covenant violations under the credit facility agreement as of or for the period ended June 30, 2002.

     9. INCOME TAXES
During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated condensed financial statements required us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements. Actual results may differ from these estimated under different assumptions or conditions.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS
Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the nine months ended June 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets (Refer also to our comments under the Future Accounting Requirements section below concerning the adoption of FAS
142).

     INCOME TAXES
Carrying value of our domestic net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Condensed Statement of Income. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

     WARRANTY RESERVES
Estimated future warranty obligations, based on historical trends, related to our products are provided by charges to operations in the period in which the related revenue is recognized. If future returns do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

RESULTS OF OPERATIONS
NET PRODUCT SALES
     THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001 Net product sales of $9,307,000 for the quarter ended June 30, 2002, were $327,200 or 3.6% higher when compared to sales for the same quarter in fiscal 2001 of $8,979,800. The increase was entirely attributable to the Americas, offset by decreased European sales.

Revenue growth in the Americas was largely attributable to the opening of additional offices by several key master distributors within our existing network, as well as the promotion of certain regional distributors to master distributor status.

The sales decline in Europe was primarily due to lower sales to Portugal, Spain and Belgium of which Portugal was the largest. Due to the relocation of some of Portugal's best distributors to Brazil and the closing of non-performing offices, the distribution network in Portugal is going through a period of reorganization.

     FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL
2001
Net product sales of $29,275,300 for the nine months ended June 30, 2002, were $3,948,900 or 15.6% higher when compared to sales for the same period in fiscal 2001 of $25,326,400. The increase in sales was primarily attributable to increased sales in the Americas and Asia offset by decreased sales in Europe, primarily due to the aforementioned lower sales to Portugal.

The increased sales in the Americas were largely due to the increased network sales as discussed above. Also contributing to the Americas revenue growth were sales from the National Advertising Campaign (NAC), and Health-Mor at Home(TM) offset by unfavorable Canadian sales. The NAC centers around the continued testing and refinement of a thirty-minute infomercial. The NAC was designed to increase brand awareness, generate sales-leads, and open new territories. Health-Mor at Home(TM) created in October 2001, is a direct to consumer outbound sales force designed to assist consumers in locations where distributors are no longer located.

Defender(R) sales to Japan and Korea drove the year-to-date Asian revenue increase. They were sold to distributors there that purchased them with the intention of selling the Majestic(R) and Defender(R) together as a system rather than as stand-alone products. Korea has had the most success marketing the products together and we are hopeful that this trend of increased Defender(R) sales will continue.

GROSS PROFIT
     THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001
The gross margin for the quarter ended June 30, 2002, was $3,862,300 or 41.5% of sales as compared to $3,555,700 or 39.6% of sales in 2001. This represents an increase in gross margin of $306,600 and was largely driven by a favorable sales volume variance and improved product mix from the prior year.

     FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL
2001
The gross margin for the nine months ended June 30, 2002, was $12,860,100 or 43.9% of sales as compared to $10,431,800 or 41.2% of sales for the same period in 2001. Favorable sales volume variances represent the largest portion of the $2,428,300 gross margin increase.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")
     THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001
SG&A expenses of $3,512,700 or 37.7% of sales for the quarter ended June 30, 2002, were $121,200 higher when compared to the same period in fiscal 2001 of $3,391,500 or 37.8% of sales. These higher costs were attributable to increased sales commissions and certain accrued benefit expenses, which followed the increased level of sales and earnings. They were also impacted by expenses associated with our NAC initiative and expenses relating to the launch of our 75th Anniversary units. Offsetting these increases were reduced video, career development program and consulting expenses, incurred during the same period in fiscal 2001.

     FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL
2001
SG&A expenses for the nine months ended June 30, 2002, were $11,996,200 or 41.0% of sales as compared to $10,389,300 or 41.0% of sales for the same period in fiscal 2001; an increase of $1,606,900. The increase in SG&A expenses was largely attributable to the aforementioned expenses associated with our NAC initiative and non-recurring expenses of $425,400 relating to the Form 13D that was filed with the Securities Exchange Commission on October 19, 2001, and later amended on December 24, 2001 (See the Liquidity and Capital Resources section below for additional information on the Form 13D filing). It was also impacted by the aforementioned increased sales commissions and accrued benefit expenses. Offsetting these increases were reduced professional fees of $345,500 relating to non-recurring expenses, incurred during fiscal 2001, associated with the evaluation of potential growth opportunities, as well as the costs associated with certain career development programs and activities.

INCOME (LOSS) BEFORE INCOME TAXES
The year-to-date income before taxes of $609,700 was $743,200 higher when compared to the prior year, which reflected a loss of ($133,500). Exclusive of the above-mentioned non-recurring fees and expenses, our year-to-date income before taxes would have been $1,035,100 and $212,000 for fiscal 2002 and 2001, respectively.

INCOME TAXES
The effective tax rate for the quarter ended June 30, 2002 was 40.9% compared to an effective tax rate of 45.8% for the same period in fiscal 2001. The change in the effective tax rate is primarily attributable to additional tax benefits associated with export sales.

The effective income tax rate for the nine months ended June 30, 2002 was 45.6% compared to 342.8% in fiscal 2001. This difference was primarily attributable to the reversal of income tax reserves in the prior year. During the second quarter of fiscal 2001, the Internal Revenue Service informed us that examinations for fiscal years 1994 through 1997 were completed. As these examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445,000 for the reversal of income tax reserves associated with these fiscal tax years. The effective tax rate absent the reversal of these reserves would have been 9.5%.

INFLATION AND PRICING
Net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES
     OPERATING ACTIVITIES
Cash flows from operating activities provided net cash of $1,638,200 for the nine months ended June 30, 2002, principally due to cash inflows resulting from an increase in accounts payable of $1,419,800, net income of $331,500, as well as net non-cash expenses of $989,500 primarily relating to depreciation and amortization of $663,200 and deferred income taxes of $239,900, offset by increases in inventory and accounts receivables of $867,200 and $ 564,400, respectively.

The increase in accounts payable reflects higher purchasing activity associated with the increased sales volume and new product models as well as a more conscientious effort to monitor and improve working capital balances.

The inventory increase was largely a result of safety stock that was built to prevent any shipping interruptions to the distribution network for a planned one-week plant shutdown in July 2002, the purchase of raw material for the new product models released in May and another scheduled for release in fiscal 2003, as well as increased finished good stock levels associated with the buildup of expected June 2002 orders that will not occur until July/August 2002.

The increase in our receivables balance is largely attributable to sales volume increases related to several international customers who all receive credit terms to assist in the growth and revitalization of these areas, and to growth in our NAC program which provides for extended payment terms.

     INVESTING ACTIVITIES
Capital expenditures of $732,200 represent the entire net cash used in investing activities for the nine months ended June 30, 2002, of which the largest portion relates to tooling associated with new products anticipated for release during 2003.

     FINANCING ACTIVITIES
Net cash used in financing activities was $912,300, which included $522,300 for payment of long-term debt and $390,000 for net repayments under the credit facility.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with the launch of our new products. As of June 30, 2002, there was $801,000 borrowed on our $2,000,000 credit facility.

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

We entered into an agreement with Kirk W. Foley, dated February 14, 2002, in settlement of certain proposals made by Mr. Foley in the 13D. Under the terms of the settlement, we have restructured our Board of Directors by reducing the size of the Board from nine to six directors and providing for annual elections of all directors. The six directors consist of the five continuing directors: James
R. Malone, Chairman, Thomas Davidson, John Pryor, Murray Walker and Ivan Winfield. Our Board of Directors has elected Mr. Foley to fill the sixth director seat. The six directors will serve until the 2003 stockholders' meeting. In conjunction with the reduction in Board size, four of our original nine directors resigned from the Board. The resigning directors are Carl H. Young, III, Robert J. Abrahams, John S. Meany, Jr. and Barry L. Needler.

FUTURE ACCOUNTING REQUIREMENTS
In May 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. This Statement eliminates SFAS No. 4, as a result, gains and losses from extinguishment of debt should be classified as extraordinary items if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also eliminates SFAS No. 44, which was established to provide accounting requirements for effects of transition for provisions of the Motor Carrier Act of 1980. The deregulation of intrastate operating rights and transition to the provisions of those laws being complete has necessitated the rescission of SFAS No. 44. This Statement also eliminates the need to have SFAS 64, which was an amendment to SFAS 4 and has been rescinded with this Statement. Lastly, this Statement amends SFAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sales-leaseback transactions. We are currently in the process of evaluating this Statement and do not expect the adoption of this Statement to have a material impact on our financial statements and results of operations.

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

In July 2001, the FASB also issued FAS 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing, we have initiated the process to implement FAS 142 and anticipate the completion of the first implementation step, which is to obtain a valuation for the company which will screen for the potential impairment of goodwill, by December 31, 2002. As FAS 142 utilizes a different accounting model than the current accounting standard, possible impairment of our goodwill could be determined as a result of this step.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Net Product Sales" regarding the continued trend of Korean system sales, "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of June 30, 2002, we had $801,000 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the June 30, 2002 rates and assuming no changes in outstanding debt levels from the June 30, 2002 levels, we would realize an increase in our annual interest expense of approximately $4,000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
 (a) INDEX TO EXHIBITS

 3.1        Certificate of          Incorporated by reference from Annual Report
            Incorporation           on form 10-K for the year ended September
                                    30, 1995

 3.2        Bylaws                  Incorporated by reference from Annual Report
                                    on form 10-K for the year ended September
                                    30, 1995

 3.3        Amended Bylaws          Incorporated by reference from Form 8-K
                                    filed on February 19, 2002.

 10.00      Material Contract       Firstar Bank, NA Revolving Credit
                                    Agreement, incorporated by reference from
                                    Form 10-Q for the period ended March 31, 2002.

 10.01      Material Contract       13-D Settlement Agreement incorporated by
                                    reference from Form 8-K filed on February
                                    19, 2002

(b) REPORTS ON FORM 8-K
No report on Form 8-K was filed during the quarter ended June 30, 2002.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HMI Industries Inc.
                                            -------------------
                                               (Registrant)

Date:    August 14, 2002                   /s/ Julie A. McGraw
         ---------------                   ------------------------------------
                                              Julie A. McGraw
                                              Vice President - Chief Financial
                                              Officer


  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF HMI
               INDUSTRIES INC. PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q (the "Report") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HMI Industries Inc.


/s/ James R. Malone                                      /s/ Julie A. McGraw
-----------------------                                  -----------------------
James R. Malone                                          Julie A. McGraw
Chief Executive Officer                                  Chief Financial Officer
August 14, 2002                                          August 14, 2002