Form 10-K
period 2002-09-30
HMI INDUSTRIES INC
filed 2002-12-13
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-1202810
----------------------------------------    -----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     Incorporation or organization)

  6000 Lombardo Center, Suite 500,
       Seven Hills, Ohio                                  44131
----------------------------------------    -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (216) 986-8008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the OTC Bulletin Board on October 24, 2002 was approximately $1,654,126.

                        Class                             October 24, 2002
           ------------------------------------         ---------------------
           Common stock, $1 par value per share               6,745,609

The following documents are incorporated by reference in this Form 10-K.

Portions of the Proxy Statement for the 2003 Annual Meeting, incorporated into
Part III (Items 10, 11, 12 and 13).

Index to Exhibits is found on pages 50-51.    This report consists of 51 pages.
===============================================================================

TABLE OF CONTENTS
-----------------

PART I............................................................................................................2

   Item 1.  Business..............................................................................................2
   Item 2.  Properties...........................................................................................10
   Item 3.  Legal Proceedings....................................................................................10
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................11

PART II..........................................................................................................11

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............................11
   Item 6.  Selected Financial Data..............................................................................13
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................14
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................................22
   Item 8.  Financial Statements and Supplementary Data..........................................................22
   Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................22

PART III.........................................................................................................22

   Item 10.  Directors and Executive Officers of Registrant......................................................22
   Item 11.  Executive Compensation..............................................................................22
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................22
   Item 13.  Certain Relationships and Related Transactions......................................................22
   Item 14.  Controls and Procedures.............................................................................23

PART IV..........................................................................................................23

   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................23

SIGNATURES.......................................................................................................24

INDEX TO FINANCIAL STATEMENTS....................................................................................27

INDEX TO EXHIBITS................................................................................................50

PART I.
(DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS
GENERAL DEVELOPMENT OF THE BUSINESS
Our company, HMI Industries Inc. ("HMI"), is a worldwide, direct selling company engaged in the manufacture and sale of high filtration portable surface cleaners, portable room air cleaners and central vacuum cleaning systems. Our high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R) and Defender(R) (portable room air cleaner only) and our central vacuum cleaning system is sold under the trade names Vacu-Queen(R) and Majestic II(R).

Although we were known as Health-Mor Inc. until 1995, when our name was changed to HMI Industries Inc., we continue to distribute our products under the Health-Mor brand name. HMI was reorganized in 1968 in Delaware, succeeding an Illinois corporation formed originally in 1928.

Over the last five years HMI has positioned itself to invest in new infrastructure and pursue additional core growth opportunities by:

     a) directing the financial turnaround of the company while increasing product awareness and brand recognition to strengthen and grow the top line,

     b)   divesting all non-core businesses,

     c)   streamlining processes and lowering costs,

     d) successfully completing a $2,000 private offering of our common stock,

     e) creating a program to aid in the retention of Distributors and help with the development of their professional careers and independent businesses (see U.S. MARKET below for additional information),

     f) creating and developing Health-Mor at Home(TM), a direct to consumer outbound sales force designed to assist consumers in locations where Distributors are no longer located,

     g) more fully automating our assembly and distribution by moving all production areas to a new and more efficient facility in Strongsville, Ohio, as well as relocating our sales, marketing and executive personnel to our new corporate world headquarters at 6000 Lombardo Center, Seven Hills, Ohio, and

     h) obtaining approval for our manufacturing facility as both a Medical Class II facility by the Food and Drug Administration ("FDA") and as a Foreign Trade Zone. The FDA Medical Class II recognition is the medical equivalent to the ISO 9001 standards. The Foreign Trade Zone status provides dollar saving benefits on such things as duty exemption on re-exports, duty elimination on waste and scrap, no duty on rejected or defective parts, duty deferral, no duty on domestic content or value added and relief from local taxes.

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

According to the U.S. Environmental Protection Agency ("EPA"), most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. In addition, studies by the EPA consistently rank indoor air pollution among the top five environmental risks to public health. According to the June 2002 issue of Health Magazine... "Every breath you take carries tiny particles into your lungs...and new evidence suggests that as many as 50,000 Americans may die each year from inhaling these microscopic specks. Worldwide, that number could be as high as 2.8 million deaths annually..." Health Magazine suggests two methods to help clear potentially harmful particles from our air are to "Get a good filter" and "Upgrade your vacuum". In September 2002, Woman's World Magazine warns that "It's never been more important to avoid pollution and make sure you're breathing the cleanest air possible." Furthermore a May 2002 report on CNN states that "About half of all Americans...are breathing bad air." In February of 2002, "the National Academy of Sciences Institute of Medicine found that allergens produced by cats, cockroaches, and dust mites can aggravate asthma." The February 2002 Consumer Reports states that "...choosing the right vacuum, air cleaner...can improve the air you breathe and protect your home."

     PRODUCTS AND DISTRIBUTION
Our principal products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner, and a portable room air cleaner that helps to remove particles, gases and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM) in some parts of the world. In other areas, primarily Asia and Europe, the two products are sold separately.

Filter Queen(R) uses a patented multi-filtration system consisting of Cellupure(R), MEDIPure(R), and Enviropure(R) filter cones and cartridges. The Filter Queen Indoor Air Quality System(TM) is designed and proven to reduce airborne particles and allergens such as dust, smoke, pollen, mold spores, animal dander, dust mites and harmful fibers that may lead to allergic reactions. Independent tests confirm that the Filter Queen Indoor Air Quality System(TM), when used with the above named filters and cartridges, removes 99.98% of particles at .01 micron, which is better than HEPA (high efficiency particulate arrestance technologies), the industry standard.

We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner compared with all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 USD. We also offer a five-year optional warranty on the portable surface cleaner. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our distribution system consists of approximately 400 Distributors and Importers who sell our products. Our independent authorized Distributors and Importers sell our products in more than 35 countries worldwide.

Each Distributor and Importer has a defined territory in which he or she maintains the exclusive right to sell our company's products. Each Distributor and Importer sells the products to consumers through an in-home presentation given by a sales associate who, in some parts of the world, has been trained and certified by independent HMI trainers as an "Indoor Air Quality Specialist." Our products are sold through in-home sales and direct response advertising, as both methods allow for a more complete presentation of the product's benefits. Distributors are granted the right to market our products using the demonstration method and utilizing our trademarks. These same Distributors and Importers are responsible for providing service and replacement parts and supplies to the end-consumers in their territories, which provides them with another source of revenue and potential referral network.

U.S. MARKET. In the United States, we primarily sell our high filtration portable surface cleaner and portable room air cleaner through Distributors who sell our products to end consumers through sales associates.

To aid in the retention of Distributors and help with the development of their professional careers and independent businesses, we developed a unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured multi-step program that provides business training from the earliest level of a new recruit to the most senior level of a Premier Master Distributor. The program provides incentives at each level to promote the development and retention of quality Distributors and sales associates. Personal and professional training includes: sales, and recruiting seminars, a business management correspondence course, and a week-long educational and training course called the Business Management Institute ("BMI") designed in conjunction with Baldwin-Wallace College in Cleveland, Ohio. BMI addresses everything from sales techniques, lead generation, personal finances, moral, legal and ethical standards, human resource compliance issues, to business ownership and more. Every Distributor that opens a Filter Queen(R) office must attend BMI. The results prove that offices operated by BMI graduates are more successful in terms of unit sales and associate retention than those operated before the inception of the program. The reward for working your way through The Edge and selling 30,000 Filter Queen(R) units is $1 million. In May of 2003, we expect to reward our first millionaire at our national convention. In May of 2001, we received the distinguished Education for Life Award for our unique and outstanding education program, The Edge Success Program. The Direct Selling Association recognizes companies in the direct selling industry that go beyond just sales training. Other companies who received this honor in the past include Tupperware, Avon and Mary Kay.

In an effort to improve our service to the end-consumers, in fiscal 2001 we created Health-Mor at Home(TM) ("HMAH"). HMAH is a revenue generating inside sales organization selling replacement parts and services to Filter Queen(R) owners, throughout the United States, who no longer have an authorized Distributor in their area.

MARKETS OUTSIDE THE U.S. Success in exporting has occurred for us mostly in the last twenty years. To sell our products in a foreign market, we usually engage the services of a single Importer to represent our products in each country. We have less contact with the direct sales networks employed by Importers because we have fewer field staff outside the U.S. to support such sales networks. Since each country poses its own unique set of challenges (among others, currency fluctuations, differing political and economic systems, unique business and legal environments, inconsistent duty and tax requirements, and even civil unrest and war), it can be very difficult to penetrate a new market without the help of an individual from that market. As a consequence, we are dependent on our Importers to address those challenges.

This year a reorganization of the management for our international market has resulted in the planned introduction of the most successful U.S. programs. For example, in early calendar 2003, the Edge Success Program, BMI, the "System" selling strategy, and the new power nozzle (formally sold only as an option) will all be introduced, with great anticipation, to some of our largest foreign markets in parts of Asia, Europe and the Middle East.

     MARKETING AND ADVERTISING
Traditionally, we have relied on our Distributors to market and sell our products to consumers. A portion of the sales of our products by our Distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end-consumers who purchase these products. Regulatory efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. There can be no assurance that such regulations will not further restrict telemarketing, and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the Distributors have been developing alternative methods to generate leads for in-home demonstrations. Such alternative methods include, but are not limited to, setting up displays at trade shows and fairs, distributing flyers and door hangers, using customer referral programs, and a National Advertising Campaign ("NAC").

Though we have not marketed our products directly to the consumer in the past, we have been testing a NAC as a method to develop sales leads, increase market penetration and improve brand awareness. In July 2001 we introduced our first ever thirty-minute television commercial. Running on national cable channels like the Sci-Fi Network, HGTV, Hallmark and Bravo, as well as local broadcast channels, we were able to reach millions of homes. Although it did not generate the financial results we anticipated, the commercial, which we stopped broadcasting in August 2002, did triple the hits on our website during the period it was on the air, hence, we were able to distribute numerous new leads to our network.

In addition to television advertising we developed an alliance with a medical doctor to write a book on the dangers of indoor air pollution. In his book, EVERY BREATH YOU TAKE, Dr. Bill Loughridge explains how to reduce the negative affects of indoor air pollution. In the "solutions" section of the book, Dr. Loughridge recommends Filter Queen(R) as the best cleaning system to help maintain a healthy environment. The book was published in May 2002 and is available through Ingram Books, or HM@H. Filter Queen(R) Distributors have purchased the book to educate their sales associates and consumers. Many Distributors give the book away free just for seeing a demonstration. To date nearly four-thousand books have been distributed.

We also are continuing our relationship with the National Trust for Historic Preservation ("National Trust"), originally begun in 1998, by exclusively supplying our Filter Queen Indoor Air Quality System(TM) to 19 sites of national historic significance under the National Trust's care. Under the agreement with the National Trust, we are permitted to advertise and promote the National Trust's choice of the Filter Queen(R) to help preserve some of America's most nationally significant homes, including James Madison's Montpelier in Virginia, Frank Lloyd Wright's home and studio in Oak Park, Cliveden in Philadelphia, Lyndhurst in Tarrytown, New York and Woodrow Wilson's home in Washington, D.C.

     RAW MATERIAL
We assemble finished units from parts purchased from various suppliers. The raw materials used by our manufacturing operations are purchased from a number of suppliers, and substantially all such materials are readily available.

     PATENTS AND TRADEMARKS
We have numerous United States and foreign patents, patent and trademark applications, registered trademarks and trade names that are used in our business. We generally own the trademarks under which our products are marketed and have registered our trademarks and will continue to register and protect them as they are developed or acquired. In the case of trademarks used which are owned by others, we have entered into long-term license agreements to use the trademarks. We also believe that certain of the trademarks and trade names are of material importance to the businesses/products to which they relate and may be of material importance to our company as a whole. Although protection of our patents and related technologies are important components of our business strategy, none of the individual patents is believed to be material to our company. The remaining duration of the patents and trademarks varies.

     SEASONALITY
Historically we experience lower product sales in our fiscal fourth quarter, as compared to the first three fiscal quarters, resulting from fluctuations in our European product sales as the European importers adjust their inventory volumes in July/August for the standard European holiday month of August. European net product sales approximated 14.6%, 19.8% and 24.9% for the fiscal fourth quarters in 2002, 2001 and 2000, respectively, as compared to the average of the first three fiscal quarters in 2002, 2001 and 2000 of 19%, 23% and 30%, respectively.

     MAJOR CUSTOMERS AND DEPENDENCE ON INDEPENDENT DISTRIBUTORS
We are subject to risks specific to the individual countries in which we do business. In fiscal 2002 one international customer accounted for more than 10% of our product sales. This international customers product sales were 11.9% of our total product sales. In fiscal 2001 and 2000, three international customers accounted for more than 10% each of our product sales with individual sales of 13.1%, 11.2% and 10.2% of total product sales in fiscal year 2001, and 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000. The loss of any significant portion of our sales from these Importers could have a material adverse impact on our sales and earnings.

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

     BACKLOG
We operate monthly with a minimal backlog (backlog at September 30, 2002, 2001 and 2000 was $6, $-0- and $19, respectively).

     COMPETITION
We experience strong competition in the sale of our high filtration portable surface cleaners, central vacuum systems and portable room air cleaners. Not only do we compete for consumer sales but also for Distributors to sell our products. Participants in the vacuum and indoor air cleaner industries compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived amount of particles removed by a vacuum cleaner or air filter. Economy or disposable vacuums and indoor air filters are sold through a variety of channels, including department stores, discount houses, appliance stores, and catalogs, generally at substantially lower prices than our products. According to the last survey from the Vacuum Dealers Trade Association, 75% of vacuum sales in 2000 were through retail store outlets while direct-selling companies like HMI sold 25%. We believe that our high filtration portable surface cleaner is superior to other vacuum cleaners because of its outstanding performance and warranty, as described in greater detail above under "Products and Distribution."

Our high filtration portable surface cleaner and central vacuum system compete with many significant vacuum cleaner manufacturers and with regional and private label manufacturers, including other direct selling companies, such as Rainbow, Tristar, Kirby, Miracle Mate, Electrolux and Water-Matic, and companies that sell through retail outlets such as Eureka, Hoover, Kenmore and Royal. HMI is also manufactures and distributes a portable room air cleaner recognized as a Class II Medical Device by the FDA. The portable room air cleaner market is primarily a retail and catalog business. HMI's Defender(R) competes directly with air cleaners like; Alpine, Honeywell, Bionaire, Hunter, Holmes and Sharper Image. Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than us, and sell their products through broader and more extensive distribution channels. According to The U.S. Air Cleaner Market Report 2000, published by Riedel Marketing, nearly 70% of air cleaner owners purchased through traditional retail establishments while just 5% of those who own an air cleaner purchased from a salesperson that came to their home.

     RESEARCH AND DEVELOPMENT
Our ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. In fiscal year 2002, 2001 and 2000, we invested $273, $351 and $643, respectively, in new product development. We anticipate expending less money on the development of new products in fiscal year 2003.

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

     EMPLOYEES
We employed 113 full-time and 14 part-time employees at September 30, 2002. None of our employees are parties to a collective bargaining agreement, and we believe our relationships with all our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Sales to international customers represent 48.7%, 57.8% and 64.4% of net product sales for the years ending September 30, 2002, 2001 and 2000, respectively.

     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                              AGE                        POSITION AND TERMS OF SERVICE AS OFFICER
----------------------------    --------    ----------------------------------------------------------------------------
James R. Malone                   59        Chairman and Chief Executive Officer
John A. Pryor                     60        President and Chief Operating Officer (1)
Julie A. McGraw                   38        Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (2)
Joseph Najm                       42        Vice President-Operations (3)
Daniel J. Duggan                  42        Vice President (4)
Darrell Weeter                    46        Vice President (5)
John S. Meany, Jr.                57        Vice President, and Secretary (6)

(1) Mr. Pryor was elected President and Chief Operating Officer in 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(2) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She served as Corporate Controller from 1998 to 2001, and as Assistant Corporate Controller from 1996 until 1998.

(3) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

(4) Mr. Duggan has served in various capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

(5) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000, and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a Distributor of products manufactured by the Company, since 1985.

(6) Mr. Meany was elected Vice President in March 2002, and also has served as Corporate Secretary since 1995. He was an attorney in private practice from 1991 to 2002.

ITEM 2.  PROPERTIES

The following table sets forth the location, character and size (in square feet) of the real estate we used in our operations at September 30, 2002:

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


ITEM 3.  LEGAL PROCEEDINGS
Bliss Technologies, Inc. ("Bliss"), the company formed from the 1998 sale of the subsidiary of HMI, filed for bankruptcy in January 2000 in the United States Bankruptcy Court, Eastern District of Michigan. In this action filed in 2002, the Official Committee of Unsecured Creditors of Bliss Technologies alleges a fraudulent conveyance claim against us asserting that the sale of Bliss in 1998 was a fraudulent transfer insofar as we received more for Bliss than it was worth and that Bliss was insolvent from its inception. Former directors of Bliss, Mark Kirk and Carl Young, are also named as defendants in the action. Claims pending against them allege that in their capacity as Bliss directors they breached fiduciary duties to Bliss creditors. The complaint seeks damages in an unspecified sum. The claims against us and the claims against Mr. Kirk and Mr. Young are being vigorously defended. We believe that we will resolve this matter in a manner that will not have a material adverse effect on HMI.

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001 in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days, until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation and credit. All matters are pending. The Plaintiffs allege damages in excess of U.S. $21,894. We believe that since we proceeded in conformity with the authority of the Courts, the claims against us are meritless and that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Claims arising in the ordinary course of business are also pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2002 and 2001 were accruals of $15 and $15, respectively, relating to various claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB". As of September 30, 2002, there were 226 stockholders of record.

A summary of the quarterly high and low bid price of our common stock on the OTC Bulletin Board for the years ended September 30, 2002 and 2001, are as follows:

                    2002
                                      High [1]        Low [1]
                                     -----------    -----------
                        1st Quarter  $ 1.01         $ 0.70
                        2nd Quarter  $ 0.80         $ 0.51
                        3rd Quarter  $ 0.83         $ 0.58
                        4th Quarter  $ 0.65         $ 0.46

                    2001
                                      High [1]         Low [1]
                                     -----------    -----------
                        1st Quarter  $ 1.125        $ 0.6875
                        2nd Quarter  $ 1.5          $ 0.84375
                        3rd Quarter  $ 1.15         $ 0.7
                        4th Quarter  $ 1.15         $ 1.01

[1] The bid price for our common stock was received from Nasdaq Trading & Market Services. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower or omit the dividend in any quarter. No dividends were declared in 2002 or 2001 as the credit agreement with our lender presently prohibits us from declaring or paying any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans. Information about HMI equity compensation plans at September 30, 2002 was as follows (shares in thousands):

                                                                                                Number of shares
                                               Number of shares to                             remaining available
                                                  be issued upon        Weighted average       for future issuance
               Plan Category                       exercise of          exercise price of         under equity
                                               outstanding options     outstanding options     compensation plans
--------------------------------------------- ----------------------- ---------------------- ------------------------
Equity compensation plans approved by
shareholders (a)                                    1,012                   $1.25                      -0-  (b)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
shareholders (c)                                      135                   $5.91                      -0-
---------------------------------------------------------------------------------------------------------------------
Total                                               1,147                   $1.80                      -0-


a) These options were issued under the 1992 Omnibus Long-Term Compensation Plan. See "Notes to Consolidated Financial Statements, Note 5 - Long-Term Compensation Plan."

b) The 1992 Omnibus Long-Term Compensation Plan (the "Plan") does not contain any restriction on the number of shares that can be issued pursuant to an award under the Plan except for Incentive Stock Options ("ISO"), which are limited to 2,500,000 shares, as adjusted for stock splits. No new ISO grants may be made under the Plan because the Plan was adopted more than ten years ago. Regulations of the Internal Revenue Service which determine whether or not on option is an ISO require that the Plan under which an ISO is granted must have been adopted within the prior ten years. The number of shares available for grant each year is equal to 5% of the Company's outstanding Common Stock on December 31 of the prior year. To the extent that the number of awards in any year is less than 5%, this unused amount may be carried over to future years. Awards which have lapsed or been forfeited may also be reissued in future years. The maximum number of awards that can be made in any year, including carryovers and lapsed and forfeited awards, is equal to 10% of the Company's outstanding Common Stock on December 31 of the prior year.

c) Awards of non-qualified stock options were made to two outside consultants in connection with their services to HMI. The option price was the fair market value on the date of grant. One option for 100 shares expires ten years from the date of grant (2006), while the other option for 35 shares expires five years from the date of grant (2005).

ITEM 6.  SELECTED FINANCIAL DATA
In thousands except per share amounts and ratios

                                                  2002           2001            2000           1999            1998
                                                ---------      ----------      ---------      ----------      ---------
Net Product Sales                            $    37,113    $     32,535    $    34,621    $     36,927    $   38,748
Cost of Product Sold and SG&A Expenses       $    36,080    $     32,754    $    33,515    $     38,447    $   48,203
Impairment Loss                              $       ---    $        ---    $       ---    $      2,665    $      ---
Other Expense (Income), net                  $       430    $        287    $        (6)   $        (60)   $    1,335
Income (Loss) From Continuing
  Operations Before Taxes                    $       603    $       (506)   $     1,112    $     (4,125)   $  (10,790)
Income (Loss) Margin From Continuing
  Operations Before Taxes                            1.6%           (1.6%)          3.2%          (11.2%)       (27.8%)
Income Tax Expense (Benefit)                 $       265    $       (593)   $      (353)   $        116    $   (2,217)
Income Tax Rate                                     43.9%          117.2%         (31.7%)          (2.8%)        20.5%
Income (Loss) From Continuing
  Operations                                 $       338    $         87    $     1,465    $     (4,241)   $   (8,573)
Income (Loss) Margin From Continuing
  Operations                                         0.9%            0.3%           4.2%          (11.4%)       (21.9%)
Income From Discontinued Operations          $       ---    $        ---    $       ---    $       ---     $      441
Gain (Loss) on Disposals                     $       ---    $        ---    $       425    $       (375)   $    7,157
Net Income (Loss)                            $       338    $         87    $     1,890    $     (4,616)   $     (975)
Net Income (Loss) Margin                             0.9%            0.3%           5.5%          (12.4%)        (2.5%)

Per Share Data - Basic and Diluted:
Income (Loss) Before Discontinued
  Operations                                 $      0.05    $       0.01    $      0.24    $      (0.81)   $    (1.66)
Income From Discontinued Operations          $       ---    $        ---    $       ---    $        ---    $      .09
Gain (Loss) on Disposals                     $       ---    $        ---    $      0.07    $      (0.07)   $     1.38
Net Income (Loss)                            $      0.05    $       0.01    $      0.31    $      (0.88)   $    (0.19)
Weighted Average Number of Common
  Shares Outstanding:
   Basic                                           6,719           6,691          6,113           5,263         5,170
   Diluted                                         6,719           6,724          6,140           5,263         5,170

Total Assets                                 $    21,456    $     21,241    $    20,843    $     17,465    $   24,409
Long-Term Debt                               $        33    $         75    $        71    $        ---    $       42
Stockholders' Equity                         $    14,871    $     14,543    $    14,394    $     10,326    $   14,099
Working Capital                              $     1,947    $      1,923    $     3,913    $        612    $      (18)

Ratio of Current Assets to Current
  Liabilities                                       1.30            1.29           1.61            1.09          1.00
Percent of Earnings on Average
  Stockholders' Equity                               2.3%            0.6%          15.3%          (37.8%)       (6.80%)
Stock High(a)                                      1 1/5         1 11/16          1 3/4           2 1/4         6 1/2
Stock Low(a)                                       25/49           11/16            1/2               1         1 1/4

(a) Represents closing price of stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The discussion and analysis contained in this section relates only to our continuing operations.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements. Actual results may differ from these estimated under different assumptions or conditions.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS
Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the year ended September 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets (Refer also to our comments under the Future Accounting Requirements section below concerning the adoption of FAS
142).

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

     WARRANTY RESERVES
Estimated future warranty obligations, based on historical trends, related to our products are provided by charges to operations in the period in which the related revenue is recognized. If future returns and warranty settlements do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001
NET PRODUCT SALES- Net product sales of $37,113 for the year ended September 30, 2002, were $4,578 or 14.1% higher when compared to the prior year sales of $32,535. The increase in sales was primarily attributable to increased revenues in the Americas and Asia offset by decreased sales in Canada and Europe. The Americas, backed by a stronger distribution network and our National Advertising Campaign ("NAC"), was the largest contributor to this sales increase.

The opening of additional offices by several key Distributors within our existing Americas' network, as well as the switch of Distributors from a competitor in the second quarter of fiscal 2001, led to increased Majestic(R) (portable floor care cleaner) and Defender(R) (portable air room cleaner) sales in the Americas. Further contributing to the Americas revenue growth were sales from the NAC and Health-Mor at Home(TM). The NAC, a thirty-minute infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads, and open new territories. In August 2002, we stopped broadcasting the infomercial as anticipated profits for this program were not being met and the infomercial had exceeded the industry standard expected life cycle of twelve months. Health-Mor at Home(TM) created in October 2001 is a direct to consumer outbound sales force designed to assist consumers in locations where Distributors are no longer located.

Defender(R) sales to Japan and Korea drove the year-to-date Asian revenue increase. They were sold to Distributors that had the intention of selling the Majestic(R) and Defender(R) together as a system rather than as stand-alone products, similar to how the products are marketed in the United States. Korea has had the most success marketing the products together and we are optimistic that the Korean trend of increased Defender(R) sales will continue.

The lack of consumer financing options and Distributor development programs led to a decline in Canadian sales over the course of fiscal 2002. This decline prompted HMI and the Canadian Importer to meet with the key Distributors in that territory after which it was decided that the Canadian network would adopt the Americas Edge Success Program effective June 2002. "The Edge Success Program" (the "Edge"), developed to aid in the retention of Distributors and help with the development of their professional careers and independent businesses, is an innovative, highly structured multi-step program that provides business training from the earliest level of a new recruit to the most senior level of a Premier Master Distributor and provides incentives at each level to promote the development and retention of quality Distributors and sales associates. Business and management training includes a business management correspondence course and a training seminar, the Business Management Institute, designed in conjunction with Baldwin Wallace College in Ohio, and addresses everything from in-home demonstration techniques to generation of sales leads, personnel training, compliance matters, ownership and operation of a distributorship, and more. We are hopeful that the introduction of the Edge Program into Canada will increase sales similar to what has been experienced in the Americas Division. The merger of the Canadian network into the Americas Edge Program will also allow the previous Canadian Importer to strategically focus more of his efforts on his other territories in parts of Europe, Middle East and Asia-Pacific.

The sales decline in Europe was primarily due to lower sales to Portugal and Belgium of which Portugal was the largest. Due to the relocation of some of Portugal's best Distributors to Brazil and the closing of non-performing offices, the distribution network in Portugal is going through a period of reorganization.

Net product sales were not materially impacted by changing prices.

GROSS PROFIT- The gross margin for the year ended September 30, 2002, was $15,815 or 42.6% of sales as compared to $13,166 or 40.5% of sales in 2001. This increase in the gross margin of $2,649 was principally attributable to the higher sales volume and improved product mix, in part driven by a higher proportion of Defender(R) versus Majestic(R) sales, over the prior year, partially offset by unfavorable plant spending largely associated with increased salaries and depreciation.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")- SG&A expenses for the year ended September 30, 2002, of $14,782 were unfavorable to the fiscal 2001 expenses of $13,385 by $1,397. The increase in SG&A expenses was largely attributable to the $1,382 of expenses associated with our aforementioned NAC initiative and non-recurring expenses of $435 relating to the Schedule 13D that was filed with the Securities Exchange Commission on October 19, 2001, and later amended on December 24, 2001 (See the Liquidity and Capital Resources section below for additional information on the Schedule 13D filing). It was also impacted by increased sales commissions and certain accrued benefit expenses, which followed the increased level of sales and earnings. Offsetting these increases were reduced professional fees of $346 relating to non-recurring expenses, incurred during fiscal 2001 associated with the evaluation of potential growth opportunities, as well as the costs associated with certain career development programs and activities and reduced outside consulting.

INTEREST EXPENSE- Interest expense for fiscal year 2002 was $86, or $15 lower than the fiscal 2001 balance of $101 primarily due to lower interest rates associated with our current credit facility as compared with those in 2001.

OTHER EXPENSE (INCOME)- The increase in other expense (income), net, from $186 in fiscal 2001 to $344 for the year ended September 30, 2002 primarily resulted from a franchise tax refund received in 2001 from a former legally dissolved subsidiary as well as a decrease of other income associated with the cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES- The effective income tax rate for the year ended September 30, 2002 was 43.9% compared to 117.2% in fiscal 2001. This difference was driven by the increase in pre-tax earnings and the absence of significant permanent differences in fiscal 2002. In addition, prior year provisions were impacted by IRS settlements and valuation allowance adjustments that were not required in this fiscal tax provision.

The effective rate for fiscal 2001 was primarily attributable to the reversal of income tax reserves and the prior year utilization of net operating loss carryforwards not previously recognized. During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As the examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445 for the reversal of income tax reserves associated with these fiscal tax years. The effective rate absent these reserves would have been (29.2%).

INFLATION AND PRICING- While inflation or changing prices have not had, and we do not expect them to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation or changing prices in the future.

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000
NET PRODUCT SALES- Net product sales of $32,535 for the year ended September 30, 2001, were $2,086 or 6.0% lower when compared to the prior year sales of $34,621. The decrease in sales was primarily attributable to lower international sales in Western Europe and Asia offset by increased sales in the Americas. Decreased sales in Western Europe had the largest unfavorable international impact and were primarily attributable to reduced sales to Portugal, the U.K. and Belgium.

The reduced sales to Portugal reflected realignments made by this Importer to his inventory levels throughout fiscal 2001. The realignment was done in part to lower warehouse safety stock in order to improve his cash flow position to assist in the development of a distribution network in Brazil and in part due to a lower sell through rate to the end consumer in the fourth quarter.

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

Sales in the Americas to our existing Distributor base increased $1,321 from fiscal 2000 and were driven primarily by growth in Defender(R) sales, which had been favorably impacted by the introduction of the new model as well as its approval in the second quarter as a Class II Medical Device by the Food and Drug Administration. Defender(R) sales also increased as Distributors continued the trend of marketing the Majestic(R) and Defender(R) together as a system rather than as standalone products, by the opening of additional offices within the existing network, as well as the switch of Distributors from a competitor. Majestic(R) sales were favorably impacted by these additional offices as well. Further contributing to the Americas revenue growth were sales from our Health-Mor at Home(TM) and infomercial initiatives. Health-Mor at Home(TM) is a direct to consumer outbound sales force formed by us in early fiscal year 2001 that is designed to assist consumers in locations where Distributors were no longer located. Our infomercial, which was rolled out in the fourth quarter of fiscal 2001, was intended to increase sales and brand awareness in areas where we did not have Distributors.

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

SELLING, GENERAL, AND ADMINISTRATIVE- SG&A expenses for the year ended September 30, 2001, of $13,385 were unfavorable to fiscal 2000 expenses of $13,067 by $318. The increase in SG&A was largely attributable to increases associated with the training, support and development of our Distributors, advertising costs associated with the development and airtime of our television infomercial, and non-recurring professional fees incurred in the second quarter of fiscal 2001 in connection with the evaluation of potential growth opportunities. This overall increase in expense was offset by certain reduced expenses, which were primarily driven by the absence of a bonus expense in 2001. Lower product development expense and a refund of Canadian Goods and Services Taxes also helped to reduce the overall increase.

INTEREST EXPENSE- Interest expense for fiscal year 2001 was $101, or $54 higher than fiscal 2000 due primarily to higher outstanding balances on the credit facility as compared to that in fiscal 2000.

OTHER (INCOME) EXPENSE- The increase in other (income) expense from ($53) in fiscal 2000 to $186 for the year ended September 30, 2001 resulted in part from an assessment, in fiscal 2001, associated with a state sales and use tax audit, as well as a decrease of other income associated with the cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES- The effective income tax rate for the year ended September 30, 2001 was 117.2% compared to (31.7%) in fiscal 2000. This difference was driven by the reversal of income tax reserves and the prior year utilization of net operating loss carryforwards not previously recognized. During the second quarter of fiscal 2001, we were informed by the Internal Revenue Service that examinations for fiscal years 1994 through 1997 were completed. As the examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445 for the reversal of income tax reserves associated with these fiscal tax years. The effective rate absent these reserves would have been (29.2%).

The effective rate for fiscal 2000 was primarily attributable to the utilization and reversal of the $1,008 valuation allowance associated with the U.S. net operating loss carryforwards recorded in prior years.

GAIN ON DISPOSAL- On March 27, 1998, we completed the sale of, our then wholly-owned subsidiary, Bliss Manufacturing to an investor group led by Mr. Mervin Dunn and Rhone Capital L.L.C. pursuant to a Stock Purchase Agreement, dated December 17, 1997, as subsequently amended. In March 1999, we recorded a reserve of $425 for future environmental damage expenditures pursuant to section
8.5 of this Purchase Agreement. This amount was recorded as an estimate of potential liability under the Stock Purchase Agreement as studies conducted by independent third parties noted no obligations under existing regulatory guidelines.

On January 21, 2000, Bliss, under the ownership of Rhone Capital L.L.C., filed Chapter 11 bankruptcy with the Michigan Eastern Bankruptcy Court, in Detroit, Michigan. Subsequently, all

Bliss facilities were auctioned through the Bankruptcy Court. The indemnification obligation noted in the Stock Purchase Agreement did not survive the sale through the bankruptcy court, and as a result, in June 2000 the $425 reserve, recorded in accordance with the Stock Purchase Agreement, was reversed to income and recorded as a gain on disposal of discontinued operations in the Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES- Cash flows from operating activities provided net cash of $1,356 for the year ended September 30, 2002, principally due to cash inflows resulting from net income of $338, net non-cash expenses of $1,234 primarily relating to depreciation and amortization of $928 and deferred income taxes of $235, as well as an increase in accrued expenses and other liabilities of $379, and a decrease in other current assets of $309, offset by a $441 increase in inventory and a $343 decrease in accounts payable.

The increase in accrued expenses and other liabilities primarily relates to Distributor programs which increased as a result of the revenue growth in fiscal 2002 as compared to fiscal 2001, as well as an increase in accrued compensation and benefits which is reflective of the revenue and income growth during fiscal 2002.

Other current assets decreased largely as a result of prepaid direct response advertisement costs being fully amortized by September 30, 2002 versus a balance of $275 at September 30, 2001.

An improvement in our labor and overhead absorption attributable to increased sales in September 2002 versus the same period last year, as well as the purchase during mid-2002 of raw materials for the new product models scheduled for release in calendar 2003, led to increased inventories at September 30, 2002.

The decrease in accounts payable is reflective of the re-adjustment of our raw material stock levels which led to a significant reduction in inventory purchases during the last two months of fiscal 2002.

INVESTING ACTIVITIES- Capital expenditures of $866 represent the entire net cash used in investing activities for the year ended September 30, 2002, of which the largest portion relates to tooling associated with new products anticipated for release during calendar 2003.

FINANCING ACTIVITIES- Net cash used in financing activities was $414, which included $201 for net borrowings under the credit facility and $615 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with the launch of our new products. As of September 30, 2002, there was $1,392 borrowed on our $2,000 credit facility.

CASH OBLIGATIONS- Set forth below, in tabular form, is information as of September 30, 2002 for the periods indicated concerning our obligations and commitments to make future payments under long-term obligations:

                                                                                                        2007 and
                                  Total          2003          2004          2005          2006        thereafter
                                -----------   -----------    ---------    -----------    ---------    -------------
       Line of Credit              $ 1,392       $ 1,392            -              -            -                -
       Long-term Debt              $   305       $   302        $  22          $  11            -                -
       Operating Leases            $ 2,048       $   903        $ 847          $ 260         $ 38                -
                                -----------   -----------    ---------    -----------    ---------    -------------
                         Total     $ 3,745       $ 2,597        $ 869          $ 271         $ 38                -
                                ===========   ===========    =========    ===========    =========    =============



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

We entered into an agreement with Kirk W. Foley, dated February 14, 2002, in settlement of certain proposals made by Mr. Foley in the 13D. Under the terms of the settlement, we have restructured our Board of Directors by reducing the size of the Board from nine to six directors and providing for annual elections of all directors. The six directors consist of the five continuing directors: James
R. Malone, Chairman, Thomas Davidson, John Pryor, Murray Walker and Ivan Winfield. Our Board of Directors elected Mr. Foley to fill the sixth director seat. The six directors will serve until the 2003 stockholders' meeting.

FUTURE ACCOUNTING REQUIREMENTS
In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently in the process of evaluating this Statement but do not expect its adoption to have a material impact on our financial statements or results of operations.

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

In July 2001, the FASB also issued FAS 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing, we have initiated the process to implement FAS 142 and anticipate the completion of the first implementation step, which is to obtain a valuation for the company for comparison to the carrying value, by December 31, 2002. As FAS 142 utilizes a different accounting model than the current accounting standard, possible impairment of our goodwill could be determined as a result of this step and such impairment could be material to our balance sheet.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of September 30, 2002, we had $1,392 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the September 30, 2002 rates and assuming no changes in outstanding debt levels from the September 30, 2002 levels, we would realize an increase in our annual interest expense of approximately $7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements included on page 27 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION
See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information provided under the captions "Election of Directors," "Committees and Compensation of the Board of Directors", "Security Ownership", and "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference. See "Executive Officers of the Registrant" following Item 1 in this Report for information concerning executive officers.

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer within the 90-day period prior to the filing of this Form 10-K. The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS

No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (A) DOCUMENTS FILED AS PART OF THIS REPORT.

     1. FINANCIAL STATEMENTS - Reference is made to the Index to Financial Statements, included as page 27 of this report.

     2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Index to Financial Statements, included as page 27 of this report.

     3. EXHIBITS - Reference is made to the Index to Exhibits, included as pages 50-51 of this report.

(B) REPORTS ON FORM 8-K.

    No report on Form 8-K was filed during the last quarter of fiscal 2002.

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

                               HMI INDUSTRIES INC.
                               (Registrant)

                               by /s/ Julie A. McGraw
                                  ------------------------------------------
                                     Julie A. McGraw
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     December 10, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Malone                           /s/ John A. Pryor                           /s/ Thomas N. Davidson
--------------------------------------        -------------------------------------       -------------------------
James R. Malone                               John A. Pryor                               Thomas N. Davidson
Chairman of the Board, Chief Executive        President and Chief Operating Officer       Director
Officer and Director                          and Director                                December 12, 2002
December 11, 2002                             December 10, 2002


/s/ Kirk W. Foley                             /s/ Murray Walker                           /s/ Ivan J. Winfield
--------------------------------------        -------------------------------------       -------------------------
Kirk W. Foley                                 Murray Walker                               Ivan J. Winfield
Director                                      Director                                    Director
December 12, 2002                             December 10, 2002                           December 12, 2002


/s/ Earl J. Watson
--------------------------------------        -------------------------------------       -------------------------
Earl J. Watson
Corporate Controller
December 10, 2002

                                 CERTIFICATIONS

I, James R. Malone, certify that:

     1.   I have reviewed this annual report on Form 10-K of HMI Industries
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ James R. Malone
                                        -------------------------------------
                                        James R. Malone
                                        Chief Executive Officer and Chairman
                                        December 11, 2002

                                 CERTIFICATIONS

I, Julie A. McGraw, certify that:

     1.   I have reviewed this annual report on Form 10-K of HMI Industries
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Julie A. McGraw
                                        --------------------------
                                        Julie A. McGraw
                                        Chief Financial Officer and Treasurer
                                        December 10, 2002

INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----
Report of Management                                                                         28

Report of Independent Accountants .........................................................  29

FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 2002 and 2001 ...........................  30

  Consolidated Statements of Income for the years ended September 30,
    2002, 2001 and 2000 ...................................................................  31

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 2002, 2001 and 2000 .....................................................  32

  Consolidated Statements of Cash Flow for the years ended September 30,
    2002, 2001 and 2000 ...................................................................  33

  Notes to Consolidated Financial Statements .............................................. 34-47

  Report of Independent Accountants on Financial Statement Schedule .......................  48

FINANCIAL STATEMENT SCHEDULE:  II - Valuation and Qualifying Accounts and Reserves ........  49

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

                                 /s/ James R. Malone
                                 -------------------------------------
                                 James R. Malone
                                 Chairman and Chief Executive
                                 Officer

                                 /s/ John A. Pryor
                                 -------------------------------------
                                 John Pryor
                                 President, Chief Operating Officer

                                 /s/ Julie A. McGraw
                                 -------------------------------------
                                 Julie A. McGraw
                                 Vice President, Chief Financial
                                 Officer and Treasurer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HMI Industries Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flow present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
Cleveland, Ohio
November 8, 2002

HMI Industries Inc.
CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except par values                                SEPTEMBER 30,        September 30,
                                                                                      2002                  2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    481             $    405
  Trade accounts receivable (net of allowance of $482 and $464)                        2,007                2,131
  Note receivable                                                                       --                     35
  Inventories:
    Finished goods                                                                     2,076                1,902
    Work-in-progress, raw material and supplies                                        2,113                1,845
  Deferred income taxes                                                                1,476                1,681
  Prepaid expenses                                                                       292                  184
  Other current assets                                                                    54                  363
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             8,499                8,546
--------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                     4,310                3,810
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $3,739 and $3,493)                             5,451                5,698
  Deferred income taxes                                                                2,550                2,581
  Trademarks (net of accumulated amortization of $162 and $120)                          375                  337
  Other                                                                                  271                  269
      Total other assets                                                               8,647                8,885
--------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $ 21,456             $ 21,241
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                    $  1,392             $  1,191
  Trade accounts payable                                                               1,957                2,300
  Income taxes payable                                                                   506                  532
  Accrued expenses and other liabilities                                               2,395                2,016
  Long-term debt due within one year                                                     302                  584
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         6,552                6,623
--------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                       33                   75
--------------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                         33                   75
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none                   --                   --
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 and 6,708 shares                                     6,746                6,708
  Capital in excess of par value                                                       8,231                8,279
  Unearned compensation, net                                                              (3)                  (8)
  Retained earnings                                                                      802                  464
  Accumulated other comprehensive loss (Note 1)                                         (905)                (900)
--------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                      14,871               14,543
--------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                    $ 21,456             $ 21,241
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

HMI Industries Inc.
CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data                               FOR THE YEARS ENDED SEPTEMBER 30,
                                                                             2002                   2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                        $ 37,113               $ 32,536                $ 34,621
----------------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                      21,298                 19,370                  20,448
  Selling, general and administrative expenses                               14,782                 13,385                  13,067
  Interest expense                                                               86                    101                      47
  Other expense (income), net                                                   344                    186                     (53)
----------------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                       36,510                 33,042                  33,509
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    603                   (506)                  1,112
Provision (benefit) for income taxes                                            265                   (593)                   (353)
----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                               338                     87                   1,465
----------------------------------------------------------------------------------------------------------------------------------

Gain on disposals-
  Bliss Manufacturing (net of taxes of $-0-, $-0-, and $-0-)                   --                     --                       425
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $    338               $     87                $  1,890
==================================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                       6,719                  6,691                   6,113
  Diluted                                                                     6,719                  6,724                   6,140
==================================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  Income from continuing operations                                        $   0.05               $   0.01                $   0.24
  Gain on disposals                                                        $   --                 $   --                  $   0.07
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                               $   0.05               $   0.01                $   0.31
==================================================================================================================================


See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

Dollars in thousands                      Capital
                                             in
                                           Excess                               Accumulated
                                             of                    Retained        Other                 Treasury     Total
                                 Common      Par      Unearned     Earnings    Comprehensive   Treasury   Stock    Stockholders'
                                 Stock     Value    Compensation   (Deficit)       Loss         Shares    Amount      Equity
                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
Balance at September 30, 1999     $ 5,369  $ 7,609        ($145)     ($1,513)         ($ 868)       32     ($ 126)     $ 10,326

  Comprehensive income:
    Net income                                                         1,890                                              1,890
    Translation adjustment                                                               (11)                               (11)
                                                                                                                     ----------
  Total comprehensive income                                                                                              1,879
  Treasury shares issued                       (92)                                                (32)        126           34
  Issuance of common stock          1,289      714                                                                        2,003
  Unearned compensation                                     104                                                             104
  Employee benefit stock                        48                                                                           48
                                ---------  -------   ----------    ---------     -----------   -------   ---------   ----------
Balance at September 30, 2000       6,658    8,279          (41)         377            (879)        -           -       14,394

  Comprehensive income:
    Net income                                                            87                                                 87
    Translation adjustment                                                               (21)                               (21)
                                                                                                                     ----------
  Total comprehensive income                                                                                                 66
  Issuance of common stock             50                                                                                    50
  Unearned compensation                                      33                                                              33
                                ---------  -------   ----------    ---------     -----------   -------   ---------   ----------
Balance at September 30, 2001       6,708    8,279           (8)         464            (900)        -           -       14,543

  COMPREHENSIVE INCOME:
    NET INCOME                                                           338                                                338
    TRANSLATION ADJUSTMENT                                                                (5)                                (5)
                                                                                                                     ----------
  TOTAL COMPREHENSIVE INCOME                                                                                                333
  ISSUANCE OF COMMON STOCK             38                                                                                    38
  UNEARNED COMPENSATION                                       5                                                               5
  EMPLOYEE BENEFIT STOCK                       (48)                                                                         (48)
                                ---------  -------   ----------    ---------     -----------   -------   ---------   ----------
BALANCE AT SEPTEMBER 30, 2002   $   6,746  $ 8,231         ($ 3)       $ 802          ($ 905)        -           -     $ 14,871
                                =========  =======   ==========    =========     ===========   =======   =========   ==========

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

Dollars in thousands                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    2002       2001      2000
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   338    $    87    $ 1,890
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                 928        913        802
        (Gain) on disposal of discontinued operations                --         --         (425)
        Provision for loss on sale/disposal of assets                  17       --           12
        Provision for loss on receivables                              59       --         --
        Treasury/common shares issued, net of unearned
          compensation and employee benefit stock                      (5)        83        263
        Deferred income taxes                                         235       (230)      (435)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                100      1,181       (868)
    Increase in inventories                                          (441)      (532)      (380)
   (Increase) decrease in prepaid expenses                           (108)       227       (234)
    Decrease (increase) in other current assets                       309        (73)      (244)
    Decrease in accounts payable                                     (343)      (258)      (329)
    Increase (decrease) in accrued expenses and other
      liabilities                                                     379       (824)        71
    Decrease in income taxes payable                                  (26)      (431)       (53)
    Other, net                                                        (86)      (169)      (205)
--------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities     1,356        (26)      (135)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (866)    (2,278)      (970)
--------------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (866)    (2,278)      (970)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit facility                   201      1,191       --
  Payment of long term debt                                          (615)       (17)       (51)
  Net proceeds from issuance of common stock                         --         --        1,926
--------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities      (414)     1,174      1,875
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   76     (1,130)       770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        405      1,535        765
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   481    $   405    $ 1,535
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

BASIS OF CONSOLIDATION
The consolidated financial statements include all controlled subsidiaries. Operations include the accounts of HMI Industries Inc. and the following wholly-owned subsidiaries: Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, HMI Acceptance Corporation, and Health-Mor Acceptance Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

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

RECLASSIFICATION
Certain amounts in the fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

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

Direct-response advertising consisted primarily of design and development costs incurred in connection with a Filter Queen(R) television spot, which directed viewers to call a 1-800-number to purchase our products. The capitalized costs of the advertisement were being amortized over a twelve-month period, which began in July 2001, following the first introduction of the advertisement into our Americas sales division.

At September 30, 2002 and 2001, $-0-, and $275, respectively, of advertising was reported as other current assets. Advertising expense was $1,808, $591, and $193, in fiscal 2002, 2001 and 2000, respectively.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) method, which provides a better matching of current costs and revenues. The following presents the effect on inventories and income before taxes had the Company used the first-in, first-out
(FIFO) method of inventory valuation.

                                                                               2002           2001
                                                                            ---------      ---------
Percentage of total inventories on LIFO                                          100%           100%
Inventory amount had FIFO method been utilized to value inventory           $  4,599       $  4,147
(Decrease) increase in net income before taxes due to LIFO                  $    (11)      $     94

EXCESS AND OBSOLESCENCE RESERVES
We evaluate our inventory quarterly to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate their market value or net sales value based on current trends. An allowance is created for those items having a net sales value less than cost.

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

Quarterly, we evaluate the recoverability of intangibles resulting from business acquisitions and measure the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and market and economic conditions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the year ended September 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets (Refer also to our comments under the Future Accounting Requirements section below concerning the adoption of FAS
142).

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

SEGMENT REPORTING
We conduct our business as a single reportable segment.

CONCENTRATIONS
In fiscal 2002 one international customer accounted for more than 10% of our product sales. This international customers product sales were 11.9% of our total product sales. In fiscal 2001 and 2000, three international customers accounted for more than 10% each of our product sales with individual sales of 13.1%, 11.2% and 10.2% of total product sales in fiscal year 2001, and 13.1%, 12.9% and 11.3% of total product sales in fiscal year 2000. The loss of any significant portion of our sales from these Importers could have a material adverse impact on our sales and earnings.

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

Sales to international customers represent 48.7%, 57.8% and 64.4% of net product sales for the years ending September 30, 2002, 2001 and 2000, respectively.

REVENUE RECOGNITION
Our revenue recognition policy is to recognize revenues when products are shipped, or for certain customers when the products are received by the customer's shipping agent, at which time title transfers to the customer.

WARRANTY
Estimated future warranty obligations, based on historical trends, related to our products are provided by charges to operations in the period in which the related revenue is recognized.

RESEARCH AND DEVELOPMENT COSTS
Costs incurred in research and development are expensed as incurred and included in SG&A expenses. In fiscal year 2002, 2001 and 2000, we invested $273, $351 and $643, respectively, in new product development.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $86, $96 and $44 for the years ended September 30, 2002, 2001 and 2000, respectively. Cash paid for income taxes was $56, $70 and $135 for the years ended September 30, 2002, 2001 and 2000.

Each of the following transactions has been treated as non-cash items for purposes of the Consolidated Statements of Cash Flows. During the third and fourth quarter of fiscal 2002 we recorded $290 in debt in exchange for assets. These vendor-financed assets consisted primarily of tools, molds and equipment associated with new product development. During the fourth quarter of fiscal 2001, we recorded $588 in debt in exchange for assets. These assets were vendor-financed and consisted primarily of tools, molds and production equipment also related to new product development.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) for the year ended September 30,

                                                    2002                            2001
                                          ------------------------        ------------------------
                                                             Per                            Per
                                                            Share                          Share
                                           Shares          Amount          Shares          Amount
                                          ---------       ---------       --------     ------------
Basic EPS                                     6,719    $       0.05          6,691     $       0.01
  Effect of dilutive stock options                -               -             33                -
                                          ----------      ----------      --------      -----------
Diluted EPS                                   6,719    $       0.05          6,724     $       0.01
                                          ==========      ==========      ========      ===========


Options outstanding during the years ended September 30, 2002 and 2001 to purchase approximately 1,147 and 1,322 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

FUTURE ACCOUNTING REQUIREMENTS
In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently in the process of evaluating this Statement but do not expect its adoption to have a material impact on our financial statements or results of operations.

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

In July 2001, the FASB also issued FAS 142 "Goodwill and Other Intangible Assets". FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of this filing, we have initiated the process to implement FAS 142 and anticipate the completion of the first implementation step, which is to obtain a valuation for the company for comparison to the carrying value, by December 31, 2002. As FAS 142 utilizes a different accounting model than the current accounting standard, possible impairment of our goodwill could be determined as a result of this step and such impairment could be material to our balance sheet.

2. PROPERTY, PLANT AND EQUIPMENT

                                             2002             2001
                                           ----------       ----------
Leasehold improvements                  $        288     $        288
Machinery and equipment                        7,564            6,168
Construction in progress                       1,620            2,074
                                           ----------       ----------
                                               9,472            8,530
Accumulated depreciation                       5,162            4,720
                                           ----------       ----------
Net property, plant and equipment       $      4,310     $      3,810
                                           ==========       ==========

Depreciation expense relating to continuing operations for the years ended September 30, 2002, 2001, and 2000 was $639, $608, and $523, respectively.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                               2002            2001
                                             ---------       ---------
Accrued distributor development           $       633     $       530
Distributor fund payable                          630             483
Accrued compensation                              579             407
Other                                             553             596
                                             ---------       ---------
                                          $     2,395     $     2,016
                                             =========       =========

4. DEBT AND CREDIT FACILITY

In June 2001, we terminated our credit facility of $3,500 with Finova Capital and entered into a $2,000 revolving line of credit with US Bank consisting of loans against our eligible receivables and inventory. The new credit agreement expires in 2003 and calls for interest to accrue at the prime rate (4.75% at September 30, 2002). The new facility provides us with an improved interest rate, increased availability and more favorable eligibility requirements, lower annual fees and less restrictive covenants. The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and minimal requirements on tangible net worth, interest coverage ratio and capital expenditures. There were no covenant violations under the credit facility agreement as of September 30, 2002.

On March 1, 2002, we entered into an additional $1 million revolving line of credit with our current lender consisting of loans against our eligible receivables and inventory. This additional line, which expired on May 31, 2002, carried the same interest rate and covenants as our existing $2 million revolving line of credit and was obtained to assist, if necessary, with the build-up of inventory associated with the launch of our new product and other strategic initiatives. In July 2002 our lender approved the extension of the expiration date of this additional line to January 31, 2003.

In addition, under the same agreement mentioned above, we reset the capital expenditure covenant in anticipation of exceeding the previously established levels during our fiscal year ending September 30, 2002.

During the fourth quarter of fiscal 2001, we recorded $588 in obligations relating to vendor-financed assets. These assets consist primarily of tools, molds and production equipment associated with new product development. These obligations require monthly payments, including principal and interest, of $67, with the nominal annual interest rates on these leases ranging from 0.0% to 11.5%, compounding monthly. The remaining terms of the obligations range from 6 to 13 months.

During the third and fourth quarters of fiscal 2002, we recorded $290 in obligations relating to vendor-financed assets. These assets consisted primarily of tools, molds and equipment associated with new product development. These obligations require monthly payments, including interest, of $21, with the nominal annual interest rates on this debt ranging from 0.0% to 2.0%, compounding monthly. The remaining terms of the obligations range from 6 to 12 months.

Long-term debt consists of the following:

                                                   2002     2001
                                                  ------   ------
Bank line of credit - see above                   $1,392   $1,191
-------------------------------

Vendor-finance obligations                           282      588
--------------------------
bearing interest at 0.00% to 11.50% through
October 2002 adjusting to 2.00% thereafter, due
in monthly installments of $43 (including
interest) through September 2003

Capitalized lease obligations                         53       71
-----------------------------
bearing interest at 2.62% to 12.00% due in
monthly installments of $2 (including interest)
through March 2005
                                                  ------   ------
                                                   1,727    1,850
Less amounts due within one year                   1,694    1,775
                                                  ------   ------
                                                  $   33   $   75
                                                  ======   ======

The principal amount of long-term debt payable in the five years ending September 30, 2003 through 2007 is $1,694, $22, $11, $-0- and $-0-. The weighted average interest rate on short-term borrowings at September 30, 2002 and 2001 was 4.50% and 6.05%, respectively.

5. LONG-TERM COMPENSATION PLAN

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

No options or awards were granted during fiscal 2002 to key employees.

There were -0-, -0- and 10,000 shares issued and -0-, -0- and 16,700 non-vested shares forfeited pursuant to the Plan in fiscal 2002, 2001 and 2000, respectively. Unamortized deferred compensation amounted to $3, $8, and $41 at September 30, 2002, 2001, and 2000, respectively. Total compensation expense, in conjunction with the Plan was $5, $33, and $95 in fiscal 2002, 2001, and 2000, respectively.

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for the stock granted in 2002, 2001 and 2000 been determined consistent with SFAS 123, pro forma net income (loss) and earnings per common share would have been as follows (dollars in thousands, except per share data):

                                               2002       2001        2000
                                            ---------  ---------   ---------
Net income, as reported                         $ 338     $   87      $1,890
Net income (loss), pro forma                    $ 188     $ (153)     $1,685
Income (loss) per common share (basic and
  diluted):
    As reported                                 $0.05     $ 0.01      $ 0.31
    Pro forma                                   $0.03    ($ 0.02)     $ 0.27

The fair value for all options granted in 2002, 2001 and 2000 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                         2002                  2001                    2000
                                       OPTIONS                OPTIONS                 OPTIONS
                                   ------------------ ------------------------ ----------------------
Risk free interest rate                         4.5%             3.9% to 4.9%           6.1% to 6.5%
Expected life of option                       4 yrs.         3 yrs. to 4 yrs.       3 yrs. to 4 yrs.
Expected dividend yield of stock                0.0%                     0.0%                   0.0%
Expected volatility of stock                  102.2%          95.3% to 102.5%         79.4% to 85.5%

A summary of our stock option activity, and related information for the years ended September 30, 2002, 2001, and 2000, is shown in the following table.

                                                             Shares subject                Weighted
                                                               to option                average option
                                                             (in thousands)            price per share
                                                           -------------------       ---------------------
September 30, 1999, Outstanding                                            741       $               4.72
    Granted                                                                457                       1.14
    Canceled                                                              (137)                      7.01
                                                           -------------------
September 30, 2000                                                       1,061                       2.89
    Granted                                                                596                       1.18
    Canceled                                                               (54)                      5.14
                                                           -------------------
September 30, 2001                                                       1,603                       2.18
    Granted                                                                 46                       1.08
    Canceled                                                              (537)                      2.84
                                                           -------------------
September 30, 2002, Outstanding                                          1,112       $               1.81
                                                           ===================

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                              2002       2001       2000
                                          --------   --------   --------
Options exercisable                            704        784        667
Weighted-average option price per share
  of options exercisable                  $   2.16   $   3.16   $   3.74
Weighted-average fair value of options
  granted during the year                 $   1.08   $   0.77   $   0.67


The ranges of exercise prices and the remaining contractual life of options as of September 30, 2002 were:

Range of exercise prices                                    $1-$2      $2-$8
Options outstanding:
  Outstanding as of September 30, 2002 (in thousands)       1,006        106
  Weighted-average remaining contractual life                3.62       3.55
  Weighted-average exercise price                           $1.21      $7.43
Options exercisable:
  Outstanding as of September 30, 2002 (in thousands)         598        106
  Weighted-average remaining contractual life                3.08       3.55
  Weighted-average exercise price                           $1.23      $7.43

6. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                              2002     2001     2000
                             -----    -----    -----
Current:
  Federal and State          $  30    $(363)   $  82
  Foreign                     --       --       --
                             -----    -----    -----
                                30     (363)      82
Deferred (benefit) expense     235     (230)    (435)
                             -----    -----    -----
                             $ 265    $(593)   $(353)
                             =====    =====    =====

A reconciliation of the provision for income taxes at the Federal statutory rate to that included in the Consolidated Statements of Income related to earnings from continuing operations is as follows:
                                                  2002       2001       2000
                                               -------    -------    -------
Tax at Federal statutory rate of 34%           $   205    $  (172)   $   378
(Reductions) increases in taxes resulting
  from:
    Tax expense relating to Internal Revenue
       Service audits and settlements             --         (445)      --
     Amortization of cost in excess of net
       assets of acquired businesses                84         84         84
    Valuation allowances against deferred
       tax assets                                 --         --       (1,008)
    Other - net                                    (24)       (60)       193
                                               -------    -------    -------
                                               $   265    $  (593)   $  (353)
                                               =======    =======    =======

The decrease in the effective tax rate from fiscal 2001 to fiscal 2002 is primarily attributable to the increase in pre-tax earnings and the absence of significant permanent differences in fiscal 2002. In addition, the 2001 fiscal effective tax rate was significantly impacted by the settlement of an Internal Revenue Examination and the related reversal of FAS 5 tax reserves.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                         2002     2001
                                        ------   ------
Gross deferred tax assets:
    Operating loss carryforwards        $4,174   $4,741
    Receivable and inventory reserves      230      233
    Accrued compensation                    85       48
    Other                                  127      158
                                        ------   ------
                                         4,616    5,180
                                        ------   ------
Gross deferred tax liabilities:
    Depreciation                            91       69
Valuation allowances on foreign net
  deferred tax assets                      499      849
                                        ------   ------
Net Deferred Tax Asset                  $4,026   $4,262
                                        ======   ======

We have determined that we should fully reserve against this net potential tax asset to the extent it represents excess available net deferred tax assets for certain foreign subsidiaries and divisions as it is more likely than not that these tax assets will not be realized. Accordingly, such benefits will be realized only as, and if, they are used to reduce future tax expense, subject to evaluation of the continuing need for such valuation allowance, or until fully realized. Income taxes paid during the years ended September 30, 2002, 2001, and 2000 were $65, $70, and $136, respectively.

Net operating loss carryforwards of approximately $12,121 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2019. Undistributed earnings of foreign subsidiaries are reinvested in their operations and therefore, no provision is made for additional income taxes that might be payable on such earnings.

7.  EMPLOYEE BENEFIT PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. There was no profit sharing expense for the plan for the years ended September 30, 2002, 2001 and 2000.

In addition, we offer a 401(K) savings plan to all of our employees. We match 50% of the first 6% of the employee's contribution to the plan. Employees may currently contribute up to 15% of compensation to the plan and up to 50% beginning January 1, 2003. Amounts expensed for the years ended September 30, 2002, 2001 and 2000 were $91, $110 and $42, respectively, of which the company match in fiscal 2002 was reduced in the second quarter as the match was funded by forfeitures of prior matches from unvested former participant/employees.

8. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities and equipment, which expire on various dates through 2006. The minimum annual lease payments under these agreements, including renewal options, if exercised, are $903, $847, $260, $38 and $-0- for the years ending September 30, 2003, 2004, 2005, 2006 and
2007, respectively. Rent expense was $1,035, $1,104 and $854 for the years ended September 30, 2002, 2001 and 2000, respectively.

LITIGATION

Bliss Technologies, Inc. ("Bliss"), the company formed from the 1998 sale of the subsidiary of HMI, filed for bankruptcy in January 2000 in the United States Bankruptcy Court, Eastern District of Michigan. In this action filed in 2002, the Official Committee of Unsecured Creditors of Bliss Technologies alleges a fraudulent conveyance claim against us asserting that the sale of Bliss in 1998 was a fraudulent transfer insofar as we received more for Bliss than it was worth and that Bliss was insolvent from its inception. Former directors of Bliss, Mark Kirk and Carl Young, are also named as defendants in the action. Claims pending against them allege that in their capacity as Bliss directors they breached fiduciary duties to Bliss creditors. The complaint seeks damages in an unspecified sum. The claims against us and the claims against Mr. Kirk and Mr. Young are being vigorously defended. We believe that we will resolve this matter in a manner that will not have a material adverse effect on HMI.

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001 in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days, until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation and credit. All matters are pending. The Plaintiffs allege damages in excess of U.S. $21,894. We believe that since we proceeded in conformity with the authority of the Courts, the claims against us are meritless and that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Claims arising in the ordinary course of business are also pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Included in the accompanying Consolidated Balance Sheets at September 30, 2002 and 2001 were accruals of $15 and $15, respectively, relating to various claims.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      2002
                                             ------------------------------------------------------
                                             December 31,   March 31,      June 30,   September 30,
                                             ------------   ---------      --------   -------------
Net revenues                                  $  9,371      $ 10,598       $  9,307      $  7,837
Gross profit                                  $  4,344      $  4,655       $  3,862      $  2,954
Net income (loss)                             $    184      $     (9)      $    156      $      7

Basic and diluted income (loss) per
  share of common stock:                      $   0.03      $   0.00       $   0.02      $   0.00


                                                                      2001
                                             ------------------------------------------------------
                                             December 31,    March 31,     June 30,   September 30,
                                             ------------    ---------     --------   -------------
Net revenues                                    $ 7,442       $ 9,032      $ 9,033      $ 7,029
Gross profit                                    $ 3,097       $ 3,780      $ 3,556      $ 2,733
Net (loss) income                               $  (117)      $   392      $    49      $  (237)

Basic and diluted (loss) income per
  share of common stock:                        $ (0.02)      $  0.06      $  0.01      $ (0.04)


10. RELATED PARTY TRANSACTIONS

In 1995, we converted $750 of accounts receivable from a former Filter Queen(R) Distributor to a note receivable. This Distributor was an officer of one of our majority owned subsidiaries. In 1996, the officer contributed various assets and liabilities to the subsidiary in exchange for a reduction in the note receivable. During the quarter ended March 31, 1998, we relinquished land and a building valued at $523 and the related mortgage in the amount of $317 in exchange for an increase in the note receivable noted above. The note receivable of $-0- and $35 is reflected in current and long-term assets at September 30, 2002 and 2001, respectively.

                      Report of Independent Accountants on
                          Financial Statement Schedule
                          ----------------------------


To the Board of Directors and Stockholders of HMI Industries Inc.


Our audits of the consolidated financial statements of HMI Industries Inc. referred to in our report dated November 8, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
Cleveland, Ohio
December 11, 2002

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Dollars in thousands                          Balance at       Additions                     Balance at
--------------------                         Beginning of      Charged to                      End of
                  Description                  Period      Costs and Expense     Deductions    Period
                                             ----------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 2002                $  464           $   59             $   41      $  482
   Year ended September 30, 2001                $  507           $ --               $   43      $  464
   Year ended September 30, 2000                $  691           $ --               $  184      $  507

Valuation account for inventory:
   Year ended September 30, 2002                $  199           $   56             $  146      $  109
   Year ended September 30, 2001                $  235           $   90             $  126      $  199
   Year ended September 30, 2000                $  602           $   71             $  438      $  235

Reserve for loss on disposal:
   Year ended September 30, 2002                $ --             $ --               $ --        $ --
   Year ended September 30, 2001                $ --             $ --               $ --        $ --
   Year ended September 30, 2000                $  451           $ --               $  451      $ --

Valuation for deferred tax asset:
   Year ended September 30, 2002                $  849           $ --               $  350      $  499
   Year ended September 30, 2001                $  849           $ --               $ --        $  849
   Year ended September 30, 2000                $1,857           $ --               $1,008      $  849

INDEX TO EXHIBITS

   3.1          Certificate of Incorporation                  Incorporated by reference from Annual Report on form
                                                              10-K for the year ended September 30, 1995

   3.2          Bylaws                                        Incorporated by reference from Annual Report on form
                                                              10-K for the year ended September 30, 1995

   3.3          Amended Bylaws                                Incorporated by reference from Form 8-K filed on
                                                              February 19, 2002

   9.0          Voting Trust Agreement                        Stockholders Voting Agreement, incorporated by
                                                              reference from Form 13-D filed on October 19, 2001

  10.00         Material Contracts                            Firstar/US Bank Revolving Credit Agreement,
                                                              incorporated by reference from Form 10-Q for the
                                                              quarter ended June 30, 2001

  10.01         Material Contracts                            Firstar/US Bank Revolving Credit Agreement,
                                                              incorporated by reference from Form 10-Q for the
                                                              period ended March 31, 2002

  10.02         Material Contracts                            Firstar/US Bank Revolving Credit Agreement, attached

  10.03         Material Contracts                            13-D Settlement Agreement incorporated by reference
                                                              from Form 8-K filed on February 19, 2002

  10.04         Material Contracts                            Change of Control Agreement - Duggan, attached

  10.05         Material Contracts                            Change of Control Agreement - Pryor, incorporated by
                                                              reference from Form 10-K for the year ended September
                                                              30, 2001

  10.06         Material Contracts                            Change of Control Agreements - McGraw and Malone,
                                                              incorporated by reference from Form 10-K/A3 for the
                                                              year ended September 30, 1997

  10.07         Material Contracts                            Employment Agreement - Pryor, incorporated by
                                                              reference from Form 10-K for the year ended September
                                                              30, 2001

  10.08         Material Contracts                            Employment Agreement - Malone, incorporated by
                                                              reference from Form 10-K/A3 for the year ended
                                                              September 30, 1997

  10.09         Material Contacts                             Accelerated Incentive Stock Option Agreements,
                                                              incorporated by reference from Form 10-K for the year
                                                              ended September 30, 2001

  10.10         Material Contracts                            Incentive Stock Option Agreement - Pryor, incorporated
                                                              by reference from Form 10-K for the year ended
                                                              September 30, 2001

  10.11         Material Contracts                            Incentive Stock Option Agreements, incorporated by
                                                              reference from Form 10-K for the year ended September
                                                              30, 2001

  10.12         Material Contracts                            Incentive Stock Option Agreements, incorporated by
                                                              reference from Form 10-K for the year ended September
                                                              30, 2000

  10.13         Material Contracts                            Incentive Stock Option Agreements incorporated by
                                                              reference from Form 10-Q for the quarter ended March
                                                              31, 1999.

    11          Statement re:  Computation of per             Note 1 on Page 38 of the Financial Statements
                share earnings

    21          Subsidiaries of Registrant                    Note 1 on Page 34 of this report

    23          Consent of Experts                            Attached

   99.1         Additional Exhibits                           Certification for James R. Malone Pursuant to Section
                                                              906 of the Sarbanes-Oxley Act of 2002  ( 18 U.S.C.
                                                              Section 1350), attached


   99.2         Additional Exhibits                           Certification for Julie A. McGraw Pursuant to Section
                                                              906 of the Sarbanes-Oxley Act of 2002  ( 18 U.S.C.
                                                              Section 1350), attached