Form 10-K/A
period 2002-09-30
HMI INDUSTRIES INC
filed 2003-01-28
CIK 46445

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

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                             36-1202810
 -------------------------------         ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
 Incorporation or organization)

 6000 Lombardo Center, Suite 500, Seven Hills, Ohio              44131
 --------------------------------------------------            ----------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (216) 986-8008

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether registrant is an accelerated filer.
Yes [ ]  No  [X]

The aggregate market value of voting stock held by non-affiliates of registrant, computed by reference to the closing price on the OTC Bulletin Board on October 24, 2002 was approximately $1,654,126.


               Class                                  January 15, 2003
--------------------------------------          ------------------------------
 Common stock, $1 par value per share                     6,745,609






                                               This report consists of 17 pages.

TABLE OF CONTENTS

PART III.................................................................................................3

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................3
   ITEM 11.  EXECUTIVE COMPENSATION......................................................................5
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............................10
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................14
   ITEM 14.  CONTROLS AND PROCEDURES....................................................................14

SIGNATURES..............................................................................................15

PART III.
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

Thomas N. Davidson, age 63, became a director in 2000. He has served as Chairman of NuTech Precision Metals, a manufacturer of reactor tubes for nuclear power plants, since 1989, and as Chairman of the Quarry Hill Group, a venture capital firm and personal investment holding company, since 1990. He is a director of Derlan Industries, Ltd., MDC Corporation, Inc., TLC Vision Corporation and Azure Dynamics Corp.

Kirk W. Foley, age 60, became a director in 2002. Mr. Foley has been the Chairman and Chief Executive Officer of Tube Fab Ltd., a company that shapes, bends and machines metal tubing, since 1997. From 1989 to 1997 Mr. Foley served as Chairman or President and as Chief Executive Officer of the Company. He also served as a director of the Company from 1988 to 1997.

James R. Malone, age 60, became a director in 1996. Mr. Malone was elected Chairman of the Board of Directors of the Company in 1996, and was elected as Chief Executive Officer in 1997. Mr. Malone is also a managing director and founding partner of Bridge Associates LLC, a financial and business restructuring and consulting firm, and has been associated with Bridge since its founding in 2000. Through his association with Bridge, Mr. Malone occasionally serves as an executive officer of companies that retain Bridge to assist in their financial restructuring, and as part of the restructuring strategy some of these companies file for bankruptcy. The Company does not believe that Mr. Malone's service as an executive officer with such companies, which arises solely because of his affiliation with Bridge, is material to an evaluation of the ability or integrity of Mr. Malone to serve as a director or executive officer of the Company. Mr. Malone also served as Chairman of the Board and Chief Executive Officer of Bliss Manufacturing Company (renamed Bliss Technologies Inc. after its sale in 1998), a former subsidiary of the Company, from 1997 until March 1998. He served as Chairman of the Board of Bliss Technologies Inc. from March 1998 until February 1999. In January 2000 Bliss Technologies Inc. filed a petition in the United States Bankruptcy Court in Detroit, Michigan under Chapter 11 of the Bankruptcy Act. Mr. Malone is a director of AmSouth Bancorporation and Ametek Inc.

John A. Pryor, age 60, became a director in 2001. He has served as President and Chief Operating Officer of the Company since 2001. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company. From 1992 to 2001, he was President of Pryor and Associates, which provides consulting services to the food service industry.

Murray Walker, age 52, became a director in 1998. He has been President of Isetan Management Ltd., a private investment company, since 1988. He has been Chairman of Simcoe Coach Lines Ltd., a school and charter bus service company, since 2001, and served as President of Simcoe from 1989 to 2001.

Ivan J. Winfield, age 68, became a director in 1995. He is an independent business and financial consultant, and since 1995 also has been an Associate Professor at Baldwin-Wallace College in Berea, Ohio. Mr. Winfield was a partner of Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers (the Company's auditors) from 1970 to 1994. Mr. Winfield is a director of Boykin Lodging Company, Office Max, Inc. and Rainbow Rentals, Inc.

EXECUTIVE OFFICERS

NAME                              AGE             POSITION AND TERMS OF SERVICE AS OFFICER
----------------------------    --------    ------------------------------------------------------
James R. Malone                   60        Chairman and Chief Executive Officer
John A. Pryor                     60        President and Chief Operating Officer (1)
Julie A. McGraw                   38        Vice President, Chief Financial Officer, Treasurer and
                                            Assistant Secretary (2)
Joseph Najm                       42        Vice President-Operations (3)
Daniel J. Duggan                  43        Vice President (4)
Darrell Weeter                    46        Vice President (5)
John S. Meany, Jr.                57        Vice President and Secretary (6)

(1) Mr. Pryor was elected President and Chief Operating Officer in 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(2) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She served as Corporate Controller from 1998 to 2001 and as Assistant Corporate Controller from 1996 until 1998.

(3) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

(4) Mr. Duggan has served in various executive capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                  Long Term                     All Other
                                           Annual Compensation              Compensation Awards (4)           Compensation
                                    ----------------------------------     ------------------------           ------------

                                                            Other Annual
          Name and                                          Compensation     Restricted        Stock
     Principal Position       Year  Salary (1)    Bonus (2)    ($) (3)     Stock ($) (5)    Options (#)(6)
     ------------------       ----  ----------    ---------    -------     -------------    --------------
James R. Malone (7)           2002   $211,711      $73,650    $60,020                  $0             0        $28,300 (8)
Chairman and Chief Executive  2001   $343,986           $0    $70,597                  $0       100,000        $28,300 (8)
Officer                       2000   $340,225     $162,500    $50,000                  $0       235,000        $28,300 (8)

John A. Pryor (9)             2002   $227,559      $79,174       -                     $0             0         $5,784 (10)
President                     2001    $13,641           $0       -                     $0       150,000         $1,608 (10)

Joseph L. Najm  (11)          2002   $143,825      $56,846       -                     $0             0         $4,096 (10)
Vice President-Operations     2001   $132,392           $0       -                     $0        50,000         $3,780 (10)
                              2000   $120,400     $139,036       -                     $0             0         $1,800 (10)

Darrell Weeter  (12)          2002   $411,715      $16,729       -                     $0             0         $5,409 (10)
Vice President; President,    2001   $317,505           $0       -                     $0        40,000         $5,250 (10)
Americas Sales Division       2000   $249,586      $11,667       -                $16,250        30,000         $2,750 (10)

Daniel J. Duggan (13)         2002   $312,569      $16,729       -                     $0             0         $4,053 (10)
Vice President; President,    2001   $226,606           $0       -                     $0        40,000         $3,603 (10)
International Sales Division  2000   $286,121           $0       -                     $0        35,000         $2,250 (10)



(1) Salary amounts include automobile expense and, for Mr. Weeter and Mr. Duggan, commissions on sales in their geographic areas of responsibility.

(2) Amounts paid were pursuant to the Company's incentive bonus plan for senior management, plus an additional bonus in 2000 for Mr. Najm based on cost reductions at the Company's manufacturing facility. Beginning in 2002, participants in the Company's incentive bonus plan may elect to receive a portion of the bonus in Common Stock of the Company. Mr. Malone and Mr. Pryor were the only named executive officers to make this election in 2002.

(3) No executive officer received perquisites or other benefits required to be disclosed under applicable regulations except for James R. Malone. He received a total of $50,000 to be spent in his discretion on such perquisites and benefits as he desired. The amount for 2001 and 2002 also includes additional amounts for payment of taxes on certain perquisites.

(4) The Company maintains plans under which stock options may be awarded. The Company does not, however, make "long term compensation awards" as that term is used in applicable SEC rules, because the amount of Company incentive awards is not measured by performance of the Company over longer than a one-year period.

(5) Reflects the fair market value of grants of restricted stock on the date of grant. Restricted stock awarded to Mr. Weeter vests in three approximately equal installments on the first, second and third anniversary dates of the award. No dividends have been paid on the shares awarded in the above table because no dividends have been declared by the Company since those shares were awarded.

(6) Reflects the number of shares of Common Stock of the Company covered by stock options granted during the year. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.

(7) Mr. Malone was elected as Chairman of the Company in 1996 and Chief Executive Officer in 1997.

(8) Life insurance premium.

(9) Mr. Pryor has served as President since 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(10) Matching contribution to the Company's Salary Deferral Plan.

(11) Mr. Najm was elected Vice President-Operations in March 1999. From 1995 to 1999 he served as Vice President-Operations of The Kirby Company, a vacuum cleaner manufacturer.

(12) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000, and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a Distributor of products manufactured by the Company, since 1985.

(13) Mr. Duggan has served in various executive capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

OPTION GRANTS

There were no options granted to any of the named executive officers in 2002.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION TABLE

The following table sets forth information regarding stock options held at the end of the fiscal year by the named executive officers. There were no stock option exercises in 2002 by any named executive officer.


                                  NUMBER OF SHARES OF
                                COMMON STOCK UNDERLYING                      VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                SEPTEMBER 30, 2002 (1)                      SEPTEMBER 30, 2002 (2)
                                ----------------------                      ----------------------
NAME                        EXERCISABLE        UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
----                        -----------        -------------         -----------           -------------
James R. Malone               284,999             116,667                $0                      $0
John A. Pryor                  50,000             100,000                $0                      $0
Joseph L. Najm                 26,666              33,334                $0                      $0
Darrell Weeter                 47,499              30,001                $0                      $0
Daniel Duggan                  73,333              26,667                $0                      $0

     1) There were no SARs outstanding at September 30, 2002 and none were granted during the year.

     2) The "value of unexercised in-the-money options at September 30, 2002" was calculated by determining the difference between the fair market value of the underlying shares of Common Stock at September 30, 2002 ($.56 per share) and the exercise price of the option. An option is "in-the-money" when the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. None of the options held by the named executive officers were "in-the-money" on September 30, 2002.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company has entered into employment agreements with each of the named executive officers under which they are to receive one year's salary in the event of termination of employment without cause. Certain executives of the Company also have agreements which provide that in the event of termination of employment without cause (other than for death or disability, or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement), the executives are to receive compensation equal to a certain number of months of salary. In the case of Mr. Malone this compensation is equal to two years' base salary. In the case of the remaining named executive officers this compensation is equal to one years' base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

At the beginning of 2002 the Compensation Committee was composed of Robert J. Abrahams (Chairman), Thomas N. Davidson and John S. Meany, Jr. In February Mr. Abrahams and Mr. Meany resigned from the Board of Directors and were replaced as members of the Compensation Committee by Kirk W. Foley and Ivan J. Winfield, who became Chairman. Mr. Foley previously served as Chief Executive Officer of the Company from 1989 to 1997. In 2002 the Company agreed to reimburse Mr. Foley in the amount of $80,000 for a portion of the legal expenses incurred in his capacity as Designated Agent in connection with a Stockholders' Voting Agreement (and related filing of Schedule 13D) (the "Agreement") entered into by several stockholders pursuant to which Mr. Foley was given an irrevocable proxy to vote their shares on all matters to come before stockholders for a vote, including any vote relating to a sale or merger of the Company or the purchase or sale of assets by the Company. The Agreement also restricts the ability of the participating shareholders from selling or transferring their shares other than in accordance with the Agreement. The Agreement is valid until October 19, 2004, unless terminated sooner in accordance with the terms of the Agreement.

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

The composition of compensation varies broadly among executive officers and key employees of the Company based on their responsibilities. Generally, base salary is targeted at competitive rates believed by the Committee members to be necessary in their experience to retain qualified personnel. The Company maintains an Incentive Bonus Plan under which participating employees may be eligible for a bonus if the Company meets certain financial targets. For 2002, maximum bonus payable to an individual was a percentage of base salary ranging from 10% to 50% with both quarterly and annual targets. Bonuses were based on the Company's sales (25% of the bonus) and on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) (75% of the bonus). Participants could elect to take part of their bonus in Common Stock of the Company. From time to time, the Company engages outside compensation consultants to provide information and advice about competitive levels of compensation and particular compensation techniques.

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

Mr. Malone's base salary in 2002 was set by the compensation Committee at $200,000 per year, an amount which the Committee believes is competitive with other consumer goods companies of similar size and taking into account Mr. Malone's reduced involvement with the Company while retaining his titles of Chairman and Chief Executive Officer. Mr. Malone receives other benefits available generally to all executives and was also given a total of $50,000 to be spent in his discretion for other benefits. The Company also paid a life insurance premium for Mr. Malone, and an additional amount to cover income taxes due on such benefits provided to him.

           For the Compensation Committee

                 Ivan J. Winfield
                 Thomas N. Davidson
                 Kirk W. Foley

PERFORMANCE GRAPH

The following chart compares the cumulative shareholder return of the Company for the five years ended September 30, 2002 to the NASDAQ National Market Composite Index and a Company-determined peer group. The Company's Common Stock is traded on the OTC Bulletin Board. The chart assumes the investment of $100 on September 30, 1997 and the immediate reinvestment of all dividends.



                                      1997       1998         1999         2000         2001        2002
                                      ----       ----         ----         ----         ----        ----
HMI Industries Inc.                 $100.00      $33.33       $33.33       $21.43      $13.33      $13.33
Peer Group                          $100.00      $58.98      $117.24      $106.84      $63.09      $59.12
NASDAQ Market Index                 $100.00     $103.92      $168.12      $229.98      $94.23      $75.81

The peer group companies, which are in similar lines of business as the Company, are Applica Incorporated, National Presto Industries, Inc., Royal Appliance Mfg. Co. and Salton, Inc. Some of the Company's direct competitors are divisions of larger corporations, privately held corporations or foreign corporations and are not included in the peer comparisons since the pertinent information is not available to the public.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the names and share ownership as of January 15, 2003 of those persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the Company's outstanding Common Stock based upon information furnished to the Company by such person. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.

                                            AMOUNT &
NAME AND ADDRESS OF                         NATURE OF
BENEFICIAL OWNERS                           BENEFICIAL                  PERCENT OF
AS OF JANUARY 15, 2003                      OWNERSHIP                  COMMON STOCK
----------------------                      ---------                  ------------
Barry L. Needler                            1,860,000 (1)(2)                27.57%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Steeplechase Corp. (3)                      1,709,250                       25.34%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk W. Foley                               2,894,044 (4)                   42.90%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

Amherst Tanti U.S. Inc. (5)                   520,148                        7.71%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

James R. Malone                               563,405 (6)                    8.01%
HMI Industries Inc.
6000 Lombardo Center
Seven Hills, OH  44131

John S. Meany, Jr.                            528,479 (7)                    7.83%
9200 S. Winchester Ave.
Chicago, Illinois 60620

Robert J. Williams                            466,937                        6.92%
50 Midtown Park East
Mobile, AL  36606

Thomas N. Davidson                            373,192 (8)                    5.53%
7 Sunrise Cay Drive
Key Largo, FL  33037

Dimensional Fund Advisors                     359,575                        5.33%
1299 Ocean Drive
Santa Monica, CA  90401

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

     6) Includes 284,999 shares subject to issuance upon the exercise of stock options exercisable within 60 days hereof. Also includes 11,000 shares owned by his wife, beneficial ownership of which is disclaimed.

     7) Includes 6,750 shares owned by his wife, beneficial ownership of which is disclaimed.

     8) Includes 4,500 shares subject to issuance upon the exercise of stock options exercisable with 60 days hereof.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 15, 2003, information concerning the number of shares of Common Stock beneficially owned by each director, each nominee for director, each named executive officer, and by all executive officers and directors as a group. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                                      Direct              Exercisable
     Name of Beneficial Owner        Ownership            Options (2)        Total        Percent (3)
     ------------------------        ---------            -----------        -----        -----------
Thomas N. Davidson                     369,692                 4,500         373,192           5.53%
Daniel J. Duggan                       216,550                73,333         289,883           4.25%
Kirk W. Foley                        2,894,044 (4)                 0       2,894,044          42.90%
James R. Malone                        278,406 (5)           284,999         563,405           8.01%
Joseph L. Najm                          22,000                26,666          48,666             *
John A. Pryor                           40,352 (6)            50,000          90,352           1.33%
Murray Walker                          258,100 (7)            15,000         273,100           4.04%
Darrell Weeter                          85,625                47,499         133,124           1.96%
Ivan J. Winfield                        15,000 (8)           115,000         130,000           1.89%
All Executive Officers and
Directors as a Group                 4,461,648               662,830       5,124,478          69.17%

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

     6)   Includes 21,500 shares held in a retirement fund.

     7)   A portion of these shares (253,100) are subject to the Agreement.

     8)   Includes 12,200 shares held in a retirement plan.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information about HMI equity compensation plans at September 30, 2002 was as follows:

                                                                                                Number of shares
                                               Number of shares to                             remaining available
                                                  be issued upon        Weighted average       for future issuance
                                                   exercise of          exercise price of         under equity
               Plan Category                   outstanding options     outstanding options     compensation plans
------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders (1)                                           1,011,666                  $1.25                    -0- (2)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
shareholders (3)                                             135,000                  $5.91                    -0-
------------------------------------------------------------------------------------------------------------------
Total                                                      1,146,666                  $1.80                    -0-
------------------------------------------------------------------------------------------------------------------

     1) These options were issued under the 1992 Omnibus Long-Term Compensation Plan.

     2) The 1992 Omnibus Long-Term Compensation Plan (the "Plan") does not contain any restriction on the number of shares that can be issued pursuant to an award under the Plan except for Incentive Stock Options ("ISO"), which are limited to 2,500,000 shares, as adjusted for stock splits. No new ISO grants may be made under the Plan because the Plan was adopted more than ten years ago. Regulations of the Internal Revenue Service which determine whether or not on option is an ISO require that the Plan under which an ISO is granted must have been adopted within the prior ten years. The number of shares available for grant each year is equal to 5% of the Company's outstanding Common Stock on December 31 of the prior year. To the extent that the number of awards in any year is less than 5%, this unused amount may be carried over to future years. Awards which have lapsed or been forfeited may also be reissued in future years. The maximum number of awards that can be made in any year, including carryovers and lapsed and forfeited awards, is equal to 10% of the Company's outstanding Common Stock on December 31 of the prior year.

     3) Awards of non-qualified stock options were made to two outside consultants in connection with their services to HMI. The option price was the fair market value on the date of grant. One option for 100,000 shares expires ten years from the date of grant (2006), while the other option for 35,000 shares expires five years from the date of grant (2005).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc. a distributor of products manufactured by the Company and which is owned by Mr. Weeter and his wife. In 2002 FVS purchased a total of $100,352 in products from the Company. For information regarding a transaction involving Kirk Foley, please see "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

ITEM 14.  CONTROLS AND PROCEDURES

Incorporated by reference from Item 14 of the Company's 10-K dated December 10, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HMI INDUSTRIES INC.
                                   (Registrant)

                                   by  /s/ Julie A. McGraw
                                       -------------------------------
                                       Julie A. McGraw
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       January 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James R. Malone                            /s/ John A. Pryor                           /s/ Thomas N. Davidson
------------------------------------------     ----------------------------------------    ----------------------------------------
James R. Malone                                John A. Pryor                               Thomas N. Davidson
Chairman of the Board, Chief Executive         President and Director                      Director
Officer and Director                           January 23, 2003                            January 23, 2003
January 23, 2003



                                               /s/ Murray Walker                           /s/ Ivan J. Winfield
------------------------------------------     ----------------------------------------    ----------------------------------------
Kirk W. Foley                                  Murray Walker                               Ivan J. Winfield
Director                                       Director                                    Director
January     , 2003                             January 26, 2003                            January 24, 2003


/s/ Earl J. Watson
------------------------------------------
Earl J. Watson
Corporate Controller
January 23, 2003

                                 CERTIFICATIONS
I, James R. Malone, certify that:

    1.       I have reviewed this annual report on Form 10-K/A of HMI Industries
             Inc.;
    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ James R. Malone
                                           ------------------------------------
                                           James R. Malone
                                           Chief Executive Officer and Chairman
                                           January 23, 2003

                                 CERTIFICATIONS
I, Julie A. McGraw, certify that:
    1.       I have reviewed this annual report on Form 10-K/A of HMI Industries
             Inc.;
    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Julie A. McGraw
                                          -------------------------------------
                                          Julie A. McGraw
                                          Chief Financial Officer and Treasurer
                                          January 23, 2003