Form 10-Q
period 2002-12-31
HMI INDUSTRIES INC
filed 2003-02-12
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                              -------------------
             (Exact name of Registrant as Specified in Its Charter)

                               DELAWARE                                          36-1202810
---------------------------------------------------------------      -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (IRS Employer Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio                44131
--------------------------------------------------------------------          -----------------
(Address of Principal Executive Offices)                                          (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety (90) days.  Yes    X      No
                                                              ------      ------

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-3 of the Exchange Act).  Yes         No   X
                                                 -----      -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at February 1, 2003
 ------------------------------------      -------------------------------------
 Common stock, $1 par value per share                   6,745,609

================================================================================

INDEX
PART I.  FINANCIAL INFORMATION....................................................................................3
   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      Consolidated Condensed Balance Sheets.......................................................................3
      Consolidated Condensed Statements of Income.................................................................4
      Consolidated Condensed Statements of Cash Flow..............................................................5
      Notes to Consolidated Condensed Financial Statements (unaudited)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8
      Critical Accounting Policies................................................................................8
      Results of Operations......................................................................................10
      Liquidity and Capital Resources............................................................................11
      Future Accounting Requirements.............................................................................12
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................13
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................13
      (A) Evaluation of Disclosure Controls and Procedures.......................................................13
      (B) Changes in Internal Controls...........................................................................13

PART II.  OTHER INFORMATION......................................................................................14
   ITEM 1.  LEGAL PROCEEDINGS....................................................................................14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................14
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................14
      (a) Index to Exhibits......................................................................................14
      (b) Reports on Form 8-K....................................................................................14
   SIGNATURES....................................................................................................15
      Certifications.............................................................................................16
      Certifications.............................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                    DECEMBER 31,      September 30,
                                                                        2002               2002
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $     556,621      $     481,395
  Trade accounts receivable (net of allowance of $350,570
     and $482,118)                                                     2,572,668          2,006,667
  Inventories:
    Finished goods                                                     1,932,197          2,076,052
    Work-in-progress, raw material and supplies                        2,191,073          2,112,656
  Deferred income taxes                                                1,447,771          1,476,182
  Prepaid expenses                                                       186,421            291,690
  Other current assets                                                    23,305             53,657
----------------------------------------------------------------------------------------------------
      Total current assets                                             8,910,056          8,498,299
----------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     4,135,286          4,310,070
----------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $3,738,649 and $3,738,649)                 5,454,450          5,450,860
  Deferred income taxes                                                2,559,303          2,550,427
  Trademarks (net of amortization of $171,885 and $161,556)              383,259            375,272
  Other                                                                  225,833            270,833
----------------------------------------------------------------------------------------------------
      Total other assets                                               8,622,845          8,647,392
----------------------------------------------------------------------------------------------------
      Total assets                                                 $  21,668,187      $  21,455,761
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                   $     391,000      $   1,392,000
  Trade accounts payable                                               2,648,915          1,956,677
  Income taxes payable                                                   506,591            505,532
  Accrued expenses and other liabilities                               2,945,649          2,394,881
  Long-term debt due within one year                                     182,794            301,894
----------------------------------------------------------------------------------------------------
     Total current liabilities                                         6,674,949          6,550,984
----------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                       27,402             32,726
----------------------------------------------------------------------------------------------------
      Total long-term liabilities                                         27,402             32,726
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                       -                  -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,745,609 and 6,745,609 shares             6,745,609          6,745,609
  Capital in excess of par value                                       8,279,311          8,279,311
  Unearned compensation, net                                             (1,373)            (2,728)
  Retained earnings                                                      890,379            801,459
  Accumulated other comprehensive loss                                 (900,090)          (903,600)
----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      14,965,836         14,872,051
----------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                   $  21,668,187      $  21,455,761
====================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                 For the three months ended December 31,
                                                       2002                 2001
-----------------------------------------------------------------------------------------
Revenues:
  Net product sales                                   $ 8,826,452          $ 9,370,645
-----------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of products sold                                 5,242,114            5,027,156
  Selling, general and administrative expenses          3,483,917            3,907,730
  Interest expense                                         14,312               19,639
  Other (income) expenses, net                           (27,471)               90,160
-----------------------------------------------------------------------------------------
    Total operating costs and expenses                  8,712,872            9,044,685
-----------------------------------------------------------------------------------------

Income before income taxes                                113,580              325,960
Provision for income taxes                                 24,660              141,890
-----------------------------------------------------------------------------------------

Net income                                            $    88,920          $   184,070
=========================================================================================



Weighted average number of shares outstanding:
  Basic and diluted                                     6,742,314            6,701,204
=========================================================================================

Per share of common stock:
  Basic and diluted                                   $      0.01          $      0.03
=========================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                      For the three months
                                                       ended December 31,
                                                      2002            2001
---------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                      $      88,920    $   184,070
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                   214,806        265,440
        Unearned compensation                             1,354          1,355
        Provision for losses on receivables                   -         35,504
        Deferred income taxes                            19,535        127,603
  Changes in operating assets and liabilities:
    Increase in receivables                           (566,002)      (510,916)
    Decrease (increase) in inventories                   65,438       (67,355)
    Decrease (increase) in prepaid expenses             105,268       (35,586)
    Decrease in other current assets                     30,353        123,504
    Increase in accounts payable                        692,238        782,791
    Increase in accrued expenses and other              550,768         24,997
        liabilities
    Increase in income taxes payable                      1,059          7,490
    Other, net                                           30,196         16,366
---------------------------------------------------------------------------------
            Net cash provided by operating            1,233,933        955,263
               activities
---------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                 (33,283)      (168,459)
---------------------------------------------------------------------------------
            Net cash used in investing                 (33,283)      (168,459)
               activities
---------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment under credit facility               (1,001,000)      (354,000)
  Payment of long term debt                           (124,424)      (176,417)
---------------------------------------------------------------------------------
            Net cash used in financing              (1,125,424)      (530,417)
               activities
---------------------------------------------------------------------------------

Net increase in cash and cash equivalents                75,226        256,387
Cash and cash equivalents, beginning of period          481,395          6,865
---------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $     556,621    $   263,252
=================================================================================


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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated condensed financial statements and related notes should be read in conjunction with the consolidated condensed financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

At December 31, 2002 and 2001, $-0- and $183,600, respectively, of advertising were reported as other current assets.

     3. Goodwill and Other Intangible Assets

Pursuant to FAS 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years. Goodwill amortization for the period ended December 31, 2001 was $61,400.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

As of the date of this filing, we have completed the first step of the two-step implementation process by obtaining a valuation of the company for comparison to the carrying value and are presently starting the process of measuring the amount of the impairment (step two). Although management does not believe that the market value of common stock fairly reflects the value of HMI, because of liquidity, control premium and small float issues, etc., the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002 but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies and a discounted cash flow methodology. Based on the assumptions used in any of the last three valuations and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI. Based upon the results of the valuation it is our belief that our entire goodwill balance may be determined to be impaired pending the results of the measurement phase.

     4. Valuation of Long-Lived Assets

As of the beginning of fiscal 2003, we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this accounting standard did not have a material impact on our operating results and financial position. We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

     5. Comprehensive Income/Loss

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $92,400 and $180,900 for the three months ended December 31, 2002 and 2001, respectively.

We are currently evaluating the complete liquidation of our Canadian subsidiary. If such liquidation occurs it will cause us to realize a charge to operations for the write-off of cumulative translation adjustments approximating $900,000 related to the Canadian subsidiary.

     6. Warranty

Changes in our warranty liability were as follows:

     Balance, as of October 1, 2002              $          190,500
       Charges to Expense                                    56,000
       Usage                                               (69,100)
                                                    ----------------
     Balance, as of December 31, 2002            $          177,400
                                                    ================

     7. Earnings Per Share

All 1,146,700 and 1,648,300 stock options outstanding for the quarters ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

     8.  Debt

In January 2003 we entered into an amendment to our credit facility agreement with our current lender. This amendment, which expires January 31, 2004, permanently increased our revolving line of credit from $2 million to $3 million, and carries the same interest rate and similar covenants as the original loan agreement.

There were no covenant violations under the credit facility agreement as of or for the period ended December 31, 2002.

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

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. For a more complete description of our critical accounting policies please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The following policies reflect changes and/or updates to the detailed descriptions included in the aforementioned Form 10-K.

     Goodwill and Other Intangible Assets

Pursuant to FAS 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

As of the date of this filing, we have completed the first step of the two-step implementation process by obtaining a valuation of the company for comparison to the carrying value and are presently starting the process of measuring the amount of the impairment (step two). Although management does not believe that the market value of common stock fairly reflects the value of HMI, because of liquidity, control premium and small float issues, etc., the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002 but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies and a discounted cash flow methodology. Based on the assumptions used in any of the last three valuations and depending on the weighting used for each valuation, results of the valuation could be significantly changes. However, we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI. Based upon the results of the valuation it is our belief that our entire goodwill balance may be determined to be impaired pending the results of the measurement phase.

     Valuation of Long-Lived Assets

As of the beginning of fiscal 2003, we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this accounting standard did not have a material impact on our operating results and financial position. We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

RESULTS OF OPERATIONS

     Net Product Sales

         FIRST QUARTER OF FISCAL 2003 COMPARED TO FIRST QUARTER OF FISCAL 2002 Net product sales of $8,826,400 for the quarter ended December 31, 2002, were $544,200 or 5.8% lower when compared to the prior year sales of $9,370,600. The decrease in sales was largely attributable to reduced sales in Asia and from the Americas National Advertising Campaign ("NAC") offset by increased revenues in the Americas distributor network of $841,200.

The NAC, a thirty-minute television infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads and open new territories. In August 2002, we stopped broadcasting the infomercial as anticipated profits for this program were not being achieved and the infomercial had exceeded the industry standard expected life cycle of twelve months. Exclusive of the first quarter 2001 NAC sales of $604,300, revenues would have increased $60,100.

The increased sales in the Americas exclusive of NAC sales was due to the growth of the direct sales network primarily resulting from several of our key master distributors who have grown their business through effective recruiting, retention and the opening of new offices under the Edge Success Program ("the Edge"). The Edge is a multi-step program that provides business training from the earliest level of a new recruit to the most senior level of premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates.

The sales decline in Asia was primarily due to lower sales to Japan and Korea of which Japan was the largest contributor to the decline. The reduced sales to Japan reflect realignments this importer has made to his inventory levels in anticipation of the upcoming launch of our 75th Anniversary Majestic(R) in that country, which is currently planned for late in the second fiscal quarter. The reduced sales to Japan also reflect Defender(R) sales that were made in the prior year with the intent of selling them with the Majestic(R) as a system similar to how our products are marketed in the U.S.; however, this program was not as successful as anticipated and as a result Defender(R) sales will be less than the prior year while the importer sells through his inventory. We are optimistic that Japan will re-introduce the system approach in connection with the new product launch and that sales will increase from their current levels at that time.

     Gross Profit

         FIRST QUARTER OF FISCAL 2003 COMPARED TO FIRST QUARTER OF FISCAL 2002 The gross margin for the quarter ended December 31, 2002, was $3,584,300 or 40.6% of sales as compared to $4,343,500 or 46.4% of sales in 2001. The decline in the gross margin of $759,200 is the result of the cessation of the sales associated with the aforementioned NAC program. Exclusive of sales and material costs associated with our NAC program, the gross margin would have decreased approximately $273,700.

This decrease of $273,700 was largely the result of lower overhead absorption and increased warranty costs when compared to the prior year of which overhead absorption represents the largest portion of the variance. In the first quarter of fiscal 2002 we experienced an especially large overhead absorption as compared to the first quarter of fiscal 2003. The prior year overhead absorption was favorably impacted by the increase in sales volume from the fourth quarter of fiscal 2001 to the first quarter of 2002.


     Selling, General, and Administrative ("SG&A")

         FIRST QUARTER OF FISCAL 2003 COMPARED TO FIRST QUARTER OF FISCAL 2002 SG&A expenses of $3,483,900 or 39.5% of sales for the quarter ended December 31, 2002 were $423,800 lower when compared to the same period in fiscal 2002 of $3,907,700 or 41.7% of sales. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned National Advertising Campaign offset by variable selling expenses associated with the increased unit volume in the Americas Division.

     Interest Expense

         FIRST QUARTER OF FISCAL 2003 COMPARED TO FIRST QUARTER OF FISCAL 2002 Interest expense for the quarter ended December 31, 2002 was $14,300 or $5,300 lower than for the same period in 2001 of $19,600. The decrease was primarily due to interest paid in the prior year to vendors associated with the short term financing of certain tools and molds.

     Other (income) expense, net

         FIRST QUARTER OF FISCAL 2003 COMPARED TO FIRST QUARTER OF FISCAL 2002 The decrease in other expense (income), net, from $90,200 in the prior year to ($27,500) for the quarter ended December 31, 2002 primarily resulted from the absence of goodwill amortization of $61,400 associated with the adoption of SFAS No. 142 (see Note 3 to the Consolidated Condensed Financial Statements).

     Income Taxes

The effective income tax rate for the quarter ended December 31, 2002 was 21.7% compared to an effective rate of 43.5% for the same period in 2001. The change in the effective rate was primarily due to the effect of the accounting change for goodwill amortization (see Note 3 to the Consolidated Condensed Financial Statements). In addition, the effective tax rate was lower than the statutory rate primarily due to benefits associated with foreign export sales allowed under the extra territorial income provisions of the Internal Revenue Code.

     Inflation and Pricing

Net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

Cash flows from operating activities provided net cash of $1,233,900 for the three months ended December 31, 2002, principally due to cash inflows resulting from an increase in accounts payable and accrued expenses and other liabilities of $692,200 and $550,800, respectively, net income of $88,900, as well as net non-cash expenses of $235,700 primarily relating to depreciation and amortization of $214,800, offset by an increase in accounts receivables of $566,000.

During the last two months of our fiscal year 2002 we re-adjusted our raw material stock levels which led to a significant reduction, as of our year-end, in both inventory purchases and accounts payable. As the sales volume rose in the first quarter of fiscal 2003, we returned to more characteristic purchasing levels thus increasing our overall payable balance for the quarter ended December 31, 2002.

The increase in accrued expenses and other liabilities primarily related to the Americas Division Distributor programs and variable selling compensation expenses which increased as a result of the Americas revenue growth in the first quarter of fiscal 2003 as compared to September 30, 2002.

The increase in the receivables balance is largely attributable to sales volume increases related to several international customers who all receive credit terms to assist with the time delay in shipping products overseas.

     Investing Activities

Capital expenditures of $33,300 represent the entire net cash used in investing activities for the three months ended December 31, 2002, of which the largest portion relates to tooling associated with new products and new office computer hardware.

     Financing Activities

Net cash used in financing activities was $1,125,400, which included $1,001,000 for net repayments under the credit facility and $124,400 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with the launch of our new products. As of December 31, 2002, there was $391,000 borrowed on our $3,000,000 amended credit facility.

     Cash Obligations

There have been no material changes outside the ordinary course of our business with regards to cash obligations that have not been previously disclosed in our fiscal 2002 Annual Report on Form 10-K.

FUTURE ACCOUNTING REQUIREMENTS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognizing the liability at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our operating results or financial position.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Net Product Sales" regarding optimism of the system approach to sales in Japan, and "Liquidity" regarding anticipated cash requirements and the adequacy of our current means to be able to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of December 31, 2002, we had $391,000 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the December 31, 2002 rates and assuming no changes in outstanding debt levels from the December 31, 2002 levels, we would realize an increase in our annual interest expense of approximately $2,000.

ITEM 4.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer within the 90-day period prior to the filing of this Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS

No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation referenced in paragraph (A) above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
 (a) INDEX TO EXHIBITS

     3.1   Certificate of Incorporation     Incorporated by reference from Annual Report on
                                            form 10-K for the year ended September 30, 1995

     3.2   Bylaws                           Incorporated by reference from Form 8-K filed on
                                            February 19, 2002.

   10.00   Material Contract                Amendment to U.S. Bank N.A. Loan Agreement and
                                            Note, attached.

    99.1   Additional Exhibits              Certification for James R. Malone Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002
                                            (18 U.S.C. Section 1350), attached

    99.2   Additional Exhibits              Certification for Julie A. McGraw Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002
                                            (18 U.S.C. Section 1350), attached

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HMI Industries Inc.
                                        ------------------
                                             (Registrant)

Date:    February 12, 2003              /s/ Julie A. McGraw
         -----------------              -------------------------------------
                                           Julie A. McGraw
                                           Vice President - Chief Financial
                                             Officer

                                 CERTIFICATIONS

I, James R. Malone, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of HMI Industries
         Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ James R. Malone
                                         -------------------
                                         James R. Malone
                                         Chief Executive Officer and Chairman
                                         February 12, 2003

                                CERTIFICATIONS

I, Julie A. McGraw, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of HMI Industries
         Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Julie A. McGraw
                                        -------------------
                                        Julie A. McGraw
                                        Chief Financial Officer and Treasurer
                                        February 12, 2003