Form 10-Q
period 2003-03-31
HMI INDUSTRIES INC
filed 2003-05-15
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003
                               --------------

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
                                                     --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act). Yes    No X
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at May 1, 2003
------------------------                        --------------------------------
Common stock, $1 par value per share                      6,745,609

================================================================================

INDEX


PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      Consolidated Condensed Balance Sheets.......................................................................3
      Consolidated Condensed Statements of Operations.............................................................4
      Consolidated Condensed Statements of Cash Flow..............................................................5
      Notes to Consolidated Condensed Financial Statements (unaudited)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................11
      Critical Accounting Policies...............................................................................11
      Results of Operations......................................................................................12
      Liquidity and Capital Resources............................................................................15
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.16
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................16
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................17
      (A) Evaluation of Disclosure Controls and Procedures.......................................................17
      (B) Changes in Internal Controls...........................................................................17

PART II.  OTHER INFORMATION......................................................................................17

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................17
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................17
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................17
   ITEM 5.  OTHER INFORMATION....................................................................................17
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................18
      (a) Index to Exhibits......................................................................................18
      (b) Reports on Form 8-K....................................................................................18
   SIGNATURES....................................................................................................18
      Certifications.............................................................................................19
      Certifications.............................................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                      MARCH 31,      September 30,
                                                                        2003             2002
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    787,480       $    481,395
  Trade accounts receivable (net of allowance of $302,093
   and $482,118)                                                     2,197,601          2,006,667
  Inventories:
    Finished goods                                                   2,172,515          2,076,052
    Work-in-progress, raw material and supplies                      2,349,929          2,112,656
  Deferred income taxes                                              1,456,734          1,476,182
  Prepaid expenses                                                     139,775            291,690
  Other current assets                                                  71,363             53,657
-------------------------------------------------------------------------------------------------
      Total current assets                                           9,175,397          8,498,299
-------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                   4,078,466          4,310,070
-------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of amortization of $-0- and $3,738,649)                             -          5,450,860
  Deferred income taxes                                              2,554,427          2,550,427
  Trademarks (net of amortization of $182,740 and $161,556)            384,479            375,272
  Other                                                                155,266            270,833
-------------------------------------------------------------------------------------------------
      Total other assets                                             3,094,172          8,647,392
-------------------------------------------------------------------------------------------------
      Total assets                                                $ 16,348,035       $ 21,455,761
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                  $          -       $  1,392,000
  Trade accounts payable                                             2,940,835          1,956,677
  Income taxes payable                                                 493,468            505,532
  Accrued expenses and other liabilities                             3,257,707          2,394,881
  Long-term debt due within one year                                   111,538            301,894
-------------------------------------------------------------------------------------------------
     Total current liabilities                                       6,803,548          6,550,984
-------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                     21,956             32,726
-------------------------------------------------------------------------------------------------
      Total long-term liabilities                                       21,956             32,726
-------------------------------------------------------------------------------------------------

CONTINGENCIES:                                                               -                  -

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                     -                  -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,745,609 and 6,745,609 shares           6,745,609          6,745,609
  Capital in excess of par value                                     8,231,311          8,231,311
  Unearned compensation, net                                                 -             (2,728)
  Retained earnings                                                 (5,454,389)           801,459
  Accumulated other comprehensive loss                                       -           (903,600)
-------------------------------------------------------------------------------------------------
      Total stockholders' equity                                     9,522,531         14,872,051
-------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                  $ 16,348,035       $ 21,455,761
=================================================================================================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  For the three months                  For the six months
                                                    ended March 31,                       ended March 31,
                                                2003               2002               2003               2002
-----------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                         $  9,295,309       $ 10,597,699       $ 18,121,761       $ 19,968,344
-----------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                        5,592,476          5,943,414         10,834,590         10,970,570
  Selling, general and administrative
    expenses                                   3,720,531          4,575,783          7,204,448          8,483,513
  Loss on liquidation of foreign
    subsidiary                                   904,169                  -            904,169                  -
  Interest expense                                 6,394             22,812             20,706             42,451
  Other (income) expense, net                    (32,810)            38,035            (60,281)           128,195
-----------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses        10,190,760         10,580,044         18,903,632         19,624,729
-----------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and
  cumulative effect of accounting change        (895,451)            17,655           (781,871)           343,615
(Benefit) provision for income taxes              (1,543)            27,477             23,117            169,367
-----------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative
  effect of accounting change                   (893,908)            (9,822)          (804,988)           174,248
Cumulative effect of accounting change                 -                  -          5,450,860                  -
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                           $   (893,908)      $     (9,822)       $(6,255,848)      $    174,248
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                            6,742,314          6,701,204          6,742,314          6,701,204
=================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
(Loss) income before cumulative effect of
  accounting change                         $      (0.13)      $          -       $      (0.12)      $       0.03
Cumulative effect of accounting change      $          -       $          -       $      (0.81)      $         -
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                           $      (0.13)      $          -       $      (0.93)              0.03
=================================================================================================================





See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                          For the six months ended March 31,
                                                                2003              2002
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                         $(6,255,848)      $   174,248
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
       Cumulative effect of accounting change                 5,450,860                 -
       Loss on liquidation of foreign subsidiary                904,169                 -
       Depreciation and amortization                            379,593           423,838
       Provision for loss on disposal of assets                       -            16,752
       Common/treasury shares issued, net of unearned
          compensation                                                -            22,242
       Provision for losses on receivables                            -            46,096
       Unearned compensation                                      2,728
       Deferred income taxes                                     15,448           152,075
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Increase in receivables                                    (190,934)       (1,960,636)
    (Increase) decrease in inventories                         (333,736)          118,385
    Decrease in prepaid expenses                                151,915            15,607
    (Increase) decrease in other current assets                 (17,706)          209,278
    Increase in accounts payable                                984,158         1,321,768
    Increase in accrued expenses and other liabilities          862,826           299,912
    Decrease in income taxes payable                            (12,064)          (18,226)
    Other, net                                                   84,607           (55,429)
-----------------------------------------------------------------------------------------
            Net cash provided by operating activities         2,026,016           765,910
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (126,805)         (485,141)
-----------------------------------------------------------------------------------------
            Net cash used in investing activities              (126,805)         (485,141)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under credit facility          (1,392,000)           88,000
  Payment of long term debt                                    (201,126)         (375,003)
-----------------------------------------------------------------------------------------
            Net cash used in financing activities            (1,593,126)         (287,003)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            306,085            (6,234)
Cash and cash equivalents, beginning of period                  481,395             6,865
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $   787,480       $       631
=========================================================================================

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

At March 31, 2003 and 2002, $-0- and $91,800, respectively, of prepaid advertising were reported as other current assets.

     3. GOODWILL AND OTHER INTANGIBLE ASSETS
Pursuant to SFAS 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years. Goodwill amortization for the three and six month periods ended March 31, 2002 was $61,400 and $122,700, respectively.

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

During the first quarter of fiscal 2003, we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Although management does not believe that the market value of common stock fairly reflects the value of HMI, because of liquidity, control premium and small float issues, etc., the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002 but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies and a discounted cash flow methodology. Based on the assumptions used in any of the last three valuations and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI.

During the second quarter of fiscal 2003, we completed our initial impairment test, based upon the above valuation, for October 1, 2002 resulting in a full impairment of the goodwill recorded on HMI's books through a non-cash charge of $5,450,900. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Condensed Statements of Operations for the six months ended March 31, 2003.

A reconciliation of the reported net (loss) income and net (loss) income per share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the three and six months ended March 31, 2003 and 2002, respectively, had the provisions of SFAS 142 been applied on October 1, 2001, is as follows:


                                                      For the three months                 For the six months
                                                        ended March 31,                     ended March 31,
                                                     2003               2002             2003              2002
----------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative
  effect of accounting change                   $  (893,908)      $    (9,822)      $  (804,988)      $   174,248
Cumulative effect of accounting change                    -                 -         5,450,860                 -
----------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                  (893,908)           (9,822)       (6,255,848)          174,248
Goodwill amortization add back, net of tax                -            61,374                 -           122,751
----------------------------------------------------------------------------------------------------------------------
ADJUSTED NET (LOSS) INCOME                      $  (893,908)      $    51,552       $(6,255,848)      $   296,999
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                               6,742,314         6,701,204         6,742,314         6,701,204
======================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
(Loss) income before cumulative
  effect of accounting change                   $     (0.13)      $         -       $     (0.12)      $      0.03
Cumulative effect of accounting change          $         -       $         -       $     (0.81)      $         -
Goodwill amortization add back, net of tax      $         -       $      0.01       $         -       $      0.01
======================================================================================================================
ADJUSTED NET (LOSS) INCOME                      $     (0.13)      $      0.01       $     (0.93)      $      0.04
======================================================================================================================

The following proforma financial information compares our (loss) income before cumulative effect of accounting change, net (loss) income and net (loss) income per share for the three and six month periods ended December 31, 2002 and March 31, 2003, respectively, had the transitional goodwill impairment charge of $5,450,900 been recorded on October 1, 2002:

                                                              Three Months Ended   Six Months Ended
                                                              December 31, 2002     March 31, 2003
--------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change      $    88,920           $  (804,988)
Cumulative effect of accounting change                             5,450,860             5,450,860
--------------------------------------------------------------------------------------------------
ADJUSTED NET LOSS                                                $(5,361,940)          $(6,255,848)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted                                                6,742,314             6,742,314
==================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
Income (loss) before cumulative effect of accounting change      $      0.01           $     (0.12)
Cumulative effect of accounting change                           $     (0.81)          $     (0.81)
--------------------------------------------------------------------------------------------------
ADJUSTED NET  LOSS                                               $     (0.80)          $     (0.93)
==================================================================================================

Total amortization expense for trademarks and patents was $21,200 and $20,200 for the six months ended March 31, 2003 and 2002, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2003 and for the next four fiscal years ending September 30, 2004 through 2007 as $20,800, $19,800, $12,100, $11,100 and $8,900.

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

     5. FOREIGN CURRENCY TRANSLATION
During the second quarter of fiscal 2003, we recorded a write-off of $904,200 to loss on disposal for cumulative translation adjustments associated with the liquidation of our Canadian subsidiary.

     6. COMPREHENSIVE INCOME/LOSS
Comprehensive income/loss combines net income/loss and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive losses of $898,000 and $6,256,400, for the three and six months ended March 31, 2003, respectively and comprehensive losses of $11,400 and $169,500 for the corresponding periods ending March 31, 2002.

     7. GUARANTEES
During the second quarter of fiscal 2003 we adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

We have guaranteed repayment to a finance company for certain events of default by some of our Canadian distributors. The finance company purchased the installment sales contracts that the distributors entered into with their customers for the sale of products manufactured by HMI. We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. Our obligation to repurchase any contracts is limited to situations in which the borrower has any valid defense, right of set-off or counterclaim regarding the loan; the loan does not comply with all applicable laws and regulations; or if the loan is not a binding obligation of the borrower. From the commencement of the contract in July 2002 through March 31, 2003 we have not had to repurchase any contract under this guarantee.

WARRANTY
Changes in our warranty liability were as follows:

                                       Three Months Ended                Six Months Ended
                                    -------------------------       -------------------------
                                     March 31,       March 31,       March 31,       March 31,
                                       2003            2002            2003            2002
                                    ---------       ---------       ---------       ---------
Balance at beginning of period      $ 177,400       $ 234,500       $ 190,500       $ 299,400
  Charges to expense                   92,500               -         148,400               -
  Usage                               (88,700)        (36,000)       (157,700)       (100,900)
                                    ---------       ---------       ---------       ---------
Balance at end of period            $ 181,200       $ 198,500       $ 181,200       $ 198,500
                                    =========       =========       =========       =========

     8. EARNINGS PER SHARE
As of March 31, 2003, 1,164,700 outstanding options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.00 to $7.50 per share and expire between the period January 4, 2004 and August 29, 2010.

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

     9. LONG-TERM COMPENSATION PLAN
During the second quarter of fiscal 2003 we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." We record stock-based compensation expense using the intrinsic value method on the date of grant in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Because we establish the exercise price based on the fair market value of our stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, we report the potential dilutive impact of stock options in our diluted earnings per share. As allowed by SFAS 148, we have elected to continue to apply the intrinsic value-based method of accounting and have adopted the disclosure requirements of SFAS 123. If we had measured compensation cost for stock options granted under the fair value based method prescribed by SFAS 123, net income would have changed to the pro forma amounts set forth below:

                                                          For the three months                 For the six months
                                                             ended March 31,                    ended March 31,
                                                         2003              2002              2003              2002
----------------------------------------------------------------------------------------------------------------------
Net (loss) income, as reported                       $  (893,908)      $    (9,822)      $(6,255,848)      $   174,248

Add:  Stock-based employee
compensation expense included in
reported net income, net of related tax effects                -                 -                 -                 -
----------------------------------------------------------------------------------------------------------------------
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                        23,309            22,857            46,165            45,911
----------------------------------------------------------------------------------------------------------------------
PRO FORMA NET (LOSS) INCOME                          $  (917,217)      $   (32,679)      $(6,302,013)      $   128,337
======================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
As reported                                          $     (0.13)      $         -       $     (0.93)      $      0.03
Proforma                                             $     (0.14)      $         -       $     (0.93)      $      0.02


     10. DEBT
In January 2003 we entered into an amendment to our credit facility agreement with our current lender. This amendment, which expires January 31, 2004, permanently increased our revolving line of credit from $2 million to $3 million, and carries the same interest rate and similar covenants as the original loan agreement.

There were no covenant violations under the credit facility agreement as of or for the three and six month periods ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated condensed financial statements required us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements. Actual results may differ from those estimated under different assumptions or conditions.

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

During the first quarter of fiscal 2003, we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Although management does not believe that the market value of common stock fairly reflects the value of HMI, because of liquidity, control premium and small float issues, etc., the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002 but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies and a discounted cash flow methodology. Based on the assumptions used in any of the last three valuations referred to above and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI.

During the second quarter of fiscal 2003, we completed our initial impairment test, based upon the above valuation, for October 1, 2002 resulting in a full impairment of the goodwill recorded on HMI's books through a non-cash charge of $5,450,900. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Condensed Statements of Operations.

     VALUATION OF LONG-LIVED ASSETS
As of the beginning of fiscal 2003, we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this accounting standard did not have a material impact on our operating results and financial position. We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived or intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived or intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

RESULTS OF OPERATIONS
     NET PRODUCT SALES
SECOND QUARTER OF FISCAL 2003 COMPARED TO SECOND QUARTER OF FISCAL 2002
Net product sales of $9,295,300 for the quarter ended March 31, 2003, were $1,302,400 or 12.2% lower when compared to the prior year sales of $10,654,700. The decrease in sales was largely attributable to reduced Distributor sales in Asia, Europe and the cessation of the Americas National Advertising Campaign ("NAC"), offset by increased revenues in the Americas distributor network of $1,250,300.

The NAC, a thirty-minute television infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads and open new territories. In August 2002, we stopped broadcasting the infomercial as anticipated profits for this program were not being achieved and the infomercial had exceeded the industry standard expected life cycle of twelve months. Exclusive of the second quarter 2002 NAC sales of $628,800, revenues would have decreased $673,600.

Decreased European sales are largely associated with reduced sales to Portugal and Spain, both of which were impacted by these importers selling through their old model units in anticipation of the introduction of the 75th Anniversary models in these countries. The introduction of the 75th Anniversary model occurred in these and several other European countries during the second quarter of fiscal 2003. We are hopeful that the introduction of the 75th Anniversary models as well as the launch of the Edge Success Program ("the Edge") will lead to improved sales in these countries. The Edge, first created for the Americas direct sales distribution network, is a multi-step program that provides business training from the earliest level of a new recruit to the most senior level of premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates.

The sales decline in Asia was primarily due to lower sales to Japan and Korea of which Japan was the largest. The reduced sales to Japan reflect continued realignments this importer has made to his inventory levels in anticipation of the upcoming launch of our 75th Anniversary Majestic(R), which is planned to occur in Japan later in our fiscal year. The reduced sales to Japan also reflect Defender(R) sales that were made in the prior year with the intent of selling them with the Majestic(R) as a system similar to how our products are marketed in the U.S.; however, this program was not as successful as anticipated and as a result Defender(R) sales will be less than the prior year while the importer sells through his inventory. We are currently reviewing different alternatives to promote the Defender(R) in Japan such as re-introducing the system approach in connection with the new product launch or selling it through a completely different sales channel. In addition, we are considering alternatives that would encourage the Japanese network to place greater emphasis on our products versus the other non-competing products they represent (Japanese direct sales network routinely carry multiple product lines).

The increased sales in the Americas exclusive of NAC sales was due to the growth of the direct sales network primarily resulting from several of our key master distributors who have grown their business through effective recruiting, retention and the opening of new offices under the aforementioned Edge Success Program.

FIRST SIX MONTHS OF FISCAL 2003 COMPARED TO FIRST SIX MONTHS OF FISCAL 2002
Net product sales of $18,121,800 for the six months ended March 31, 2003, were $1,846,600 or 9.2% lower when compared to the prior year sales of $19,968,300. The decrease in sales was largely attributable to reduced sales in Asia, Europe and the NAC offset by increased revenues in the Americas distributor network of $2,115,000; the rationale for these fluctuations is consistent with the above discussion.

     GROSS PROFIT
SECOND QUARTER OF FISCAL 2003 COMPARED TO SECOND QUARTER OF FISCAL 2002
The gross margin for the quarter ended March 31, 2003, was $3,702,800 or 39.8% of sales as compared to $4,654,300 or 43.9% of sales in 2002, a decrease in gross margin of $951,500. The cessation of the aforementioned NAC resulted in approximately $534,300 of the decrease. The remaining $417,200 was largely attributable to decreased international sales; it was also impacted by increased warranty and depreciation costs. Increased warranty costs were primarily driven by Defender(R) issues specific to certain international markets and depreciation expense increased due to tools and molds associated with new product models.

FIRST SIX MONTHS OF FISCAL 2003 COMPARED TO FIRST SIX MONTHS OF FISCAL 2002
The gross margin of $7,287,200 for the six months ended March 31, 2003, was $1,710,600 or 19.0% lower when compared to the prior year gross margin of $8,997,800. Approximately $1,019,900 of the decrease in gross margin was associated with the cessation of the NAC. Unfavorable volume variance associated with lower international sales, overhead absorption, and the aforementioned increased warranty costs comprised the remaining difference of which the unfavorable international sales volume variance was the largest.

     SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")
SECOND QUARTER OF FISCAL 2003 COMPARED TO SECOND QUARTER OF FISCAL 2002
SG&A expenses of $3,720,500 or 40.0% of sales for the quarter ended March 31, 2003, were $855,300 lower when compared to the same period in fiscal 2002 of $4,575,800 or 43.2% of sales. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned National Advertising Campaign of approximately $872,100, costs associated with the Form 13D that was filed with the Securities Exchange Commission in the prior year of $420,400 and reduced outside consulting expenses of $118,800. These decreases were partially offset by increased costs associated with certain growth initiatives in the Americas division.

FIRST SIX MONTHS OF FISCAL 2003 COMPARED TO FIRST SIX MONTHS OF FISCAL 2002
SG&A expenses of $7,204,400 or 39.8% of sales for the six months ended March 31, 2003 were $1,279,100 lower when compared to the same period in fiscal 2002 of $8,483,500 or 42.5% of sales. The rationale for the lower expense is consistent with the above discussion.

     LIQUIDATION OF FOREIGN SUBSIDIARY
During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $904,200 for cumulative translation adjustments associated with this subsidiary.

     INTEREST EXPENSE
Interest expense was $6,400 and $20,700 for the quarter and six months ended March 31, 2003, respectively, and was $22,800 and $42,500 for the same periods in 2002. The decreased expense was primarily due to the reduced line of credit balance in the second quarter of fiscal 2003 as well as interest paid in the prior year to vendors associated with the short term financing of certain tools and molds.

     OTHER (INCOME) EXPENSE, NET
For the quarter and six months ended March 31, 2003 other (income) expense, net, decreased $70,800 and $188,500, respectively, primarily resulting from the absence of goodwill amortization associated with the adoption of SFAS No. 142 (see Note 3 to the Consolidated Condensed Financial Statements).

     INCOME TAXES
The effective tax rate for the quarter ended March 31, 2003 was 0.2% compared to an effective rate of 155.6% for the same period in fiscal 2002. The effective rate for the quarter ended March 31, 2003 was lower than the federal statutory rate of 34% primarily due to a non-deductible loss from the liquidation of our Canadian subsidiary. The change in the effective rate from the same period in fiscal 2002 was primarily due to the effect of the accounting change for goodwill amortization (see Note 3 to the Consolidated Condensed Financial Statements). The impact of the non-deductible loss from the liquidation of our Canadian subsidiary in the current year as well as the goodwill amortization in the prior year has been magnified by the low level of pre-tax earnings.

The effective income tax rate for the six months ended March 31, 2003 was (3.0%) compared to 49.3% in fiscal 2002. The difference from the prior year was primarily attributable to the aforementioned non-deductible loss from the liquidation of our Canadian subsidiary and the absence of non-deductible goodwill.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE
On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002 and recorded a non-cash charge of $5,450,900 to fully eliminate the carrying value of our goodwill (See Note 3 to the Consolidated Condensed Financial Statements). There was no tax effect related to this item as this charge is a permanent difference for income tax purposes.

     INFLATION AND PRICING
Net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES
     OPERATING ACTIVITIES
Cash flows from operating activities provided net cash of $2,026,000 for the six months ended March 31, 2003, which reflects a net loss of $6,255,800 offset by non-cash charges of $6,752,800 and an increase in operating assets and liabilities of $1,529,100.

Non-cash charges consist primarily of $5,450,900 related to the cumulative effect of accounting change from our adoption of SFAS 142, $904,200 associated with the loss on disposal for cumulative translation adjustments from the liquidation of our Canadian Subsidiary and $379,600 in depreciation and amortization expense.

The increase in operating assets and liabilities principally relates to an increase in accounts payable and accrued expenses and other liabilities of $984,200 and $862,800, respectively, offset by a $333,700 increase in inventories. During the last two months of our fiscal year 2002 we re-adjusted our raw material stock levels which led to a significant reduction, as of our year-end, in both inventory purchases and accounts payable. As the sales volume rose in the first and second quarters of fiscal 2003, primarily in the Americas Division, we returned to more characteristic purchasing levels thus increasing our overall payable balance for the six months ended March 31, 2003. Also impacting the payable balance were variable selling expenses associated with the Americas Division which increased as a direct result of the growth in their sales volume.

The increase in accrued expenses and other liabilities primarily related to the Americas Division Distributor programs and variable selling compensation expenses which increased as a result of the Americas revenue growth in the second quarter of fiscal 2003 as compared to September 30, 2002.

Both finished goods and raw material were driving factors in the increase in inventories. Increases in safety stock, primarily demo supplies, and lower than anticipated sales in our International market accounted for the increase in finished goods. Lower international sales as well as the build up of raw materials for product improvements soon to be released, and the purchase of printed materials for the International promotion of our Edge Success Program lead to increased raw materials.

     INVESTING ACTIVITIES
Capital expenditures of $126,800 represent the entire net cash used in investing activities for the six months ended March 31, 2003. These expenditures mainly relate to tooling associated with new products, office furniture and new office computer hardware.

     FINANCING ACTIVITIES
Net cash used in financing activities was $1,593,100, which included $1,392,000 for net repayments under the credit facility and $201,100 for payment of long-term debt.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with our research and development projects. As of March 31, 2003, there was no outstanding balance on our $3,000,000 amended credit facility.

     CASH OBLIGATIONS
There have been no material changes outside the ordinary course of our business with regards to cash obligations that have not been previously disclosed in our fiscal 2002 Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Net Product Sales" regarding the optimism of the 75th Anniversary model and the Edge Success Program's impact on International sales, and "Liquidity" regarding anticipated cash requirements and the adequacy of our current ability to meet those requirements. Such forward-looking statements are subject to uncertainties such as anticipated sales trends, improved lead generation and recruiting and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of March 31, 2003, we had no outstanding borrowing under our credit facility bearing interest at the prime rate.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) INDEX TO EXHIBITS


   3.1         Certificate of Incorporation             Incorporated by reference from Annual Report on form 10-K
                                                        for the year ended September 30, 1995

   3.2         Bylaws                                   Incorporated by reference from Form 8-K filed on February
                                                        19, 2002.

  10.00        Material Contract                        Amendment to U.S. Bank N.A. Loan Agreement and Note,
                                                        incorporated by reference from Form 10-Q for the quarter ended
                                                        December 31, 2002.

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


(b) REPORTS ON FORM 8-K
No report on Form 8-K was filed during the quarter ended March 31, 2003.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HMI INDUSTRIES INC.
                                               -------------------
                                                    (Registrant)

Date:    MAY 14, 2003                          /s/ Julie A. McGraw
         ------------                          ---------------------
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

                                            /s/ James R. Malone
                                            -------------------
                                            James R. Malone
                                            Chief Executive Officer and Chairman
                                            May 14, 2003

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


                                           /s/ Julie A. McGraw
                                           -------------------
                                           Julie A. McGraw
                                           Chief Financial Officer and Treasurer
                                           May 14, 2003