Form 10-Q
period 2003-06-30
HMI INDUSTRIES INC
filed 2003-08-07
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             ======================================================
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                       36-1202810
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                   (IRS Employer
or Organization)                                             Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio     44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (216) 986-8008

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at August 1, 2003
------------------------------------               -----------------------------
Common stock, $1 par value per share                       6,745,609

================================================================================

INDEX

PART I. FINANCIAL INFORMATION..................................................................................           3

 ITEM 1. FINANCIAL STATEMENTS..................................................................................           3
    Consolidated Condensed Balance Sheets......................................................................           3
    Consolidated Condensed Statements of Operations............................................................           4
    Consolidated Condensed Statements of Cash Flow.............................................................           5
    Notes to Consolidated Condensed Financial Statements (unaudited)...........................................           6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................          11
    Critical Accounting Policies...............................................................................          11
    Results of Operations......................................................................................          12
    Liquidity and Capital Resources............................................................................          15
    Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of
    1995.......................................................................................................          17
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................          17
 ITEM 4. CONTROLS AND PROCEDURES...............................................................................          17
    (A) Evaluation of Disclosure Controls and Procedures.......................................................          17
    (B) Changes in Internal Controls...........................................................................          18

PART II. OTHER INFORMATION.....................................................................................          18

 ITEM 1. LEGAL PROCEEDINGS.....................................................................................          18
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................          18
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................................................          18
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................          18
 ITEM 5. OTHER INFORMATION.....................................................................................          19
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................          19
    (a) Index to Exhibits......................................................................................          19
    (b) Reports on Form 8-K....................................................................................          20
 SIGNATURES....................................................................................................          20
    Certifications.............................................................................................          21
    Certifications.............................................................................................          22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                           JUNE 30,      September 30,
                                                                             2003            2002
                                                                          -----------    -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $   776,451    $     481,395
 Trade accounts receivable (net of allowance of $224,743 and $482,118)      2,682,024        2,006,667
 Inventories:
   Finished goods                                                           2,200,370        2,076,052
   Work-in-progress, raw material and supplies                              2,682,397        2,112,656
 Deferred income taxes                                                      1,460,812        1,476,182
 Prepaid expenses                                                             465,108          291,690
 Other current assets                                                          90,826           53,657
                                                                          -----------    -------------
   Total current assets                                                    10,357,988        8,498,299
                                                                          -----------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          3,912,985        4,310,070
                                                                          -----------    -------------

OTHER ASSETS:
 Cost in excess of net assets of acquired businesses
  (net of amortization of $-0- and $3,738,649)                                      -        5,450,860
 Deferred income taxes                                                      2,535,124        2,550,427
 Trademarks (net of amortization of $193,128 and $161,556)                    387,252          375,272
 Other                                                                        155,267          270,833
                                                                          -----------    -------------
   Total other assets                                                       3,077,643        8,647,392
                                                                          -----------    -------------
   Total assets                                                           $17,348,616    $  21,455,761
                                                                          ===========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit                                                           $ 1,391,000    $   1,392,000
 Trade accounts payable                                                     2,653,594        1,956,677
 Income taxes payable                                                         492,343          505,532
 Accrued expenses and other liabilities                                     3,131,826        2,394,881
 Long-term debt due within one year                                            67,028          301,894
                                                                          -----------    -------------
   Total current liabilities                                                7,735,791        6,550,984
                                                                          -----------    -------------

LONG-TERM LIABILITIES:
 Long-term debt (less amounts due within one year)                             16,386           32,726
                                                                          -----------    -------------
   Total long-term liabilities                                                 16,386           32,726
                                                                          -----------    -------------

CONTINGENCIES:                                                                      -                -

STOCKHOLDERS' EQUITY:
 Preferred stock, $5 par value; authorized, 300,000 shares; issued, none            -                -
 Common stock, $1 par value; authorized, 10,000,000 shares;
   issued and outstanding, 6,745,609 and 6,745,609 shares                   6,745,609        6,745,609
 Capital in excess of par value                                             8,231,311        8,231,311
 Unearned compensation, net                                                         -           (2,728)
 Retained earnings                                                         (5,380,481)         801,459
 Accumulated other comprehensive loss                                               -         (903,600)
                                                                          -----------    -------------
   Total stockholders' equity                                               9,596,439       14,872,051
                                                                          -----------    -------------
   Total liabilities and stockholders' equity                             $17,348,616    $  21,455,761
                                                                          ===========    =============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                For the three months ended June 30,   For the nine months ended June 30,
                                                      2003              2002               2003              2002
                                                ------------------------------------------------------------------------
REVENUES:
 Net product sales                                 $ 8,872,525      $  9,306,956       $ 26,994,286      $ 29,275,300
                                                   -----------      ------------       ------------      ------------
OPERATING COSTS AND EXPENSES:
 Cost of products sold                               5,256,145         5,444,621         16,090,735        16,415,191
 Selling, general and administrative expenses        3,538,010         3,512,708         10,742,458        11,996,221
 Loss on liquidation of foreign subsidiary                   -                 -            904,169                 -
 Interest expense                                       12,099            22,023             32,805            64,474
 Other (income) expense, net                           (26,443)           61,542            (86,724)          189,737
                                                   -----------      ------------       ------------      ------------
  Total operating costs and expenses                 8,779,811         9,040,894         27,683,443        28,665,623
                                                   -----------      ------------       ------------      ------------
Income (loss) before income taxes and
 cumulative effect of accounting change                 92,714           266,062           (689,157)          609,677
Provision (benefit) for income taxes                    18,806           108,796             41,923           278,163
                                                   -----------      ------------       ------------      ------------
Income (loss) before cumulative effect of
 accounting change                                      73,908           157,266           (731,080)          331,514
Cumulative effect of accounting change                       -                 -          5,450,860                 -
                                                   -----------      ------------       ------------      ------------
NET  INCOME (LOSS)                                 $    73,908      $    157,266       $ (6,181,940)     $    331,514
                                                   ===========      ============       ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                                  6,745,647         6,729,860          6,743,425         6,710,756
                                                   ===========      ============       ============      ============
BASIC AND DILUTED PER SHARE OF COMMON
 STOCK:
Income (loss) before cumulative effect of
 accounting change                                 $      0.01      $       0.02       $      (0.11)     $       0.05
Cumulative effect of accounting change             $         -      $          -       $      (0.81)     $          -
                                                   -----------      ------------       ------------      ------------
NET INCOME (LOSS)                                  $      0.01      $       0.02       $      (0.92)     $       0.05
                                                   ===========      ============       ============      ============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                      For the nine months ended June 30,
                                                             2003              2002
                                                      ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                       $(6,181,940)     $   331,514
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Cumulative effect of accounting change                  5,450,860                -
   Loss on liquidation of foreign subsidiary                 904,169                -
   Depreciation and amortization                             563,863          663,209
   Provision for loss on disposal of assets                        -           17,000
   Common/treasury shares issued, net of unearned
    compensation                                                   -           41,841
   Provision for losses on receivables                             -           27,526
   Unearned compensation                                       2,728                -
   Deferred income taxes                                      30,673          239,904
 CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Increase in receivables                                    (675,357)        (564,436)
 Increase in inventories                                    (694,059)        (867,215)
 Increase in prepaid expenses                               (173,418)        (151,796)
 (Increase) decrease in other current assets                 (37,169)         307,856
 Increase in accounts payable                                696,917        1,419,832
 Increase in accrued expenses and other liabilities          736,945          270,051
 Decrease in income taxes payable                            (13,189)         (14,003)
 Other, net                                                   71,446          (83,033)
                                                         -----------      -----------
     Net cash provided by operating activities               682,469        1,638,250
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (135,207)        (732,204)
                                                         -----------      -----------
     Net cash used in investing activities                  (135,207)        (732,204)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under credit facility                         (1,000)        (390,000)
 Payment of long term debt                                  (251,206)        (522,310)
                                                         -----------      -----------
     Net cash used in financing activities                  (252,206)        (912,310)
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents         295,056           (6,264)
Cash and cash equivalents, beginning of period               481,395            6,865
                                                         -----------      -----------
Cash and cash equivalents, end of period                 $   776,451      $       601
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

     2. Goodwill and Other Intangible Assets

Pursuant to SFAS 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years. Goodwill amortization for the three and nine month periods ended June 30, 2002 was $61,400 and $184,100, respectively.

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

During the second quarter of fiscal 2003, we completed our initial impairment test, based upon the above valuation, for October 1, 2002 resulting in a full impairment of the goodwill recorded on HMI's books through a non-cash charge of $5,450,900. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Condensed Statements of Operations for the nine months ended June 30, 2003.

A reconciliation of the reported net (loss) income and net (loss) income per share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the three and nine months ended June 30, 2003 and 2002, respectively, had the provisions of SFAS 142 been applied on October 1, 2001, is as follows:

                                               For the three months ended June 30,   For the nine months ended June 30,
                                                   2003               2002                  2003               2002
                                               -----------        -----------        --------------         -----------
Income (loss) before cumulative effect of
accounting change                              $    73,908        $   157,266           $  (731,080)        $   331,514
Cumulative effect of accounting change                   -                  -             5,450,860                   -
                                               -----------        -----------        --------------         -----------
NET INCOME  (LOSS)                                  73,908            157,266            (6,181,940)            331,514
Goodwill amortization add back, net of tax               -             61,375                     -             184,126
                                               -----------        -----------        --------------         -----------
ADJUSTED NET INCOME (LOSS)                     $    73,908        $   218,641           $(6,181,940)        $   515,640
                                               ===========        ===========        ==============         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
 Basic and diluted                               6,745,647          6,729,860             6,743,425           6,710,756
                                               ===========        ===========        ==============         ===========

BASIC AND DILUTED PER SHARE OF COMMON
 STOCK:
Income (loss) before cumulative effect of
 accounting change                             $      0.01        $      0.02           $     (0.11)        $      0.05
Cumulative effect of accounting change         $         -        $         -           $     (0.81)        $         -
Goodwill amortization add back, net of tax     $         -        $      0.01           $         -         $      0.03
                                               ===========        ===========        ==============         ===========
ADJUSTED NET INCOME (LOSS)                     $      0.01        $      0.03           $     (0.92)        $      0.08
                                               ===========        ===========        ==============         ===========

The following proforma financial information compares our (loss) income before cumulative effect of accounting change, net (loss) income and net (loss) income per share for the three and nine month periods ended December 31, 2002 and June 30, 2003, respectively, had the transitional goodwill impairment charge of $5,450,900 been recorded on October 1, 2002:

                                                              Three Months Ended   Nine Months Ended
                                                              December 31, 2002      June 30, 2003
                                                              ---------------      -----------------
Income (loss) before cumulative effect of accounting change      $     88,920         $   (731,080)
Cumulative effect of accounting change                              5,450,860            5,450,860
                                                              ---------------      ---------------
ADJUSTED NET LOSS                                                $ (5,361,940)        $ (6,181,940)
                                                              ===============      ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 Basic and diluted                                                  6,742,314            6,743,425
                                                              ===============      ===============

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
Income (loss) before cumulative effect of accounting change      $       0.01         $      (0.11)
Cumulative effect of accounting change                           $      (0.81)        $      (0.81)
                                                              ---------------      ---------------
ADJUSTED NET LOSS                                                $      (0.80)        $      (0.92)
                                                              ===============      ===============

Total amortization expense for trademarks and patents was $31,600 and $30,400 for the nine months ended June 30, 2003 and 2002, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2003 and for the next four fiscal years ending September 30, 2004 through 2007 as $10,400, $34,400, $12,300, $11,800 and $10,000.

     3. Valuation of Long-Lived Assets

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

     4. Foreign Currency Translation

During the second quarter of fiscal 2003, we recorded a write-off of $904,200 for cumulative translation adjustments associated with the liquidation of our Canadian subsidiary.

     5. Comprehensive Income/Loss

Comprehensive income/loss combines net income/loss and "other comprehensive items," which represented foreign currency translation adjustments, reported as a component of stockholders' equity in the accompanying Consolidated Condensed Balance Sheets. We present such information in our Statement of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. We had comprehensive income of $73,900 for the quarter ended June 30, 2003 and comprehensive losses of $6,182,500, for the nine months ended June 30, 2003. For the three and nine months ended June 30, 2002, we had comprehensive income of $178,500 and $348,000, respectively.

     6. Guarantees

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

We have guaranteed repayment to a finance company for certain events of default by some of our Canadian distributors. The finance company purchased the installment sales contracts that the distributors entered into with their customers for the sale of products manufactured by HMI. We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. Our obligation to repurchase any contracts is limited to situations in which the borrower has any valid defense, right of set-off or counterclaim regarding the loan; the loan does not comply with all applicable laws and regulations; or the loan is not a binding obligation of the borrower. From the commencement of the contract in July 2002 through June 30, 2003 we have not had to repurchase any contract under this guarantee.

WARRANTY

Changes in our warranty liability were as follows:

                                       Three Months Ended           Nine Months Ended
                                     -----------------------     ------------------------
                                       June 30,     June 30,     June 30,       June 30,
                                         2003         2002         2003           2002
                                     ----------   ----------     ---------      ---------
Balance at beginning of period       $  181,200   $  198,500     $ 190,500      $ 299,400
 Charges to expense                      36,300       27,100       184,800         16,300
 Usage                                  (35,500)     (34,000)     (193,300)      (124,100)
                                     ----------   ----------     ---------      ---------
Balance at end of period             $  182,000   $  191,600     $ 182,000      $ 191,600
                                     ==========   ==========     =========      =========

     7. Earnings Per Share

As of June 30, 2003, all 1,164,700 outstanding options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares the period and, therefore, the effect would be anti-dilutive. The exercise prices of these options range from $1.00 to $7.50 per share and expire between the period January 4, 2004 and August 29, 2010.

As of June 30, 2002, 1,212,700 outstanding options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $1.0625 to $7.50 per share and expire between the period July 2, 2002 and August 29, 2010.

     8. Long-term Compensation Plan

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

                                               For the three months ended June 30,   For the nine months ended June 30,
                                                     2003               2002                2003          2002
                                               --------------       -----------      ---------------   ----------------
Net income (loss), as reported                    $    73,908       $   157,266         $ (6,181,940)  $   331,514
Add: Stock-based employee
compensation expense included in
reported net income, net of related tax
effects                                                     -                 -                    -             -
                                                  -----------       -----------         ------------   ----------------
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                                 23,309            23,217               69,834        69,487
                                                  -----------       -----------         ------------   ----------------
PRO FORMA NET INCOME (LOSS)                       $    50,599       $   134,049         $ (6,251,774)  $   262,027
                                                  ===========       ===========         ============   ================

BASIC AND DILUTED PER SHARE OF COMMON
 STOCK:
As reported                                       $      0.01       $      0.02         $      (0.92)  $      0.05
Proforma                                          $      0.01       $      0.02         $      (0.93)  $      0.04

     9. Debt

In January 2003 we entered into an amendment to our credit facility agreement with our current lender. This amendment, which expires January 31, 2004, increased our revolving line of credit from $2 million to $3 million, and carries the same interest rate and similar covenants as the original loan agreement.

There were no covenant violations under the credit facility agreement as of or for the three and nine month periods ended June 30, 2003.

     10. Commitments and Contingencies

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001 in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days, until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation and credit. All matters are pending. The Plaintiffs allege damages in excess of U.S. $21,894,000. After several hearings the court ruled in our favor and against the Plaintiffs on all counts. The Plaintiffs may seek to appeal the decision in accordance with Korean law.

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

RESULTS OF OPERATIONS

     Net Product Sales

THIRD QUARTER OF FISCAL 2003 COMPARED TO THIRD QUARTER OF FISCAL 2002

Net product sales of $8,872,500 for the quarter ended June 30, 2003, were $434,500 or 4.7% lower when compared to the prior year sales of $9,307,000. The decrease in sales was largely attributable to reduced sales in Asia and the cessation of the Americas National Advertising Campaign ("NAC"), offset by $578,000 in increased revenues in Europe and the Americas distributor network.

The sales decline in Asia was primarily due to lower sales to Japan, Korea and New Zealand of which Japan was the largest. The reduced sales to Japan reflect continued realignments this importer has made to his inventory levels in anticipation of the upcoming launch of our 75th Anniversary Majestic(R) (our portable surface cleaner), which is planned to occur in Japan in mid-August. The reduced sales to Japan also reflect Defender(R) (our portable room air cleaner) sales that were made in the prior year with the intent of selling them with the Majestic(R) as a system similar to how our products are marketed in the U.S.; however, this program was not as successful as anticipated and as a result Defender(R) sales will be less than the prior year while the importer sells through his inventory. We are currently reviewing different alternatives to promote our products in Japan.

The NAC, a thirty-minute television infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads and open new territories. In August 2002, we stopped broadcasting the infomercial as anticipated profits for this program were not being achieved and the infomercial had exceeded the industry standard expected life cycle of twelve months. Exclusive of the third quarter 2002 NAC sales of $197,500, revenues would have decreased $237,500.

European sales were driven by increased Defender(R) sales primarily to Portugal and Spain and were largely associated with the recent launch of the Edge Success Program ("the Edge") in both countries. The Edge, first created for the Americas direct sales distribution network, is a multi-step program that provides business training from the earliest level of a new recruit to the most senior level of premier master distributor and provides incentives at each level to promote the development and retention of quality distributors and sales associates. The improved Defender(R) sales were reduced by decreased Majestic(R) sales to Portugal and Spain. A foundational element of the Edge Program is the marketing of the Majestic(R) and the Defender(R) together as an "indoor air quality system." It is therefore anticipated that going forward the focus will be on the "system" rather than just the Majestic(R).

The increased sales in the Americas exclusive of NAC sales was due to the growth of the direct sales network primarily resulting from several of our key master distributors who have grown their business through effective recruiting, retention and the opening of new offices.

FIRST NINE MONTHS OF FISCAL 2003 COMPARED TO FIRST NINE MONTHS OF FISCAL 2002

Net product sales of $26,994,300 for the nine months ended June 30, 2003, were $2,281,000 or 7.8% lower when compared to the prior year sales of $29,275,300. The decrease in sales was largely attributable to reduced sales in Asia, the NAC and Europe offset by increased revenues in the Americas distributor network of $2,386,100; with the exception of Europe the rationale for these fluctuations is consistent with the above discussion.

The decreased sales to Europe were driven by lower Majestic(R) sales largely associated with Spain and Portugal, which were impacted in the second quarter by these importers selling through their old model units in anticipation of the introduction of the 75th Anniversary models in these countries. The introduction of the 75th Anniversary model occurred in these and several other European countries during the second quarter of fiscal 2003.

     Gross Profit

THIRD QUARTER OF FISCAL 2003 COMPARED TO THIRD QUARTER OF FISCAL 2002

The gross margin for the quarter ended June 30, 2003, was $3,616,400 or 40.8% of sales as compared to $3,862,300 or 41.5% of sales in 2002, a decrease in gross margin of $245,900. The cessation of the aforementioned NAC resulted in approximately $172,100 of the decrease. The remaining $73,900 was largely attributable to the decreased international sales volume.

FIRST NINE MONTHS OF FISCAL 2003 COMPARED TO FIRST NINE MONTHS OF FISCAL 2002

The gross margin of $10,903,600 for the nine months ended June 30, 2003, was $1,965,500 or 15.2% lower when compared to the prior year gross margin of $12,860,100. Approximately $1,192,000 of the decrease in gross margin was associated with the cessation of the NAC. Unfavorable volume variance due to lower international sales, overhead absorption, warranty costs and depreciation comprised the remaining difference of which the unfavorable international sales volume variance was the largest.

     Selling, General, and Administrative ("SG&A")

THIRD QUARTER OF FISCAL 2003 COMPARED TO THIRD QUARTER OF FISCAL 2002

SG&A expenses of $3,538,000 for the quarter ended June 30, 2003, were $25,300 higher when compared to the same period in fiscal 2002 of $3,512,700. While this variance is not considered significant, it should be noted that increased costs associated with certain growth initiatives in the Americas division were offset by expenses incurred in the prior year associated with our aforementioned National Advertising Campaign and the Americas' launch of our 75th Anniversary Majestic(R).

FIRST NINE MONTHS OF FISCAL 2003 COMPARED TO FIRST NINE MONTHS OF FISCAL 2002

SG&A expenses of $10,742,500 or 39.8% of sales for the nine months ended June 30, 2003, were $1,253,700 lower when compared to the same period in fiscal 2002 of $11,996,200 or 41.0% of sales. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned NAC of approximately $2,206,900, costs associated with the Form 13D that was filed with the Securities and Exchange Commission in the prior year of $425,400 and reduced outside consulting expenses of $235,000. These decreases were partially offset by increased costs associated with certain growth initiatives in the Americas division.

     Liquidation of Foreign Subsidiary

During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $904,200 for cumulative translation adjustments associated with this subsidiary.

     Interest Expense

Interest expense was $12,100 and $32,800 for the quarter and nine months ended June 30, 2003, respectively, and was $22,000 and $64,500 for the same periods in 2002. The decreased expense was primarily due to interest paid in the prior year to vendors associated with the short term financing of certain tools and molds as well as an overall reduced line of credit balance on a year-to-date basis.

     Other (income) expense, net

For the quarter and nine months ended June 30, 2003, other (income) expense, net, decreased $88,000 and $276,500, respectively, primarily resulting from the absence of goodwill amortization associated with the adoption of SFAS No. 142 (see Note 2 to the Consolidated Condensed Financial Statements).

     Income Taxes

The effective tax rate for the quarter ended June 30, 2003 was 20.3% compared to an effective rate of 40.9% for the same period in fiscal 2002. The current quarter's effective rate is below the federal statutory rate of 34% primarily due to favorable tax benefits from foreign export sales. The change in the effective rate from the same period in the prior fiscal year is primarily due to the absence of non-deductible goodwill in this quarter. The impact of the favorable tax treatment of export sales in the current year as well as the goodwill amortization in the prior year has been magnified by the low level of pre-tax earnings.

The effective income tax rate for the nine months ended June 30, 2003 was (6.0%) compared to 45.6% in fiscal 2002. This difference was primarily attributable to the aforementioned goodwill and foreign export tax benefits as well as the non-deductible loss from the second quarter liquidation of our Canadian subsidiary.

     Cumulative Effect of Accounting Change

On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002 and recorded a non-cash charge of $5,450,900 to fully eliminate the carrying value of our goodwill (See Note 2 to the Consolidated Condensed Financial Statements). There was no tax effect related to this item as this charge is a permanent difference for income tax purposes.

     Inflation and Pricing

Net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

Cash flows from operating activities provided net cash of $682,500 for the nine months ended June 30, 2003, which reflects a net loss of $6,181,900 offset by non-cash charges of $6,952,300 and a decrease in operating assets and liabilities of $87,900.

Non-cash charges consist primarily of $5,450,900 related to the cumulative effect of accounting change from our adoption of SFAS 142, $904,200 associated with the loss on the liquidation of our Canadian Subsidiary and $563,900 in depreciation and amortization expense.

The decrease in operating assets and liabilities principally relates to increases in accounts receivables and inventories of $675,400 and $694,100, respectively, offset by increases in payable and accrued expenses and other liabilities of $696,900 and $736,900, respectively.

The increase in the receivables balance is largely attributable to sales volume increases related to several international customers, primarily in Europe, who all receive credit terms to assist with the time delay in shipping products overseas. The introduction of the 75th Anniversary models as well as the launch of the Edge Success Program, in the second quarter of fiscal 2003, have led to increased sales volume for these customers.

Lower Asian sales as well as the build up of raw materials for the international release of our 75th Anniversary Majestic(R), and the purchase of printed materials for the International promotion of our Edge Success Program lead to increased inventories.

During the last two months of our fiscal year 2002 we re-adjusted our raw material stock levels which led to a significant reduction, as of our year-end, in both inventory purchases and accounts payable. As the sales volume rose in fiscal 2003, primarily in the Americas Division, we returned to more characteristic purchasing levels thus increasing our overall payable balance for the nine months ended June 30, 2003. Also impacting the payable balance were corporate insurance costs and expenses associated with the Americas Division yearly sales convention.

The increase in accrued expenses and other liabilities primarily related to the Americas Division Distributor programs and variable selling compensation expenses which increased as a result of the continued Americas revenue growth in fiscal 2003.

     Investing Activities

Capital expenditures of $135,200 represent the entire net cash used in investing activities for the nine months ended June 30, 2003. These expenditures mainly relate to tooling associated with new products, office furniture and new office computer hardware.

     Financing Activities

Net cash used in financing activities was $252,200, which included $251,200 for payment of long-term debt and $1,000 for net repayments under the credit facility.

Current working capital, together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements, including but not limited to capital expenditures and expenses associated with our research and development and sales projects. As of June 30, 2003, there was $1,391,000 outstanding on our $3,000,000 amended credit facility.

     Cash Obligations

There have been no material changes outside the ordinary course of our business with regards to cash obligations that have not been previously disclosed in our fiscal 2002 Annual Report on Form 10-K.

FUTURE ACCOUNTING REQUIREMENTS

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, we are required to adopt the provisions of FIN 46 at the beginning of the fourth quarter of fiscal 2003. The adoption of FIN 46 is not expected to have a significant effect, if any, on our financial position, results of operation, or cash flows.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect, if any, on our financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of June 30, 2003, we had $1,391,000 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the June 30, 2003 rates and assuming no changes in outstanding debt levels from June 30, 2003 levels, we would realize an increase in our annual interest expense of approximately $7,000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001 in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days, until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation and credit. All matters are pending. The Plaintiffs allege damages in excess of U.S. $21,894,000. After several hearings the court ruled in our favor and against the Plaintiffs on all counts. The Plaintiffs may seek to appeal the decision in accordance with Korean law.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 22, 2003. The only proposal considered was the election of directors. Each nominee received the following votes:

                       FOR       WITHHELD
                    ---------    --------
Robert Breadner     4,290,728         -
Thomas Davidson     4,290,728         -
Kirk Foley          4,287,726     3,002
Eric Foley          4,287,676     3,052
James Malone        4,290,728         -
John Pryor          4,290,728         -
Murray Walker       4,290,728         -
Ivan Winfield       4,290,728         -

All of the foregoing nominees were elected. There were no broker non-votes.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

  3.1    Certificate of Incorporation       Incorporated by reference from Annual Report on
                                            form 10-K for the year ended September 30, 1995

  3.2    Bylaws                             Article III, Section 2(a) amended as of April 7,
                                            2003, attached.

10.00    Material Contract                  Amendment to U.S. Bank N.A. Loan Agreement
                                            and Note, incorporated by reference from Form 10-
                                            Q for the quarter ended December 31, 2002.

 31.1    Rule 13a-14(a)/15d-14(a)           Certification Pursuant to 15 U.S.C. Section 7241
         Certification                      for James R. Malone, attached

 31.2    Rule 13a-14(a)/15d-14(a)           Certification Pursuant to 15 U.S.C. Section 7241
         Certification                      for Julie A. McGraw, attached

 32.1    Section 1350 Certification         Certification for James R. Malone Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002
                                            (18 U.S.C. Section 1350), attached

 32.2    Section 1350 Certification         Certification for Julie A. McGraw Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002
                                            (18 U.S.C. Section 1350), attached

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended June 30, 2003.

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

                                               HMI Industries Inc.
                                               ------------------
                                                   (Registrant)

Date:    August 7, 2003                     /s/ Julie A. McGraw
                                            ------------------------------------
                                               Julie A. McGraw
                                               Vice President - Chief Financial
                                               Officer