Form 10-K
period 2003-09-30
HMI INDUSTRIES INC
filed 2004-02-23
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-1202810
-----------------------------------          -----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or organization)


6000 Lombardo Center, Suite 500, Seven Hills, Ohio               44131
---------------------------------------------------      -----------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (216) 986-8008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act).   Yes _____   No __X__

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price on the OTC Bulletin Board, as of March 31, 2003 was $1,731,782.

The number of shares outstanding of the registrant's common stock was 6,745,609 as of January 31, 2004.

                       Documents Incorporated by Reference
                                      None

Index to Exhibits is found on page 36.         This report consists of 63 pages.
================================================================================

TABLE OF CONTENTS

PART I............................................................................................................2

   ITEM 1.  BUSINESS..............................................................................................2
   ITEM 2.  PROPERTIES............................................................................................9
   ITEM 3.  LEGAL PROCEEDINGS.....................................................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................10

PART II..........................................................................................................10

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
   PURCHASES OF EQUITY SECURITIES................................................................................10
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................13
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................23
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................23
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................23
   ITEM 9A.  CONTROLS AND PROCEDURES.............................................................................23

PART III.........................................................................................................23

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................................23
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................26
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................30
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................................................33

PART IV..........................................................................................................35

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................35

SIGNATURES.......................................................................................................38

PART I
(DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS

In this document, the words "HMI," "the Company," "we," "our," "ours," and "us" or any derivation thereof, refer only to HMI Industries Inc., and its direct or indirect subsidiaries and not any other person or entity.

GENERAL DEVELOPMENT OF THE BUSINESS
We are a manufacturer of high quality indoor air filtration systems whose products are sold exclusively through a worldwide direct sales channel. We provide our direct sellers an opportunity, through our quality products and educational programs, to achieve their individual objectives. Our products, a high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R), and Defender(R) (portable room air cleaner only), and our central vacuum cleaning system is sold under the trade names Vacu-Queen(R) and Majestic II(R).

Although we were known as Health-Mor Inc. until 1995, when our name was changed to HMI Industries Inc., we continue to distribute our products under the Health-Mor brand name. HMI was reorganized in 1968 in Delaware, succeeding an Illinois corporation formed originally in 1928.

From 1998 through 2002 we positioned ourselves to invest in new infrastructure and pursue additional core growth opportunities by:

     a) directing the financial turnaround of the company while increasing product awareness and brand recognition to strengthen and grow the top line,

     b)   divesting all non-core businesses,

     c)   streamlining processes and lowering costs,

     d)   successfully completing a $2,000 private offering of our common stock,

     e) creating a U.S. program to aid in the retention of Distributors and help with the development of their professional careers and independent businesses (see U.S. MARKET below for additional information),

     f) creating and developing Health-Mor at Home(TM), a direct to consumer outbound sales force designed to assist consumers in locations where Distributors are no longer located,

     g) more fully automating our assembly and distribution by moving all production areas to a new and more efficient facility in Strongsville, Ohio, as well as relocating our sales, marketing and executive personnel to our new corporate world headquarters at 6000 Lombardo Center, Seven Hills, Ohio, and

     h) obtaining approval for our manufacturing facility as both a Medical Class II facility by the Food and Drug Administration ("FDA") and as a Foreign Trade Zone. The FDA Medical Class II recognition is the medical equivalent to the ISO 9001 standards. The Foreign Trade Zone status provides dollar saving benefits on such things as duty exemption on re-exports, duty elimination on waste and scrap, no duty on rejected or defective parts, duty deferral, no duty on domestic content or value added and relief from local taxes.

During Fiscal 2003 we continued to strengthen our core business for the future by implementing our proven U.S. Edge Success Program into the international markets, and by adding additional sales leadership within our Asian and European markets to assist with the training and development of the Edge Success Program. In addition we continue to build our After-market-sales (AMS) program and improve lead generations for our network as it learns to work within the new Federal Do Not Call legislation. See the U.S. MARKETS, MARKETS OUTSIDE THE U.S., and MARKETING AND ADVERTISING sections below for additional information.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Our operations consist of a single operating segment. See Note 1 of the Notes to the Consolidated Financial Statements for further information.

NARRATIVE DESCRIPTION OF BUSINESS
Consumers have become increasingly aware of the potential health concerns posed by indoor air quality, as noted in the below quoted publications:

     >> According to the U.S. Environmental Protection Agency ("EPA"), most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. In addition, studies by the EPA consistently rank indoor air pollution among the top five environmental risks to public health.

     >>   According to the March 2003 edition of the Fort Worth Star Telegram:
          "...what many people don't know is that indoor air pollutants and allergens play a bigger role in asthma than outdoor air pollution."

     >> Health Magazine suggests two methods to help clear potentially harmful particles from our air are to "Get a good filter" and "Upgrade your vacuum."

     >> In October 2003 CertifiedAllergy.com advises "Avoid reservoirs of allergens...proper filtration is extremely important to breathe healthier air."

     >> In September 2003 John Kirkwood, President and Chief Executive Officer of the American Lung Association, stated that, "Exposure to particle pollution has been linked with deaths from heart and lung disease and with lung cancer. Particle pollution can also aggravate lung health problems such as asthma and chronic bronchitis causing those who suffer from those diseases to use more medication and visit their doctor more often."

We regard ourselves as a leader in the management of indoor air quality by offering a complete solution that keeps indoor air cleaner and safer to breathe. In his 2002 study, Dr. Peter Dingle, Doctor of Environmental Toxicology at Murdoch University states that, "Filter Queen significantly reduced symptoms in asthmatic children and reduced their need for medication." We believe that people with and without respiratory problems will notice the benefits of cleaner indoor air that can be derived from using our products.


     Products and Distribution
Our principal products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner and a portable room air cleaner that helps to remove particles, gases and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM) throughout the world.

Filter Queen(R) uses a patented multi-filtration system consisting of Cellupure(R), MEDIPure(R), and Enviropure(R) filter cones and cartridges. The Filter Queen Indoor Air Quality System(TM) is designed and proven to reduce airborne particles and allergens such as dust, smoke, pollen, mold spores, animal dander, dust mites, and harmful fibers that may lead to allergic reactions. Independent tests confirm that the Filter Queen Indoor Air Quality System(TM), when used with the above named filters and cartridges, removes 99.98% of particles at .01 micron, which is better than HEPA (high efficiency particulate arrestance technologies), the industry standard.

We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner compared with all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 USD (not in thousands). We also offer a five-year optional warranty on the portable surface cleaner. Outside the U.S. we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our distribution system consists of approximately 340 Distributors and Importers who sell our products. Our independent authorized Distributors and Importers sell our products in more than 25 countries worldwide.

Each Distributor and Importer has a defined territory in which he or she maintains the exclusive right to sell our company's products. Each Distributor and Importer sells the products to consumers through an in-home presentation given by a sales associate who, in some parts of the world, has been trained and certified by independent HMI trainers as an "Indoor Air Quality Specialist." Distributors are granted the right to market our products using the demonstration method and utilizing our trademarks. These same Distributors and Importers are responsible for providing service and replacement parts and supplies to the end-consumers in their territories, which provides them with another source of revenue and potential referral network.

U.S. MARKET. In the United States, we primarily sell our high filtration portable surface cleaner and portable room air cleaner through Distributors who sell our products to end consumers through sales associates.

To aid in the retention of Distributors and help with the development of their professional careers and independent businesses, we developed an award winning unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured multi-step program that provides business training from the earliest level of a new recruit to the most senior level of a Premier Master Distributor. The program provides incentives at each level to promote the development and retention of quality Distributors and sales associates. Personal and professional training includes: sales and recruiting seminars, a business management correspondence course, and a week-long educational and training course called the Business Management Institute ("BMI") designed in conjunction with Cleveland State University in Cleveland, Ohio. BMI addresses everything from sales techniques; lead generation; personal finances; moral, legal and ethical standards; human resource compliance issues; business ownership; and more. Every Distributor that opens a Filter Queen(R) office must attend BMI. The results prove that offices operated by BMI graduates are more successful in terms of unit sales and associate retention than those operated before the inception of the program. The reward for working your way through The Edge and selling 30,000 Filter Queen(R) units is $1 million. In May of 2003 we recognized our first millionaire at our national convention. In May of 2001 we received the distinguished Education for Life Award from the Direct Selling Association for our unique and outstanding education program, The Edge Success Program. The Direct Selling Association recognizes companies in the direct selling industry that go beyond just sales training. Other companies who received this honor in the past include Tupperware, Avon and Mary Kay.

In an effort to improve our service to end-consumers, in fiscal 2001 we created Health-Mor at Home(TM) ("HMAH"). HMAH is a revenue generating inside sales organization selling replacement parts and services to Filter Queen(R) owners throughout the United States who no longer have an authorized Distributor in their area.

The implementation of several FQ@Home Service Center businesses in late fiscal 2003 and into fiscal 2004 will serve to complement our HMAH program. FQ@Home Service Centers, focused aftermarket businesses aimed at generating repeat business, are being set-up in territories with a high concentration of customers and no Distributor. These Service Centers will provide convenient proactive in-home service for existing Filter Queen(R) customers.

MARKETS OUTSIDE THE U.S. Success in exporting has occurred for us mostly in the last twenty years. To sell our products in a foreign market, we usually engage the services of a single Importer to represent our products in each country. We have less contact with the direct sales networks employed by Importers because we have fewer field staff outside the U.S. to support such sales networks. Since each country poses its own unique set of challenges (among others, currency fluctuations, differing political and economic systems, unique business and legal environments, inconsistent duty and tax requirements and even civil unrest and war), it can be very difficult to penetrate a new market without the help of an individual from that market. As a consequence, we are dependent on our Importers to address those challenges.

In fiscal 2002 a reorganization of the management for our international market resulted in the planned introduction of the most successful U.S. programs. For example in fiscal 2003, The Edge Success Program, BMI, the "System" selling strategy, and the new power nozzle (formally sold only as an option) were introduced, with great anticipation, to some of our largest foreign markets in parts of Asia, Europe and the Middle East.

     Marketing and Advertising
Traditionally, we have relied on our Distributors to market and sell our products to consumers. A portion of the sales of our products by our Distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end-consumers who purchase these products. Regulatory efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. In October 2003 the National Do Not Call registry became active, limiting the number of potential consumers reachable by telephone. There can be no assurance that such regulations will not further restrict telemarketing, and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the Distributors have been developing alternative methods to generate leads for in-home demonstrations. We have assisted our Distributors by creating a National Exhibit Booth Program that encourages Distributors to participate in local exhibits, tradeshows, home shows, shopping malls and fairs. As part of this program we developed a National Sweepstakes Program titled

"Live Better Sweepstakes." The Sweepstakes winner will take home a vehicle valued at $25 or $25 in cash. To promote the sweepstakes program, we created a portable display booth containing banners, product display pedestals, entry forms, drop boxes, posters and a "smoke machine" which demonstrates the air cleaning ability of the Defender(R). The entry forms contain a signature line that allows Distributors to contact the customer by telephone for the duration of the contest period. In addition, this program promotes brand awareness in the Distributor community.

In October 2003 we launched a national direct mail lead generation program offering consumers the chance to win prizes and an opportunity to view a Filter Queen(R) presentation. We are sponsoring the Grand Prize of $10 and the second through fourth prizes. The Distributor is responsible for the fifth and sixth place prizes. When the customer calls, the Distributor sets an appointment to verify the winning card, delivers the prize, and has the opportunity to make a presentation of the Filter Queen Indoor Air Quality System(TM).

Furthermore, in fiscal 2002 we developed an alliance, which we continue today, with a medical doctor to write a book on the dangers of indoor air pollution. In his book, Every Breath You Take, Dr. Bill Loughridge explains how to reduce the negative affects of indoor air pollution. In the "solutions" section of the book, Dr. Loughridge recommends Filter Queen(R) as the best cleaning system to help maintain a healthy environment. The book was published in May 2002 and is available through Ingram Books or HMAH. Filter Queen(R) Distributors have purchased the book to educate their sales associates and consumers. Many Distributors give the book away free just for seeing a demonstration. To date nearly six thousand books have been distributed.

     Raw Material
We assemble finished units from parts purchased from various suppliers. The raw materials used by our manufacturing operations are purchased from a number of suppliers and substantially all such materials are readily available.

     Patents and Trademarks
We have numerous United States and foreign patents, patent and trademark applications, registered trademarks, and trade names that are used in our business. We generally own the trademarks under which our products are marketed and have registered our trademarks and will continue to register and protect them as they are developed or acquired. Trademarks are registered for varying finite periods but are usually renewable for an unlimited number of periods so long as they are still in use. Patents are registered for finite periods and are not renewable. In the case of trademarks used which are owned by others, we have entered into long-term license agreements to use the trademarks. We also believe that certain of the trademarks and trade names are of material importance to the businesses/products to which they relate and may be of material importance to our company as a whole. Although protection of our patents and related technologies are important components of our business strategy, none of the individual patents is believed to be material to our company. The remaining duration of the patents and trademarks varies.

     Seasonality
Historically we experience lower product sales in our fiscal fourth quarter, as compared to the first three fiscal quarters, resulting from fluctuations in our European product sales as the European importers adjust their inventory volumes in July/August for the standard European holiday month of August. European net product sales approximated 11.8%, 14.6%, and 19.8% for the fiscal fourth quarters in 2003, 2002, and 2001, respectively, as compared to the average of the first three fiscal quarters in 2003, 2002, and 2001 of 20.5%, 19.0%, and 23.2%, respectively.

     Major Customers and Dependence on Independent Distributors
We are subject to risks specific to the individual customers with whom we do business. In fiscal 2003 no individual customer accounted for more than 10% of our product sales. In fiscal 2002 one international customer accounted for more than 10% of our product sales. This international customers product sales were 11.9% of our total product sales. In fiscal 2001 three international customers accounted for more than 10% each of our product sales with individual sales of 13.1%, 11.2%, and 10.2% of total product sales.

Our revenues, and the stability of such revenues, are dependent on our relationships with third-party distributors and their sales persons and their level of satisfaction with our products and us. The Distributors and Importers are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with Distributors and Importers will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the Distributors and Importers will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our financial condition and results of operations.

In addition, our business could be adversely affected by a variety of uncontrollable and changing factors, including but not limited to: difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; recessions in economies where our products are sold; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; and changes in United States and foreign countries laws and policies affecting trade.

     Backlog
We operate monthly with a minimal backlog (backlog at September 30, 2003, 2002, and 2001 was $-0-, $6, and $-0-, respectively).

     Competition
We experience strong competition in the sale of our high filtration portable surface cleaners, central vacuum systems, and portable room air cleaners. Not only do we compete for consumer sales but also for Distributors and Importers to sell our products. Participants in the vacuum and indoor air cleaner industries compete primarily on price, quality, brand name recognition, product availability, and product performance, including the perceived amount of particles removed by a vacuum cleaner or air filter. Economy or disposable vacuums and indoor air filters are sold through a variety of channels including department stores, discount houses, appliance stores, and catalogs, generally at substantially lower prices than our products. According to the latest survey from the Vacuum Dealers Trade Association, 75% of vacuum sales were through retail store outlets while direct-selling companies like HMI sold 25%. We believe that our high filtration portable surface cleaner is superior to other vacuum cleaners because of its outstanding performance and warranty, as described in greater detail above under "Products and Distribution."

Our high filtration portable surface cleaner (The Majestic(R)) and central vacuum system (Vacu-Queen(R)) compete with many significant vacuum cleaner manufacturers and with regional and private label manufacturers, including other direct selling companies, such as Rainbow, Tristar, Kirby, Miracle Mate, Electrolux, and Water-Matic, and companies that sell through retail outlets such as Miele, Eureka, Hoover, Kenmore, and Royal. We also manufacture and distribute a portable room air cleaner (The Defender(R)) recognized as a Class II Medical Device by the FDA. There are basically two types of air cleaners. The Defender(R) is a mechanical filter that forces dirty air through a series of filters releasing only cleaner, fresher air. The second type is an electrostatic precipitator that emits an electronic charge into the air. Many electronic filters also produce ozone, a proven respiratory irritant.

The portable room air cleaner market is primarily a retail and catalog business. HMI's Defender(R) competes directly with air cleaners like: Alpine, Honeywell, Bionaire, Hunter, Holmes, Hoover, and Sharper Image. The October 2003 issue of Consumer Reports states that, "Air cleaners like these are a type of electronic precipitator: They impart an electrical charge to particles that stick to oppositely charged collectors. Sharper Image, Honeywell, and Hoover precipitators are quiet and cost little to run. However, our tests show that they are not effective." Many of our competitors have greater financial, marketing, and manufacturing resources and better brand name recognition than us, and sell their products through broader and more extensive distribution channels. According to a recent U.S. Air Cleaner Market Report, published by Riedel Marketing, nearly 70% of air cleaner owners purchased through traditional retail establishments while just 5% of those who own an air cleaner purchased from a salesperson that came to their home.

     Research and Development
Our ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. In fiscal year 2003, 2002, and 2001, we invested $74, $273, and $351, respectively, in new product development. We anticipate expending $55 on the redesigning of products in fiscal year 2004.

     Environmental
To our knowledge, we are in compliance with all applicable Federal, State, and local laws relating to the protection of the environment.

While we anticipate no current expenses for environmental issues, there can be no assurance that we will not receive claims for environmental conditions in the future, nor any assurance that any such claims, if received, would not have a material adverse impact on our financial condition and results of operations.

     Employees
We employed 115 full-time and 14 part-time employees at January 31, 2004. None of our employees are parties to a collective bargaining agreement, and we believe our relationships with all our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Sales to international customers represented 35.8%, 43.1%, and 49.7% of net product sales for the years ending September 30, 2003, 2002, and 2001, respectively.

AVAILABLE INFORMATION
Our principal executive offices are located at 6000 Lombardo Center, Suite 500, Seven Hills, Ohio 44131, and its telephone number is (216) 986-8008.

We regularly file reports with the Securities Exchange Commission (SEC). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at http://www.sec.gov.

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.filterqueen.com. These reports are provided through our website as soon as reasonably practicable after we file or furnish these reports with the SEC.

ITEM 2.  PROPERTIES

The following table sets forth the location, character, and size (in thousands of square feet) of the real estate we used in our operations at January 31, 2004:

                                                                                                              Square
Location                                  Character                                                            Feet
--------------------------------------    -------------------------------------------------------------      --------

  United States of America~
    Strongsville, Ohio                    Leased office, manufacturing, and warehouse space                     73.0

    Seven Hills, Ohio                     Leased office space                                                   15.7


ITEM 3.  LEGAL PROCEEDINGS

Bliss Technologies, Inc. ("Bliss"), the company formed from the 1998 sale of the subsidiary of HMI, filed for bankruptcy in January 2000 in the United States Bankruptcy Court, Eastern District of Michigan. In a separate action filed in 2002, the Official Committee of Unsecured Creditors of Bliss alleges a fraudulent conveyance claim against us asserting that the sale of Bliss in 1998 was a fraudulent transfer insofar as we received more for Bliss than it was worth and that Bliss was insolvent from its inception. Former directors of Bliss, Mark Kirk and Carl Young, are also named as defendants in the action. Claims pending against them allege that in their capacity as Bliss directors they breached fiduciary duties to Bliss creditors. The complaint seeks damages in an unspecified sum. The claims against us and the claims against Mr. Kirk and Mr. Young are being vigorously defended. We believe that we will resolve this matter in a manner that will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001, in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio, on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days, until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities, and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure, and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation, and credit. All matters are pending. The Plaintiffs originally alleged damages in excess of U.S. $21,894. After several hearings the court ruled in our favor and against the Plaintiffs on all counts. We have been notified that the Plaintiffs have appealed this decision in accordance with Korean law. We believe that we will resolve this matter in a manner that will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Claims arising in the ordinary course of business are also pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2003, and 2002, were accruals of $15 and $15, respectively, relating to various claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB". As of January 31, 2004, there were 222 stockholders of record.

A summary of the quarterly high and low bid price of our common stock on the OTC Bulletin Board for the years ended September 30, 2003, and 2002, are as follows:

2003
                       High [1]                 Low [1]
                     --------------          --------------
        1st Quarter  $ 0.70                  $ 0.18
        2nd Quarter  $ 0.65                  $ 0.41
        3rd Quarter  $ 0.65                  $ 0.51
        4th Quarter  $ 1.05                  $ 0.55

2002
                        High [1]                Low [1]
                     ---------------          -------------
        1st Quarter  $ 1.01                   $ 0.70
        2nd Quarter  $ 0.80                   $ 0.51
        3rd Quarter  $ 0.83                   $ 0.58
        4th Quarter  $ 0.65                   $ 0.46


[1] The bid price for our common stock was received from Nasdaq Trading & Market Services. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower, or omit the dividend in any quarter. No dividends were declared in 2003 or 2002 as the credit agreement with our lender presently prohibits us from declaring or paying any dividends.


Securities Authorized for Issuance Under Equity Compensation Plans. Information about HMI equity compensation plans at September 30, 2003, was as follows (shares in thousands):

                                                                                                Number of shares
                                               Number of shares to                             remaining available
                                                  be issued upon        Weighted average       for future issuance
                                                   exercise of          exercise price of         under equity
         Plan Category                         outstanding options     outstanding options     compensation plans
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders (a)                                             1,024                  $1.21                        -  (b)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
shareholders (c)                                               135                  $5.91                        -
-------------------------------------------------------------------------------------------------------------------
Total                                                        1,159                  $1.76                        -


(a) These options were issued under the 1992 Omnibus Long-Term Compensation Plan. See "Notes to Consolidated Financial Statements, Note 5 - Long-Term Compensation Plan."

(b) The 1992 Omnibus Long-Term Compensation Plan (the "Plan") does not contain any restriction on the number of shares that can be issued pursuant to an award under the Plan except for Incentive Stock Options ("ISO"), which are limited to 2,500 shares, as adjusted for stock splits. No new ISO grants may be made under the Plan because the Plan was adopted more than ten years ago. Regulations of the Internal Revenue Service which determine whether or not on option is an ISO require that the Plan under which an ISO is granted must have been adopted within the prior ten years. The number of shares available for grant each year is equal to 5% of the Company's outstanding Common Stock on December 31 of the prior year. To the extent that the number of awards in any year is less than 5%, this unused amount may be carried over to future years. Awards which have lapsed or been forfeited may also be reissued in future years. The maximum number of awards that can be made in any year, including carryovers and lapsed and forfeited awards, is equal to 10% of the Company's outstanding Common Stock on December 31 of the prior year.

(c) Awards of non-qualified stock options were made to two outside consultants in connection with their services to HMI. The option price was the fair market value on the date of grant. One option for 100 shares expires ten years from the date of grant (2006), while the other option for 35 shares expires five years from the date of grant (2005).

ITEM 6.  SELECTED FINANCIAL DATA

In thousands except per share amounts, stock prices and ratios

                                                   2003           2002            2001           2000            1999
                                               -----------     ----------      ---------      ----------      ---------
Net product sales                              $    34,539      $ 37,113        $  32,536      $  34,621       $    36,927
Cost of product sold and SG&A expenses         $ 36,047(0)      $ 36,080        $  32,755      $  33,515       $    38,447
Loss on impairment of asset                    $  1,613(1)      $      -        $       -      $       -       $     2,665
Other (income) expense, net                    $     (105)      $    430        $     287      $     (6)       $      (60)
(Loss) income from continuing operations
  before taxes and cumulative effect of
  accounting change                            $   (3,016)      $    603        $   (506)      $   1,112       $   (4,125)
(Loss) income margin from continuing
  operations before taxes and cumulative
  effect of accounting change                       (8.7%)          1.6%           (1.6%)           3.2%           (11.2%)
Provision (benefit) for income taxes           $  4,056(2)      $    265        $   (593)      $   (353)       $       116
Income tax rate                                   (134.5%)         43.9%           117.2%        (31.7%)            (2.8%)
(Loss) income from continuing operations
   before cumulative effect of accounting
   change                                      $   (7,072)      $    338        $      87      $   1,465       $   (4,241)
(Loss) income margin from continuing
  operations before cumulative effect of
  accounting change                                (20.5%)          0.9%             0.3%           4.2%           (11.4%)
Cumulative effect of accounting change         $(5,451)(3)      $      -        $       -      $       -       $         -
Gain (loss) on disposals                       $         -      $      -        $       -      $     425       $     (375)
Net (loss) income                              $  (12,523)      $    338        $      87      $   1,890       $   (4,616)
Net (loss) income margin                           (36.3%)          0.9%             0.3%           5.5%           (12.4%)

Per Share Data - Basic and Diluted:
(Loss) income from continuing operations
   before cumulative effect of
   accounting change                           $    (1.05)      $   0.05        $    0.01      $    0.24       $    (0.81)
Cumulative effect of accounting change         $    (0.81)      $      -        $       -      $       -       $         -
Gain (loss) on disposals                       $         -      $      -        $       -      $    0.07       $    (0.07)
Net (loss) income                              $    (1.86)      $   0.05        $    0.01      $    0.31       $    (0.88)

Weighted Average Number of Common
  Shares Outstanding:
   Basic                                             6,744         6,719            6,691          6,113             5,263
   Diluted                                           6,744         6,719            6,724          6,140             5,263

Total Assets                                   $    10,766      $ 21,456        $  21,241      $  20,843       $    17,465
Long-Term Debt                                 $        11      $     33        $      75      $      71       $         -
Stockholders' Equity                           $     3,256      $ 14,871        $  14,543      $  14,394       $    10,326
Working Capital                                $       598      $  1,947        $   1,923      $   3,913       $       612

Ratio of Current Assets to Current
  Liabilities                                         1.08          1.30             1.29           1.61              1.09
Percent of Earnings on Average
  Stockholders' Equity                            (138.2%)          2.3%             0.6%          15.3%           (37.8%)
Stock High(a)                                       1 1/20         1 1/5          1 11/16           1 3/4            2 1/4
Stock Low(a)                                         13/50         25/49            11/16            1/2                 1


(0) This amount includes a $905 write-off, recorded during the second quarter, relating to cumulative translation adjustments associated with the liquidation of our Canadian subsidiary. In addition it includes a $300 reserve for obsolete inventory associated with impaired tooling. See Note 1 for further information.

(1) During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets approximating $1,613. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,613 as of September 30, 2003.

(2) In the fourth quarter of fiscal 2003, we concluded that a full valuation allowance for our deferred tax assets was required. Accordingly, we recorded a non-cash charge in the fourth quarter of fiscal 2003 of $4,975 to increase our valuation allowance for our deferred tax assets. See Note 6 for further information.

(3) As of October 1, 2002, a full impairment of the goodwill recorded on HMI's books was recorded through a non-cash charge of $5,451. Such charge is non-operational in nature. See Note 1 for further information.

(a)Represents closing price of stock

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

     Allowance for Doubtful Accounts
At September 30, 2003, our bad debt reserve was $194. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Quarterly, we evaluate the collectability of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment, and our historical experience, including payment patterns. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on our future operating results.

     Sales Return and Allowance
We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. If future returns do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

     Excess and Obsolescence Reserves
Quarterly we evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate their market value or net sales value based on current trends. An allowance is created for those items having a net sales value less than cost. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

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

During the first quarter of fiscal 2003 we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Management does not believe that the market value of common stock fairly reflects the value of HMI, because of, among other things, the absence of liquidity, and the absence of analyst coverage. Accordingly, the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002, but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies, and a discounted cash flow methodology. Based on the assumptions used in any of the three valuations referred to above and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, for accounting purposes we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI.

During the second quarter of fiscal 2003 we completed our initial impairment test for October 1, 2002, resulting in a full impairment of the goodwill recorded on HMI's books through a non-cash charge of $5,451. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Statements of Operations.

     Valuation of Long-Lived Assets
As of the beginning of fiscal 2003 we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this accounting standard did not have a material impact on our operating results and financial position. We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

During the fourth quarter of fiscal 2003 we performed an analysis on the potential impairment on certain tooling assets approximating $1,613. Based upon our analysis, we concluded that the tooling assets were fully impaired as of September 30, 2003; this conclusion was based upon the held and used model which includes significant assumptions regarding future cash flows and utilizes a model of weighted probability cash flow projections over the estimated life of the product. Scrap value for these assets was determined to be nominal; accordingly a $1,613 impairment of this asset was recorded as of September 30, 2003, to write the assets down to their net realizable value. Different assumptions or different weightings of the projected cash flows could significantly impact our conclusion concerning the impairment of such assets.

     Income Taxes
In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent three fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our business.

Periodically, and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2003, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is required against the net U.S. deferred tax assets at September 30, 2003. Accordingly, based upon our best estimate, we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $4,975 to increase our valuation allowance for our deferred tax assets.

The valuation allowance will be subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. A sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

     Warranty Reserves
Our policy is to record a provision for the expected cost of warranty-related claims at the time of the sale and adjust the provision to reflect actual experience quarterly. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring our obligations under the warranty plans. Historically, the cost of fulfilling our warranty obligations has principally involved replacements parts, labor and sometimes travel. Our estimates are based on historical experience, the number of units involved, and the extent of features/components included in product models. If future returns and warranty settlements do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

RESULTS OF OPERATIONS - 2003 COMPARED WITH 2002
NET PRODUCT SALES- Net product sales of $34,539 for the year ended September 30, 2003, were $2,574 or 6.9% lower when compared to the prior year sales of $37,113. The decrease in sales was primarily attributable to reduced international sales, largely Asia, and the cessation of the National Advertising Campaign ("NAC"), offset by increased revenues in the Americas distributor network of $2,466.

The largest decline in Asia was principally attributable to lower sales to Japan. Our Japanese importer has struggled all year to realign his inventory levels in anticipation of the launch of our 75th Anniversary Majestic(R) (our portable surface cleaner), which is currently planned to occur in Japan in fiscal 2004. The reduced sales to Japan also reflect Defender(R) (our portable room air cleaner) sales that were made in the prior year with the intent of selling them with the Majestic(R) as a system similar to how our products are marketed in the U.S.; however, this program was not as successful as anticipated, resulting in lower Defender(R) sales while the importer sells through this inventory. To assist Japan with their continued inventory realignment as well as the development and execution of training and sales programs, we created a new sales position within HMI that will provide experienced dedicated sales support to this region.

The NAC, a thirty-minute television infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads, and open new territories. In August 2002 we stopped broadcasting the infomercial as anticipated profits for this program were not being achieved, and the infomercial had exceeded the industry standard expected life cycle of twelve months. NAC sales accounted for $1,495 of total revenue in fiscal 2002.

The increase in the Americas distribution network was due to the growth of several of our key master distributors who have grown their business through effective recruiting, retention, and the opening of new offices.

Net product sales were not materially impacted by changing prices.

GROSS MARGIN- The gross margin for the year ended September 30, 2003, was $13,514 or 39.1% of sales as compared to $15,815 or 42.6% of sales in 2002, a decrease of $2,301. Approximately $1,256 of the decrease in gross margin was associated with the cessation of the NAC. Unfavorable volume variance due to lower international sales, increased Defender(R) warranty costs largely associated with certain international markets that utilize peak demand electricity transmission and control systems, and an additional charge related to obsolete inventory associated with impaired tooling comprised the remaining difference of which the unfavorable international sales volume variance was the largest.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")- SG&A expenses of $14,117 for the year ended September 30, 2003, were favorable to fiscal 2002 expenses of $14,782 by $665. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned NAC of approximately $2,334, costs associated with the Form 13D that was filed by a group led by our current Chairman, Kirk W. Foley, with the Securities and Exchange Commission in the prior year of $435, and reduced outside consulting expenses of

$235. These decreases were partially offset by increased costs of $1,223 associated with the training, development, and retention of our Americas and International networks as well as expenses approximating $871 associated with certain growth initiatives in the Americas division.

LOSS ON IMPAIRMENT OF ASSET- During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets approximating $1,613. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,613 as of September 30, 2003, as the scrap value for these assets was determined to be nominal.

LOSS ON LIQUIDATION OF SUBSIDIARY- During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $905 for cumulative translation adjustments associated with this subsidiary.

INTEREST EXPENSE- Interest expense for fiscal year 2003 was $53 or $33 lower than the fiscal 2002 balance of $86 due primarily to lower interest expense associated with our line of credit whose balance was on average lower than the prior year. It was also impacted by reduced interest expense on our capital lease obligations which reflects lower outstanding balances as compared with those in fiscal 2002.

OTHER (INCOME) EXPENSE, NET- The increase of $502 in other (income) expense, net, from $344 of expense in fiscal 2002 to $158 of income for the year ended September 30, 2003, largely resulted from the absence of goodwill amortization associated with the adoption of SFAS No. 142 (see Note 1 to the Consolidated Financial Statements).

INCOME TAXES- The effective income tax rate for the year ended September 30, 2003, was (134.5%) compared to 43.9% in fiscal 2002. This difference was driven by the recording of a non-cash charge in the fourth quarter of fiscal 2003 of $4,975 against the net domestic deferred tax assets in the current year and the elimination of certain non-deductible accounting charges resulting from our adoption of SFAS 142; it was also impacted by the non-deductible loss from the second quarter liquidation of our Canadian subsidiary. See Note 6 to the Consolidated Financial Statements for further information related to the non-cash charge.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE- On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill (See Note 1 to the Consolidated Financial Statements). There was no tax effect related to this item, as this charge is a permanent difference for income tax purposes.

INFLATION AND PRICING- While inflation or changing prices have not had, and we do not expect them to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation or changing prices in the future.

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001
NET PRODUCT SALES- Net product sales of $37,113 for the year ended September 30, 2002, were $4,577 or 14.1% higher when compared to the prior year sales of $32,536. The increase in sales was primarily attributable to increased revenues in the Americas and Asia offset by decreased sales in Canada and Europe. The Americas, backed by a stronger distribution network and our National Advertising Campaign ("NAC"), was the largest contributor to this sales increase.

The opening of additional offices by several key Distributors within our existing Americas' network, as well as the switch of Distributors from a competitor in the second quarter of fiscal 2001, led to increased Majestic(R) (portable floor care cleaner) and Defender(R) (portable air room cleaner) sales in the Americas. Further contributing to the Americas revenue growth were sales from the NAC and Health-Mor at Home(TM). The NAC, a thirty-minute infomercial which began airing in July 2001, was designed to increase brand awareness, generate sales leads, and open new territories. In August 2002, we stopped broadcasting the infomercial as anticipated profits for this program were not being met, and the infomercial had exceeded the industry standard expected life cycle of twelve months. Health-Mor at Home(TM) created in October 2001 is a direct to consumer outbound sales force designed to assist consumers in locations where Distributors are no longer located.

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

The sales decline in Europe was primarily due to lower sales to Portugal and Belgium of which Portugal was the largest. Due to the relocation of some of Portugal's best Distributors to Brazil and the closing of non-performing offices, the distribution network in Portugal was going through a period of reorganization.

Net product sales were not materially impacted by changing prices.


GROSS MARGIN- The gross margin for the year ended September 30, 2002, was $15,815 or 42.6% of sales as compared to $13,166 or 40.5% of sales in 2001. This increase in the gross margin of $2,649 was principally attributable to the higher sales volume and improved product mix, in part driven by a higher proportion of Defender(R) versus Majestic(R) sales, over the prior year, partially offset by unfavorable plant spending largely associated with increased salaries and depreciation.

SELLING, GENERAL, AND ADMINISTRATIVE- SG&A expenses for the year ended September 30, 2002, of $14,782 were unfavorable to the fiscal 2001 expenses of $13,385 by $1,397. The increase in SG&A expenses was largely attributable to the $1,382 of expenses associated with our aforementioned NAC initiative and non-recurring expenses of $435 relating to the Schedule 13D that was filed with the Securities Exchange Commission on October 19, 2001, and later amended on December 24, 2001. Increased sales commissions and certain accrued benefit expenses, which followed the increased level of sales and earnings, also impacted it. Offsetting these increases were reduced professional fees of $346 relating to non-recurring expenses, incurred during fiscal 2001 associated with the evaluation of potential growth opportunities, as well as the costs associated with certain career development programs and activities and reduced outside consulting.

INTEREST EXPENSE- Interest expense for fiscal year 2002 was $86 or $15 lower than the fiscal 2001 balance of $101 primarily due to lower interest rates associated with our credit facility as compared with those in 2001.

OTHER EXPENSE (INCOME)- The increase in other expense (income), net, from $186 in fiscal 2001 to $344 for the year ended September 30, 2002, primarily resulted from a franchise tax refund received in 2001 from a former legally dissolved subsidiary as well as a decrease of other income associated with the cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES- The effective income tax rate for the year ended September 30, 2002, was 43.9% compared to 117.2% in fiscal 2001. This difference was driven by the increase in pre-tax earnings and the absence of significant permanent differences in fiscal 2002. In addition, prior year provisions were impacted by IRS settlements and valuation allowance adjustments that were not required in this fiscal tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities provided net cash of $954 for the year ended September 30, 2003, which reflects a net loss of $12,523 offset by non-cash charges of $12,742 and an increase in operating assets and liabilities of $735.

Non-cash charges consist primarily of $5,451 related to the cumulative effect of accounting change from our adoption of SFAS 142, $4,026 largely related to the increase in our valuation allowance for our deferred tax assets, $1,613 associated with the impairment of certain tools and molds, $905 associated with the loss on the liquidation of our Canadian Subsidiary, and $744 in depreciation and amortization expense.

The increase in operating assets and liabilities principally relates to increases in accrued expenses and other liabilities of $1,050, offset by increased inventories of $518 and accounts payable of $186. The increase in accrued expenses and other liabilities primarily related to the Americas Division Distributor career development programs.

Both finished goods and raw materials were driving factors in the increase in inventories. Increases in safety stock, primarily demo supplies, and lower than anticipated sales in our international markets accounted for the increase in finished goods. Lower international sales in our third and fourth quarters as well as the purchase of printed materials for the international promotion of our Edge Success Program lead to increased raw materials. This increase was offset by a $300 increase in the obsolescence reserve for raw materials associated with impaired tooling assets.

INVESTING ACTIVITIES- Capital expenditures of $176 represent the entire net cash used in investing activities for the year ended September 30, 2003. These expenditures mainly relate to tooling associated with new products, office furniture, and new office computer hardware.

FINANCING ACTIVITIES- Net cash used in financing activities was $311, which included $302 for payment of long-term debt and $9 for net repayments under the credit facility.

Current working capital together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements including, but not limited to, debt service, capital expenditures and expenses associated with our research and development and sales projects, through September 30, 2004. At such time we anticipate the extension of our existing line of credit or the obtainment of a new credit facility; however, there can be no assurances that such credit will be available to us or if available grant as favorable terms as our current facility.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, restrict paying dividends, maintain a minimum net worth, and limit the ability for capital expenditures. As of September 30, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility.

On February 20, 2004 an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility has an expiration date of October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

As of January 31, 2004, there was $1,738 borrowed on the $3,000 credit facility.

CASH OBLIGATIONS- Set forth below, in tabular form, is information as of September 30, 2003, for the periods indicated concerning our obligations and commitments to make future payments under long-term obligations:

                                  Total          2004          2005          2006          2007         2008
                               -----------   -----------    ----------    ----------    ---------    ----------
       Line of credit             $ 1,383       $ 1,383         $   -         $   -         $  -          $  -
       Long-term debt             $    33       $    22         $  11         $   -         $  -          $  -
       Operating leases           $ 1,176       $   859         $ 267         $  43         $  4          $  3
                               ----------    ----------     ---------     ---------     --------     ---------
                        Total     $ 2,592       $ 2,264         $ 278         $  43         $  4          $  3
                               ==========    ==========     =========     =========     ========     =========


Our line of credit is solely related to our credit facility as described above. Long-term debt of $33 consists entirely of capital leases for certain plant equipment which will be fully paid by March 2005. Rent associated with our manufacturing and corporate office buildings as well as monthly obligations for various office equipment, primarily a phone system and copiers, largely comprise our operating leases. These leases expire on various dates through 2008.

FUTURE ACCOUNTING REQUIREMENTS
FASB Interpretation No. 46, Consideration of Variable Interest Entities (FIN No.
46): This statement was issued in January 2003 and requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN No. 46 at the end of the first quarter of fiscal 2004, in accordance with the FASB Staff Position 46-R which delayed the effective date of FIN No. 46 for those arrangements. We are in the process of determining the effect, if any, the adoption of FIN No. 46-R will have on our financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150): This statement, issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 has been deferred indefinitely related to certain measurement and disclosure components of the standard; however, certain disclosure provisions are still required if applicable to us. The final adoption of SFAS No. 150 is not expected to have a significant impact, if any, on our financial statements; however, a formal assessment will be performed.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Net Product Sales" regarding our ability to influence the Japan network through training and development programs and "Liquidity" regarding anticipated cash requirements and the adequacy of our current ability to meet those requirements. Such forward-looking statements are subject to uncertainties such as difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; dependency on key personnel and the ability to retain them; recessions in economies where we sell our products; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; changes in United States and foreign countries laws and policies affecting trade; anticipated sales trends; the ability to attract and retain Distributors and Importers; improved lead generation and recruiting; and the ability to obtain financing for the end consumer through consumer financing companies, including VCL. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of September 30, 2003, we had $1,383 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the September 30, 2003, rates and assuming no changes in outstanding debt levels from the September 30, 2003, levels, we would realize an increase in our annual interest expense of approximately $7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as of the end of the reporting period prior to the filing of this Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective at a reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS

No significant changes were made to our internal controls or other factors that could significantly affect these controls during the last fiscal quarter of their evaluation referenced in paragraph (A) above.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS
Robert Breadner, age 48, is a private investor. He was President and Chief Executive Officer of Breadner Trailer Sales Ltd., a distributor of transport trailers for the trucking industry, for over five years until the sale of the company in 2001.

Kirk W. Foley, age 61, became a director in 2002 and Chairman of the Board in 2004. Mr. Foley has been the Chairman and Chief Executive Officer of Tube Fab Ltd., a company that shapes, bends, and machines metal tubing since 1997. From 1989 to 1997 Mr. Foley served as Chairman or President and as Chief Executive Officer of the Company. He also served as a director of the Company from 1988 to 1997. He is the father of Wesley Eric Foley, a director of the Company.

Wesley Eric Foley, age 34, became a director in 2003. He has been director of sales and marketing for Tube Fab Ltd., a company that shapes, bends, and machines metal tubing since 2000. From 1993 to 2000 he held several international sales and marketing positions with the Company. He is the son of Kirk W. Foley, Chairman of the Board and a director of the Company.

John A. Pryor, age 60, became a director in 2001. He has served as President and Chief Operating Officer of the Company since 2001. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company. From 1992 to 2001, he was President of Pryor and Associates, which provides consulting services to the food service industry.

Murray Walker, age 54, became a director in 1998. He has been President of Isetan Management Ltd., a private investment company, since 1988. He has been Chairman of Simcoe Coach Lines Ltd., a school and charter bus service company, since 2001 and served as President of Simcoe from 1989 to 2001.

Ivan J. Winfield, age 69, became a director in 1995. He is an independent business and financial consultant and since 1995 also has been an Associate Professor at Baldwin-Wallace College in Berea, Ohio. Mr. Winfield was a partner of Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers (the Company's auditors) from 1970 to 1994. Mr. Winfield is a director of Boykin Lodging Company and Rainbow Rentals, Inc.

EXECUTIVE OFFICERS

Name                              Age               Position and Terms of Service as Officer
----------------------------    --------    -------------------------------------------------------
Kirk W. Foley                     61        Chairman (1)
John A. Pryor                     60        President and Chief Operating Officer (2)
Julie A. McGraw                   39        Vice President, Chief Financial Officer, Treasurer and
                                            Assistant Secretary (3)
Joseph Najm                       45        Vice President-Operations (4)
Daniel J. Duggan                  43        Vice President (5)
Darrell Weeter                    47        Vice President (6)
John S. Meany, Jr.                57        Vice President and Secretary (7)

     1) Mr. Foley was elected Chairman in 2004. He also serves as Chairman and Chief Executive Officer of Tube Fab Ltd., a company that shapes, bends, and machines metal tubing since 1997.

     2) Mr. Pryor was elected President and Chief Operating Officer in 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

     3) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She served as Corporate Controller from 1998 to 2001 and as Assistant Corporate Controller from 1996 until 1998.

     4) Mr. Najm was elected Vice President-Operations in March 1999. He previously was employed by the Kirby Company as Vice
          President-Manufacturing from 1995 to 1999. The Kirby Company is a manufacturer of vacuum cleaners.

     5) Mr. Duggan has served in various executive capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

     6) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000 and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a Distributor of products manufactured by the Company, since 1985. (See Item 13 "Certain Relationships and Related Transactions")

     7) Mr. Meany was elected Vice President in March 2002 and also has served as Corporate Secretary since 1995. He was an attorney in private practice from 1991 to 2002.

AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined that one of the Audit Committee members, Ivan J. Winfield, is a "financial expert" as defined in Regulation S-K 401(h) adopted under the Securities Exchange Act of 1934, as amended and deemed "independent" in accordance with that term used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, based upon the definition of independence contained in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers

IDENTIFICATION OF THE AUDIT COMMITTEE
Two members of our Board of Directors, Mr. Murray Walker and Mr. Ivan Winfield, currently serve on our Audit Committee established in accordance with Section 3
(a)(58)(A) of the Exchange Act. A third member resigned from the Audit Committee effective February 3, 2004.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires that our directors, officers, and owners of more than 10% of our common stock file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission and to furnish us with a copy of all such reports that they file. Specific due dates have been established and we are required to disclose any failure to file the reports by the due dates. Based solely on a review of its files, we believe that all of our directors, executive officers, and 10% shareholders complied with all filing requirements applicable to them with respect to transactions occurring during the fiscal year ended September 30, 2003.

CODE OF ETHICS
We have adopted a code of ethics for all our employees including our senior financial officers that comprise the Principal Executive Officer, the Chief Financial Officer, and other members of our financial leadership team. This Code of Ethics has been provided as an exhibit to this report (Exhibit 14). This Code of Ethics is also available on our website at www.filterqueen.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of our Code of Ethics by posting such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION (NOT IN THOUSANDS)

SUMMARY COMPENSATION TABLE

                                                                                          Long Term              All Other
                                                  Annual Compensation              Compensation Awards (4)     Compensation
                                         ---------------------------------------   -----------------------     ------------

                                                                 Other Annual
                                                                 Compensation    Restricted        Stock
Name and Principal Position      Year   Salary (1)   Bonus (2)      ($) (3)      Stock ($)    Options (#) (5)
---------------------------      ----   ----------   ---------      -------      ----------   ---------------
John A. Pryor (9)                2003    $240,254    $51,639       -              -            -                 $6,591 (10)
President                        2002    $227,559    $79,174       -              -            -                 $5,784 (10)
                                 2001    $13,641     -             -              -            150,000           $1,608 (10)

Joseph L. Najm  (11)             2003    $149,368    $26,197       -              -            -                 $4,226 (10)
Vice President-Operations        2002    $143,825    $56,846       -              -            -                 $4,096 (10)
                                 2001    $132,392    -             -              -            50,000            $3,780 (10)

Darrell Weeter  (12)             2003    $488,087    -             -              -            -                 $5,185 (10)
Vice President; President,       2002    $411,715    $16,729       -              -            -                 $5,409 (10)
Americas Sales Division          2001    $317,505    $11,667       -              -            40,000            $5,250 (10)

Daniel J. Duggan (13)            2003    $365,087    -             -              -            -                 $4,800 (10)
Vice President; President,       2002    $312,569    $16,729       -              -            -                 $4,053 (10)
International Sales Division     2001    $226,606    -             -              -            40,000            $3,603 (10)

James R. Malone (6)              2003    $209,661    $44,685       $59,320        -            -                 $30,742(7)
Chairman and Chief               2002    $211,711    $73,650       $60,020        -            -                 $28,300(8)
Executive Officer                2001    $343,986    -             $70,597        -            100,000           $28,300(8)


     (1) Salary amounts include automobile expense and for Mr. Weeter and Mr. Duggan commissions on sales in their geographic areas of responsibility.

     (2) Amounts paid were pursuant to our management incentive bonus plan. Beginning in 2002, participants in our incentive bonus plan may elect to receive a portion of the bonus in common stock of our Company. Mr. Malone and Mr. Pryor were the only named executive officers to make this election in 2002. No named executive officers made this election in 2003.

     (3) No executive officer received perquisites or other benefits required to be disclosed under applicable regulations except for James R. Malone. He received a total of $50,000 to be spent in his discretion on such perquisites and benefits as he desired. The amount for 2001, 2002, and 2003 also includes additional amounts for payment of taxes on certain perquisites.

     (4) We maintain plans under which stock options may be awarded. We do not, however, make "long term compensation awards" as that term is used in applicable SEC rules because the amount of our incentive awards is not measured by our performance over longer than a one-year period.

     (5) Reflects the number of shares of our common stock covered by stock options granted during the year. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.

     (6) Mr. Malone was elected as our Chairman in 1996 and Chief Executive Officer in 1997. Mr. Malone resigned as Chairman and Chief Executive Officer effective February 2, 2004.

     (7) Includes life insurance premium ($28,300) and the cost of an executive physical examination ($2,442).

     (8) Life insurance premium.

     (9) Mr. Pryor has served as President since 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

     (10) Matching contribution to our Salary Deferral Plan.

     (11) Mr. Najm was elected Vice President-Operations in March 1999. From 1995 to 1999 he served as Vice President-Manufacturing of The Kirby Company, a vacuum cleaner manufacturer.

     (12) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000 and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a Distributor of products manufactured by the Company, since 1985.

     (13) Mr. Duggan has served in various executive capacities with us since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

OPTION GRANTS
There were no options granted to any of the named executive officers in 2003.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION TABLE
The following table sets forth information regarding stock options held at the end of the fiscal year by the named executive officers. There were no stock option exercises in 2003 by any named executive officer.

                                  NUMBER OF SHARES OF
                                COMMON STOCK UNDERLYING                      VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                SEPTEMBER 30, 2003 (1)                      SEPTEMBER 30, 2003 (2)
                            ---------------------------------        -----------------------------------
NAME                        EXERCISABLE        UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
----                        -----------        -------------         -----------           -------------
John A. Pryor                 100,000              50,000                $0                      $0
Joseph L. Najm                 43,333              16,667                $0                      $0
Darrell Weeter                 64,166              13,334                $0                      $0
Daniel Duggan                  86,666              13,334                $0                      $0
James R. Malone               343,332              58,334                $0                      $0

     1) There were no SARs outstanding at September 30, 2003, and none were granted during the year.

     2) The "value of unexercised in-the-money options at September 30, 2003" was calculated by determining the difference between the fair market value of the underlying shares of common stock at September 30, 2003, ($.81 per share) and the exercise price of the option. An option is "in-the-money" when the fair market value of the underlying shares of common stock exceeds the exercise price of the option. None of the options held by the named executive officers were "in-the-money" on September 30, 2003.

COMPENSATION OF DIRECTORS
A director who is an employee of ours is not separately compensated for service as a director. Each non-employee director receives a retainer of $20,000 per year, payable quarterly. Each non-employee director also receives $1,000 per meeting for each committee meeting attended and for each Special Board of Directors meeting attended. Members of the Audit Committee receive an additional retainer of $5,000 per year and a meeting fee of $1,500 for each Audit Committee meeting attended.

Pursuant to our Omnibus Long-Term Compensation Plan, on the first business day of each calendar year each non-employee director automatically receives an option to purchase 6,000 shares of our common stock (as adjusted for stock splits).

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS We have employment agreements with each of the named executive officers, except our former Chairman, under which they are to receive one year's salary in the event of termination of employment without cause. Certain of our executives also have agreements which provide that in the event of termination of employment without cause (other than for death or disability or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement), the executives are to receive compensation equal to one years' base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2003, Kirk W. Foley was on the Compensation Committee. Mr. Foley previously served as our Chief Executive Officer from 1989 to 1997. In 2002, we agreed to reimburse Mr. Foley in the amount of $80,000 for a portion of the legal expenses incurred in his capacity as Designated Agent in connection with a Stockholders' Voting Agreement (and related filing of Schedule 13D) (the "Agreement") entered into by several stockholders pursuant to which Mr. Foley was given an irrevocable proxy to vote their shares on all matters to come before stockholders for a vote, including any vote relating to a sale or merger of the Company or the purchase or sale of assets by the Company. The Agreement also restricts the ability of the participating shareholders from selling or transferring their shares other than in accordance with the Agreement. The Agreement is valid until October 19, 2004, unless terminated sooner in accordance with the terms of the Agreement.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee of the Board of Directors is responsible for recommending to the Board of Directors the compensation of our executive officers and key employees. The Compensation Committee periodically reviews compensation of the Chief Executive Officer, other of our executive officers, and key employees. The Compensation Committee also monitors performance and fixes awards based on performance standards. The Committee's policy in evaluating and compensating executive officers and key employees is to consider our performance as a whole and the individual's contribution toward our attainment of our established and individual goals.

The composition of compensation varies broadly among our executive officers and key employees based on their responsibilities. Generally, base salary is targeted at competitive rates believed by the Committee members to be necessary in their experience to retain qualified personnel. We maintain an Incentive Bonus Plan under which participating employees may be eligible for a bonus if we meet certain financial targets. For 2003, maximum bonus payable to an individual was a percentage of base salary ranging from 10% to 60% with both quarterly and annual targets. Bonuses were based on our sales (25% of the bonus) and on our earnings before interest, taxes, depreciation, and amortization (EBITDA) (75% of the bonus). Participants could elect to take part of their bonus in our common stock. From time to time, we engage outside compensation consultants to provide information and advice about competitive levels of compensation and particular compensation techniques.

     Compensation of the Chief Executive Officer
Mr. Malone's base salary in 2003 was set by the Compensation Committee at $200,000 per year, an amount which the Committee believed was competitive with other consumer goods companies of similar size and taking into account Mr. Malone's reduced involvement with us while he retained his titles of Chairman and Chief Executive Officer. Mr. Malone received other benefits available generally to all executives and was also given a total of $50,000 to be spent in his discretion for other benefits. Mr. Malone participated in the Incentive Bonus Plan for management employees at a maximum bonus rate of 60% of salary. His bonus for 2003 was $44,685, or 37% of his maximum bonus. We also paid a life insurance premium for Mr. Malone and an additional amount to cover income taxes due on such benefits provided to him.

On February 2, 2004, the Board of Directors accepted the resignation of Mr. Malone. Consequently, compensation expense approximating $200,000 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of resignation.

            For the Compensation Committee

                     Ivan J. Winfield
                     Kirk W. Foley


PERFORMANCE GRAPH
The following chart compares the cumulative shareholder return of our stock for the five years ended September 30, 2003, to the NASDAQ National Market Composite Index and a peer group of companies that we selected. There are two peer groups shown due to a change in the companies that make up the peer group. One company that was in the previous year's peer group was sold, so two other companies were added for this year's peer group. Our common stock is traded on the OTC Bulletin Board. The chart assumes the investment of $100 on September 30, 1998, and the immediate reinvestment of all dividends.

     [PERFORMANCE GRAPH]

                                      1998         1999         2000         2001         2002        2003
                                      ----         ----         ----         ----         ----        ----
HMI Industries Inc.                 $100.00     $100.00      $64.29       $65.71       $29.14      $46.29
New Peer Group                      $100.00     $117.99      $89.74       $71.72       $91.72      $122.81
Old Peer Group                      $100.00     $213.87      $172.14      $117.25      $104.14     $123.85
NASDAQ Market Index                 $100.00     $163.15      $216.67      $88.55       $69.59      $106.64

The new peer group companies, which are in similar lines of business as us, are AB Electrolux, Applica Incorporated, Maytag Corporation, National Presto Industries, Inc. and Salton, Inc. Last year's peer group did not include Electrolux and Maytag. Royal Appliance Mfg. Co., which was sold earlier this year, was in last year's peer group. Some of our direct competitors are divisions of larger corporations, privately held corporations or foreign corporations and are not included in the peer comparisons since the pertinent information is not available to the public.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (NOT IN THOUSANDS)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth the names and share ownership as of January 31, 2004, of those persons who, to our knowledge, are the beneficial owners of more than 5% of our outstanding common stock based upon information furnished to us by such person or through a Schedule 13D, 13G or Form 4. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.

 Name & Address of Beneficial Owners as of                        Number of Shares                  % of Common
            September 30, 2003                                   Beneficially Owned                    Stock
-------------------------------------------------------    ----------------------------------    --------------------
Barry L. Needler                                           1,860,000 (1) (2)                     27.57%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Steeplechase Corp. (3)                                     1,709,250                             25.34%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk. W. Foley                                             2,894,044 (4)                         42.90%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

Amherst Tanti U.S. Inc. (5)                                520,148                               7.71%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

James R. Malone                                            621,738 (6)                           8.77%
5150 N. Tamiami Trail
Suite 600
Naples, FL 34103

U.S. Bancorp                                               546,015 (7)                           8.09%
800 Nicollet Mall
Minneapolis, MN  55402

John S. Meany, Jr.                                         528,479 (8)                           7.83%
9200 S. Winchester Ave.
Chicago, Illinois 60620

Robert J. Williams                                         466,937                               6.92%
50 Midtown Park East
Mobile, AL  36606

Thomas N. Davidson                                         378,692 (9)                           5.61%
7 Sunrise Cay Drive
Key Largo, FL  33037


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

     6) Includes 343,332 shares subject to issuance upon the exercise of stock options exercisable within 60 days hereof. Also includes 11,000 shares owned by his wife, beneficial ownership of which is disclaimed.

     7) These shares are included in the total for Mr. Foley. US Bancorp does not have power to dispose of or vote these shares.

     8) Includes 6,750 shares owned by his wife, beneficial ownership of which is disclaimed.

     9) Includes 4,500 shares subject to issuance upon the exercise of stock options exercisable with 60 days hereof.

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth, as of January 31, 2004, information concerning the number of shares of common stock beneficially owned by each director, each named executive officer, and by all executive officers and directors as a group. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.

                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)
------------------------------------------------------------------------------------------------------

                                      Direct              Exercisable
     Name of Beneficial Owner        Ownership            Options (2)        Total        Percent (3)
     ------------------------        ---------            -----------        -----        -----------
Robert Breadner                            2,700                   0           2,700               *

Daniel J. Duggan                         216,550              86,666         303,216           4.44%

Kirk W. Foley                          2,894,044 (4)               0       2,894,044          42.90%

Wesley Eric Foley                          3,437                   0           3,437               *

James R. Malone                          278,406 (5)         343,332         621,738           8.77%

Joseph L. Najm                            22,000              43,333          65,333               *

John A. Pryor                             53,752 (6)         100,000         153,752           2.25%

Murray Walker                            258,100 (7)          15,000         273,100           4.04%

Darrell Weeter                            85,625              64,166         149,791           2.20%

Ivan J. Winfield                          15,000 (8)         115,000         130,000           1.89%

All Executive Officers and
  Directors as a Group                 4,111,493             826,663       4,938,156          65.21%

     1) Each person has sole voting and investment power with respect to all shares shown except as indicated below.

     2) Represents shares subject to stock options that are exercisable as of January 31, 2004, or became exercisable prior to March 31, 2004.

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

     6)   Includes 34,900 shares held in a retirement fund.

     7)   A portion of these shares (253,100) are subject to the Agreement.

     8)   Includes 12,200 shares held in a retirement plan.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Refer to Part II, Item 5 above for information relating to securities authorized for issuance under equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (DOLLARS IN THOUSANDS)

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a

Regional Vice President of the Company, each own 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, a brokerage service provider for sourcing consumer credit, assists its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charges additional fees to our Distributors for these financing services. VCL's client list also includes a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may guarantee the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender pays VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL pays to us. During the fiscal years ended September 30, 2003, 2002 and 2001, VCL paid us $24, $17 and $10, respectively in connection with such financing services. Additionally, in certain cases a Distributor may not be able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL may provide the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL will purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL will purchase a replacement product from us at the same price paid by our Master Distributors and we will ship it to the Distributor to replace the product the Distributor just sold. During the fiscal years ended September 30, 2003, 2002 and 2001, VCL purchased an aggregate of $35, $19 and $19, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL.

From June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. During the fiscal years ended September 30, 2003, 2002, and 2001 VCL paid us $8, $24 and $13, respectively, in rent for such space, which amount was based upon an allocation of our total monthly lease payments to the amount of space utilized by VCL. In February, 2003 a new lease was entered into for office space with VCL as the tenant. We began subleasing space from VCL for $3 per month, which amount was based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilized. In the fiscal year ended September 30, 2003 we paid VCL a total of $21 in lease payments. The sublease was terminated in February, 2004.

We have had a long standing relationship with Ametek Inc. by which we have purchased motors for our products. James R. Malone, our former Chairman and Chief Executive Officer, is a director of Ametek, Inc. During the fiscal years ended September 30, 2003, 2002 and 2001 our purchases from Ametek were $1,973, $1,704 and $1,633, respectively. We believe the terms of these purchases were as favorable to us as those which could have been obtained from unrelated parties.

Darrell Weeter has served for many years as President of FVS, Inc. a distributor of products manufactured by us and which is owned by Mr. Weeter and his wife. For the fiscal years ended September 30, 2003, 2002 and 2001, FVS, Inc. purchased, at Master Distributor pricing, a total of $78, $100 and $107 respectively in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $132, $126 and $165 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Weeter.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the fiscal years ended September 30, 2003, 2002 and 2001, Summit Air purchased, at Master Distributor pricing, a total of $254, $604 and $1,133 respectively in products from us. Mr. Hookom also received amounts due to him under our Career Development Program of $102, $58 and $1, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Hookom.

For information regarding a transaction involving Kirk Foley, please see "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A) DOCUMENTS FILED AS PART OF THIS REPORT.

     1.  FINANCIAL STATEMENTS AND RELATED SCHEDULES:

                                                                                                    Page
                                                                                                   Number
                                                                                                 -----------
         Report of Independent Auditors                                                              39

         Consolidated Balance Sheets as of September 30, 2003, and 2002                              40

         Consolidated Statements of Operation for the years ended
           September 30, 2003, 2002, and 2001                                                        41

         Consolidated Statements of Stockholders' Equity for the years ended
           September 30, 2003, 2002, and 2001                                                        42

         Consolidated Statements of Cash Flow for the years ended
           September 30, 2003, 2002, and 2001                                                        43

         Notes to Consolidated Financial Statements                                                  44

         Schedule II - Valuation and Qualifying Accounts and Reserves                                63

         Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements, the notes thereto, or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     2.  EXHIBIT LIST:

          Exhibit
           Number      Description
         ----------    --------------------------------------------------------
           3.1         Certificate of Incorporation~
                           Incorporated by reference from Annual Report on form
                           10-K for the year ended September 30, 1995

           3.2         Bylaws~
                           Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003

           9.0         Voting Trust Agreement~
                           Stockholders Voting Agreement, incorporated by reference from Form 13-D filed on October 19, 2001

          10.00        Material Contracts~
                           U.S. Bank N.A. $2,000,000 Revolving Credit Note, incorporated by reference from Form 10-Q for the quarter ended June 30, 2001

          10.01        Material Contracts~
                           U.S. Bank N.A.$1,000,000 Revolving Credit Note, incorporated by reference from Form 10-Q for the period ended March 31, 2002

          10.02        Material Contracts~
                           Amendment to U.S. Bank N.A. $1,000,000 Revolving
                           Credit Note, incorporated by reference from Form 10-K for the year ended September 30, 2002

          10.03        Material Contracts~
                           Amendment to U.S. Bank N.A. $2,000,000 Revolving
                           Credit Note, incorporated by reference from Form 10-Q for the quarter ended December 31, 2002

          10.04        Material Contracts~
                           Amendment to U.S. Bank N.A. $2,000,000 Revolving
                           Credit Note, attached

          10.05        Material Contracts~
                           U.S. Bank N.A. Waiver Letter and Amendment to
                           Revolving Credit Note, dated February 20, 2004, attached.

          10.06        Material Contracts~
                           13-D Settlement Agreement incorporated by reference from Form 8-K filed on February 19, 2002

          10.07        Material Contracts~
                           Change of Control Agreement - Weeter, attached

          10.08        Material Contracts~
                           Change of Control Agreement - Duggan, incorporated by reference from Form 10-K for the year ended September
                           30, 2002

          10.09        Material Contracts~
                           Change of Control Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September
                           30, 2001

          10.10        Material Contracts~
                           Change of Control Agreements - McGraw and Malone, incorporated by reference from Form 10-K/A3 for the year ended September 30, 1997

          10.11        Material Contracts~
                           Employment Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September
                           30, 2001

          10.12        Material Contacts~
                           Accelerated Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September 30, 2000

          10.13        Material Contracts~
                           Incentive Stock Option Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September 30, 2001

          10.14        Material Contracts~
                           Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September
                           30, 2001

          10.15        Material Contracts~
                           Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September
                           30, 2000

          10.16        Material Contracts~
                           Incentive Stock Option Agreements incorporated by reference from Form 10-Q for the quarter ended March
                           31, 1999

            11         Statement re:  Computation of per share earnings~
                           See Note 1 on Page 50 of the Financial Statements

            14         Code of Ethics~
                           Attached

            21         Subsidiaries of Registrant~
                           Note 1 on Page 44 of this report

            23         Consent of Independent Accountants~
                           Attached

           31.1        Rule 13a-14(a)/15d-14(a) Certification~
                           Certification Pursuant to 15 U.S.C. Section 7241 for
                           Kirk. W. Foley, attached

           31.2        Rule 13a-14(a)/15d-14(a) Certification~
                           Certification Pursuant to 15 U.S.C. Section 7241 for
                           Julie A. McGraw, attached

           32.1        Section 1350 Certification~
                           Certification for Kirk W. Foley Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                           Section 1350), attached

           32.2        Section 1350 Certification~
                           Certification for Julie A. McGraw Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                           Section 1350), attached

(B)  REPORTS ON FORM 8-K.
     No report on Form 8-K was filed during the last quarter of fiscal 2003.

(C)  EXHIBITS.
     Reference is made to the above Exhibit List table.

(D)  FINANCIAL STATEMENT SCHEDULES.
     Schedules required to be filed in response to this Item are listed above in the Financial Statements and Related Schedules table.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HMI INDUSTRIES INC.
                                   (Registrant)

                                   by /s/ Julie A. McGraw
                                      ------------------------------------------
                                         Julie A. McGraw
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         February 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kirk W. Foley                             /s/ John A. Pryor                           /s/ Robert Breadner
------------------------------------------    ----------------------------------------    ----------------------------------------
Kirk W. Foley                                 John A. Pryor                               Robert Breadner
Chairman of the Board and Director            President and Chief Operating Officer       Director
February 20, 2004                             and Director                                February 20, 2004
                                              February 20, 2004


/s/ Wesley E. Foley                           /s/ Murray Walker                           /s/ Ivan J. Winfield
------------------------------------------    ----------------------------------------    ----------------------------------------
Wesley E. Foley                               Murray Walker                               Ivan J. Winfield
Director                                      Director                                    Director
February 20, 2004                             February 20, 2004                           February 20, 2004


/s/ Earl J. Watson
------------------------------------------
Earl J. Watson
Corporate Controller
February 20, 2004


                         REPORT OF INDEPENDENT AUDITORS


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of HMI Industries, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2002.

As discussed in Note 4 and Note 11, the Company's credit facility agreement expires on October 15, 2004.

/s/  PricewaterhouseCoopers LLP
Cleveland, Ohio
February 13, 2004 (except for Note 4 and Note 11, as to which the date is February 20, 2004)

HMI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except par values                     SEPTEMBER 30,         September 30,
                                                                           2003                   2002
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $        948         $        481
  Trade accounts receivable (net of allowance of $194 and $482)                1,892                2,007
  Inventories:
    Finished goods                                                             2,555                2,076
    Work-in-progress, raw material and supplies                                2,153                2,113
  Deferred income taxes                                                            -                1,476
  Prepaid expenses                                                               397                  292
  Other current assets                                                           152                   54
----------------------------------------------------------------------------------------------------------
      Total current assets                                                     8,097                8,499
----------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                             2,178                4,310
----------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $-0- and $3,739)                           -                5,451
  Deferred income taxes                                                            -                2,550
  Trademarks (net of accumulated amortization of $210 and $162)                  370                  375
  Other                                                                          121                  271
----------------------------------------------------------------------------------------------------------
      Total other assets                                                         491                8,647
----------------------------------------------------------------------------------------------------------
      Total assets                                                      $     10,766         $     21,456
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                        $      1,383         $      1,392
  Trade accounts payable                                                       2,143                1,957
  Income taxes payable                                                           506                  506
  Accrued expenses and other liabilities                                       3,445                2,395
  Long-term debt due within one year                                              22                  302
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                 7,499                6,552
----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                               11                   33
----------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                 11                   33
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued,                   -                    -
     none
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                                       6,746                6,746
  Capital in excess of par value                                               8,231                8,231
  Unearned compensation, net                                                       -                  (3)
  Retained (deficit) earnings                                               (11,721)                  802
  Accumulated other comprehensive loss (Note 1)                                    -                (905)
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                               3,256               14,871
----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                        $     10,766         $     21,456
==========================================================================================================


See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars and shares in thousands, except per share data                       FOR THE YEARS ENDED SEPTEMBER 30,
                                                                         2003               2002               2001
------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Net product sales                                                    $    34,539       $    37,113        $    32,536
------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                     21,025            21,298             19,370
  Selling, general and administrative expenses                              14,117            14,782             13,385
  Loss on impairment of asset                                                1,613                 -                  -
  Loss on liquidation of subsidiary                                            905                 -                  -
  Interest expense                                                              53                86                101
  Other (income) expense, net                                                (158)               344                186
------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                      37,555            36,510             33,042
------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative effect of                 (3,016)               603              (506)
accounting change
Provision (benefit) for income taxes                                         4,056               265              (593)
------------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of accounting change                (7,072)               338                 87
Cumulative effect of accounting change                                       5,451
------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                    $    (12,523)         $     338          $      87
========================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                      6,744             6,719              6,691
  Diluted                                                                    6,744             6,719              6,724
========================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  (Loss) income before cumulative effect of accounting change          $    (1.05)        $     0.05         $     0.01
  Cumulative effect of accounting change                               $    (0.81)        $        -         $        -
------------------------------------------------------------------------------------------------------------------------
  NET (LOSS) INCOME                                                    $    (1.86)         $    0.05         $     0.01
========================================================================================================================


See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

Dollars in thousands                       Capital
                                             in
                                           Excess                                Accumulated
                                             of                     Retained         Other                 Treasury     Total
                                 Common     Par       Unearned      Earnings    Comprehensive   Treasury    Stock    Stockholders'
                                 Stock     Value    Compensation    (Deficit)        Loss        Shares     Amount     Equity
                                ---------  -------  -------------   ---------   --------------  --------  --------- -------------
Balance at September 30, 2000     $6,658   $8,279          ($41)       $377           ($879)        $-         $-       $14,394

  Comprehensive income:
    Net income                                                           87                                                  87
    Translation adjustment                                                              (21)                               (21)
                                                                                                                   -------------
  Total comprehensive income                                                                                                 66
  Issuance of common stock            50                                                                                     50
  Unearned compensation                                       33                                                             33

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
Balance at September 30, 2001      6,708    8,279            (8)        464            (900)         -          -        14,543

  Comprehensive income:
    Net income                                                          338                                                 338
    Translation adjustment                                                               (5)                                (5)
                                                                                                                   -------------
  Total comprehensive income                                                                                                333
  Issuance of common stock            38                                                                                     38
  Unearned compensation                                        5                                                              5
  Employee benefit stock                     (48)                                                                          (48)

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
Balance at September 30, 2002      6,746    8,231            (3)        802            (905)         -          -        14,871

  COMPREHENSIVE INCOME:
    NET LOSS                                                        (12,523)                                           (12,523)
    TRANSLATION ADJUSTMENT                                                -                                                   -
                                                                                                                   -------------
  TOTAL COMPREHENSIVE LOSS                                                                                             (12,523)
  CUMULATIVE TRANSLATION
    ADJUSTMENT ASSOCIATED
    WITH LIQUIDATION OF
    FOREIGN SUBSIDIARY                                                                   905                                905
  UNEARNED COMPENSATION                                        3                                                              3

                                ---------  -------  -------------  ---------   --------------  --------  --------- -------------
BALANCE AT SEPTEMBER 30, 2003    $ 6,746   $8,231              -   ($11,721)                -         -          -      $ 3,256
                                =========  =======  =============  =========   ==============  ========  ========= =============



See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                                     2003            2002            2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               $  (12,523)        $   338          $    87
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
        Cumulative effect of accounting change                          5,451              -                -
        Loss on impairment of asset                                     1,613              -                -
        Loss on liquidation of foreign subsidiary                         905              -                -
        Depreciation and amortization                                     744            928              913
        Provision for loss on sale/disposal of assets                       -             17                -
        Provision for loss on receivables                                   -             59                -
        Treasury/common shares issued, net of unearned
          compensation and employee benefit stock                           -            (5)               83
        Unearned compensation                                               3              -                -
        Deferred income taxes                                           4,026            235            (230)
  Changes in operating assets and liabilities:
    Decrease in receivables                                               115            100            1,181
    Increase in inventories                                             (518)          (441)            (532)
   (Increase) decrease in prepaid expenses                              (105)          (108)              227
   (Increase) decrease in other current assets                           (98)            309             (73)
    Increase (decrease) in accounts payable                               186          (343)            (258)
    Increase (decrease) in accrued expenses and other
    liabilities                                                         1,050            379            (824)
    Decrease in income taxes payable                                        -           (26)            (431)
    Other, net                                                            105           (86)            (169)
--------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities           954          1,356             (26)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (176)          (866)          (2,278)
--------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                       (176)          (866)          (2,278)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowing under credit facility                        (9)            201            1,191
  Payment of long term debt                                             (302)          (615)             (17)
--------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities         (311)          (414)            1,174
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      467             76          (1,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            481            405            1,535
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    948        $   481          $   405
==============================================================================================================

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

Our principal products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner and a portable room air cleaner that helps to remove particles, gases, and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM).

RECLASSIFICATION
Certain amounts in the fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 and 2002 presentation.

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

ADVERTISING COSTS
We expense the production costs of advertising the first time the advertising takes place. Advertising expense was $151, $1,808, and $591, in fiscal 2003, 2002, and 2001, respectively.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) method, which provides a better matching of current costs and revenues. The following presents the effect on inventories and income before taxes had we used the first-in, first-out (FIFO) method of inventory valuation.

                                                                                          2003           2002
                                                                                        ---------      ---------
Percentage of total inventories on LIFO                                                     100%           100%
Inventory amount had FIFO method been utilized to value inventory                         $5,103        $4,599
(Decrease) increase in net income before taxes due to LIFO                                $ (14)        $  (11)

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Pursuant to SFAS 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years. Goodwill amortization for the years ended September 30, 2002, and 2001, was $245 and $245, respectively.

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

During the first quarter of fiscal 2003 we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Management does not believe that the market value of common stock fairly reflects the value of HMI, because of, among other things, the absence of liquidity, and the absence of analyst coverage. Accordingly, the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002, but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies, and a discounted cash flow methodology. Based on the assumptions used in any of the three valuations referred to above and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, for accounting purposes we believe that the weighting methodology used is reasonable and results in an accurate and fair value of HMI.

During the second quarter of fiscal 2003 we completed our initial impairment test for October 1, 2002, resulting in a full impairment of the goodwill recorded on HMI's books through a non-cash charge of $5,451. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Statements of Operations for the year ended September 30, 2003.

A reconciliation of the reported net (loss) income and net (loss) income per share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the years ended September 30, 2003, 2002, and 2001, respectively, had the provisions of SFAS 142 been applied on October 1, 2000, is as follows:

                                                                           2003                 2002          2001
--------------------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of accounting change               $   (7,072)          $  338        $   87
Cumulative effect of accounting change                                          5,451               -             -
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                             (12,523)            338            87
Goodwill amortization add back, net of tax                                          -             245           245
--------------------------------------------------------------------------------------------------------------------
Adjusted net (loss) income                                               $   (12,523)          $  583        $  332
====================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                         6,744           6,719         6,691
  Diluted                                                                       6,744           6,719         6,724
====================================================================================================================

Basic and diluted per share of common stock:
  (Loss) income before cumulative effect of accounting
    change                                                                $    (1.05)         $  0.05       $  0.01
  Cumulative effect of accounting change                                       (0.81)          $    -        $    -
  Goodwill amortization add back, net of tax                                       -          $  0.04       $  0.04
====================================================================================================================
  Adjusted net (loss) income                                              $    (1.86)         $  0.09       $  0.05
====================================================================================================================

Total amortization expense for trademarks and patents was $49, $41, and $40 for the years ended September 30, 2003, 2002, and 2001, respectively. Amortization expense for trademarks and patents is estimated for the next five fiscal years ending September 30, 2004, through 2008, as $41, $19, $19, $17, and $15.

VALUATION OF LONG-LIVED ASSETS
As of the beginning of fiscal 2003 we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this accounting standard did not have a material impact on our operating results and financial position. We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

During the fourth quarter of fiscal 2003 we performed an analysis on the potential impairment on certain tooling assets approximating $1,613. Based upon our analysis, we concluded that the tooling assets were fully impaired as of September 30, 2003; this conclusion was based upon the held and used model which includes significant assumptions regarding future cash flows and utilizes a model of weighted probability cash flow projections over the estimated life of the product. Scrap value for these assets was determined to be nominal; accordingly a $1,613 impairment of this asset was recorded as of September 30, 2003, to write the assets down to their net realizable value.

FOREIGN CURRENCY TRANSLATION
Prior to the liquidation, in the second quarter of fiscal 2003, of our remaining foreign subsidiaries, all consolidated foreign operations used the local currency of the country of operation as the functional currency and translated the local currency asset and liability accounts at year-end exchange rates while income and expense accounts were translated at weighted average exchange rates. The resulting translation adjustments were accumulated as a separate component of Stockholders' Equity titled "Accumulated Other Comprehensive Loss." Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments.

Exchange gains and losses from transactions in a currency other than the local currency of the entity involved are included in income as they occur. Significantly all of our product sales to our customer base are conducted in U.S. dollars and therefore net transaction and translation adjustments are not significant.

During the second quarter of fiscal 2003 we recorded a write-off of $905 for cumulative translation adjustments associated, primarily, with the liquidation of our Canadian subsidiary.

COMPREHENSIVE INCOME/LOSS
Prior to the liquidation in the second quarter of fiscal 2003 of our remaining foreign subsidiaries, comprehensive income/loss combined net income/loss and "other comprehensive items," which represented foreign currency translation adjustments, were reported as a separate component of Stockholders' Equity in the accompanying Consolidated Balance Sheets. We present such information in our Statements of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. Subsequent to the liquidation of our Canadian subsidiary, we do not incur foreign currency translation adjustments.

GUARANTEES
During the second quarter of fiscal 2003 we adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

We have guaranteed repayment to a finance company for certain events of default by some of our Canadian distributors. The finance company purchased the installment sales contracts that the distributors entered into with their customers for the sale of products manufactured by HMI. We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. Our obligation to repurchase any contracts is limited to situations in which the borrower has any valid defense, right of set-off or counterclaim regarding the loan; the loan does not comply with all applicable laws and regulations; or the loan is not a binding obligation of the borrower. It is not practical for us to estimate future cash payments on possible repurchases; however, from the commencement of the contract in July 2002 through the date of this filing we have repurchased only one contract approximating $2 under this guarantee.

     Warranty
We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 USD (not in thousands). We also offer a five-year optional warranty on the portable surface cleaner. Outside the U.S., we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

Our policy is to record a provision for the expected cost of warranty-related claims at the time of the sale and adjust the provision to reflect actual experience quarterly. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring our obligations under the warranty plans. Historically, the cost of fulfilling our warranty obligations has principally involved replacements parts, labor and sometimes travel. Our estimates are based on historical experience, the number of units involved and the extent of features/components included in product models.

Changes in our warranty liability for the years ended September 30, 2003, 2002, and 2001, were as follows:

                                             2003         2002         2001
                                           --------     --------     --------
Balance at beginning of period             $   190      $   299      $   368
  Charges to expense                           245           60          164
  Usage                                       (242)        (169)        (233)
                                           --------     --------     --------
Balance at end of period                   $   193      $   190      $   299
                                           ========     ========     ========

SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in the cost of products sold when incurred. Amounts billed to customers for shipping and handling are reported as net product sales.

SEGMENT REPORTING
We conduct our business as a single reportable segment.

CONCENTRATIONS
We are subject to risks specific to the individual customers with whom we do business. In fiscal 2003 no individual customer accounted for more than 10% of our product sales. In fiscal 2002 one international customer accounted for more than 10% of our product sales. This international customers product sales were 11.9% of our total product sales. In fiscal 2001 three international customers accounted for more than 10% each of our product sales with individual sales of 13.1%, 11.2%, and 10.2% of total product sales.

Our revenues, and the stability of such revenues, are dependent on our relationships with third-party distributors and their sales persons and their level of satisfaction with our products and us. The Distributors and Importers are independent third parties who are not our employees and are not directly under our control. There can be no assurance that the current relationships with Distributors and Importers will continue on acceptable terms and conditions to us, nor can there be any assurance that additional distributorship arrangements with third parties will be obtained on acceptable terms. Moreover, there can be no assurance that the Distributors and Importers will devote sufficient time and resources to our products to enable the products to be successfully marketed. Failure of some or all of our products to be successfully and efficiently distributed could have a material adverse effect on our financial condition and results of operations.

In addition, our business could be adversely affected by a variety of uncontrollable and changing factors, including but not limited to: difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; recessions in economies where we sell our products; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; and changes in United States and foreign countries laws and policies affecting trade.

Sales to international customers represent 35.8%, 43.1%, and 49.7% of net product sales for the years ending September 30, 2003, 2002, and 2001, respectively.

REVENUE RECOGNITION
Our revenue recognition policy is to recognize revenues when products are shipped, or for certain customers when the products are received by the customer's shipping agent, at which time title transfers to the customer.

RESEARCH AND DEVELOPMENT COSTS
Costs incurred in research and development are expensed as incurred and included in SG&A expenses. In fiscal year 2003, 2002, and 2001, we invested $74, $273, and $351, respectively, in new product development.

INCOME TAXES
We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the tax consequences in the future years for differences between the financial and tax bases of assets and liabilities at year-end are reflected as deferred income taxes.

Carrying value of our domestic net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the fourth quarter of fiscal 2003 we recorded a full valuation allowance against our domestic deferred tax assets based upon the most current quarterly evaluation (See Note 6).

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $53, $86, and $96 for the years ended September 30, 2003, 2002, and 2001, respectively. Cash paid for income taxes was $29, $56, and $70 for the years ended September 30, 2003, 2002, and 2001.

Each of the following transactions has been treated as non-cash financing items for purposes of the Consolidated Statements of Cash Flows. During the third and fourth quarter of fiscal 2002 we recorded $290 in debt in exchange for assets. These vendor-financed assets consisted primarily of tools, molds, and equipment associated with new product development. During the fourth quarter of fiscal 2001, we recorded $588 in debt in exchange for assets. These assets were vendor-financed and consisted primarily of tools, molds, and production equipment also related to new product development.

EARNINGS PER SHARE
Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) for the year ended September 30,

                                         2003                        2002                       2001
                                ------------------------    -----------------------    ------------------------
                                                Per                         Per                         Per
                                 Shares        Share                       Share                       Share
                                               Amount        Shares       Amount        Shares        Amount
                                ---------     ---------     ---------    ----------    ---------     ----------
Basic EPS                          6,744      $ (1.86)         6,719     $    0.05     $  6,691      $    0.01
  Effect of dilutive
    stock options                      -             -             -             -           33              -
                                ---------     ---------     ---------    ----------    ---------     ----------
Diluted EPS                        6,744      $ (1.86)         6,719     $    0.05     $  6,724      $    0.01
                                =========     =========     =========    ==========    =========     ==========

Options outstanding during the years ended September 30, 2003, 2002 and 2001, to purchase approximately 1,159, 1,147, and 1,322 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. The exercise prices of the options outstanding at September 30, 2003, range from $1.00 to $7.50 per share and expire between the period January 4, 2004, and August 29, 2010.

LONG-TERM COMPENSATION PLAN
We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for the stock granted in 2003, 2002, and 2001 been determined consistent with SFAS 123, pro forma net (loss) income and earnings per common share would have been as follows (dollars in thousands, except per share data):

                                                                             2003            2002           2001
                                                                         -------------    ------------   -----------
Net income (loss), as reported                                              $ (12,523)      $   338        $   87

Add:  Stock-based employee compensation expense included in reported
net income, net of related tax effects                                              2             3            20

Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects           93           150           240
                                                                         ------------    ----------   -----------
PRO FORMA NET INCOME (LOSS)                                                 $ (12,614)        $ 191       $  (133)
                                                                         ============    ==========   ===========
BASIC AND DILUTED PER SHARE OF COMMON STOCK:
As reported                                                                 $   (1.86)       $ 0.05       $  0.01
Proforma                                                                    $   (1.87)       $ 0.03       $ (0.02)


FUTURE ACCOUNTING REQUIREMENTS
FASB Interpretation No. 46, Consideration of Variable Interest Entities (FIN No.
46): This statement was issued in January 2003 and requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN No. 46 at the end of the first quarter of fiscal 2004 in accordance with the FASB Staff Position 46-R which delayed the effective date of FIN No. 46 for those arrangements. We are in the process of determining the effect, if any, the adoption of FIN No. 46-R will have on our financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150): This statement, issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 has been deferred indefinitely related to certain measurement and disclosure components of the standard; however, certain disclosure provisions are still required if applicable to us. The final adoption of SFAS No. 150 is not expected to have a significant impact, if any, on our financial statements; however, a formal assessment will be performed.

2. PROPERTY, PLANT AND EQUIPMENT

                                                         2003           2002
                                                     -----------    -----------
Leasehold improvements                               $      288     $      288
Machinery and equipment                                   7,747          7,564
Construction in progress                                      -          1,620
                                                     -----------    -----------
                                                          8,035          9,472
Accumulated depreciation                                  5,857          5,162
                                                     -----------    -----------
Net property, plant and equipment                    $    2,178     $    4,310
                                                     ===========    ===========

Depreciation expense relating to continuing operations for the years ended September 30, 2003, 2002, and 2001, was $695, $639, and $608, respectively.

During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets approximating $1,613. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,613 as of September 30, 2003, as the scrap value for these assets was determined to be nominal.


3. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                         2003           2002
                                                     -----------    ---------
Accrued distributor development                       $   1,077     $     633
Distributor fund payable                                  1,020           630
Accrued compensation                                        544           579
Other                                                       804           553
                                                      ----------    ---------
                                                      $   3,445     $   2,395
                                                      ==========    =========

4. DEBT AND CREDIT FACILITY

In June 2001 we terminated our credit facility of $3,500 with Finova Capital and entered into a $2,000 revolving line of credit with US Bank consisting of loans against our eligible receivables and inventory. The credit agreement calls for interest to accrue at the prime rate (4.00% at September 30, 2003). The facility provided us with an improved interest rate, increased availability and more favorable eligibility requirements, lower annual fees, and less restrictive covenants than the Finova arrangement. The credit facility agreement includes various covenants that include, but are not limited to, restrictions on paying dividends, limitations on our ability to incur additional indebtedness, and minimal requirements on tangible net worth, interest coverage ratio and capital expenditures. As of September 30, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility.

On March 1, 2002, we entered into an additional $1,000 revolving line of credit with our current lender consisting of loans against our eligible receivables and inventory. This additional line, which expired on May 31, 2002, carried the same interest rate and covenants as our existing $2,000 revolving line of credit and was obtained to assist, if necessary, with the build-up of inventory associated with the launch of our new product and other strategic initiatives. In July 2002 our lender approved the extension of the expiration date of this additional line to January 31, 2003. In addition, we reset the capital expenditure covenant in anticipation of exceeding the previously established levels during our fiscal year ending September 30, 2002.

In January 2003 we entered into an amendment to our credit facility agreement with our current lender. This amendment, which expires January 31, 2004, increased our revolving line of credit from $2,000 to $3,000 and carries the same interest rate and similar covenants as the original loan agreement.

On February 20, 2004 an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility has an expiration date of October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

As of September 30, 2003 and January 31, 2004, there was $1,383 and $1,738, respectively, borrowed on our $3,000 amended credit facility.

During the fourth quarter of fiscal 2001 we recorded $588 in obligations relating to vendor-financed assets. These assets consisted primarily of tools, molds, and production equipment associated with new product development. These obligations required monthly payments, including principal and interest, of $67 with the nominal annual interest rates on these leases ranging from 0.0% to 11.5% compounding monthly. The remaining terms of the obligations ranged from 6 to 13 months and are no longer outstanding at September 30, 2003.

During the third and fourth quarters of fiscal 2002 we recorded $290 in obligations relating to vendor-financed assets. These assets consisted primarily of tools, molds, and equipment associated with new product development. These obligations required monthly payments, including interest, of $21 with the nominal annual interest rates on this debt ranging from 0.0% to 2.0% compounding monthly. The remaining terms of the obligations ranged from 6 to 12 months and are no longer outstanding at September 30, 2003.

Long-term debt consists of the following:

                                                            2003           2002
                                                          ---------      ---------

Bank line of credit - see above                           $  1,383       $  1,392
-------------------------------

Vendor-finance obligations                                       -            282
--------------------------
bearing interest at 0.00% to 11.50% through
October 2002 adjusting to 2.00% thereafter, due
in monthly installments of $43 (including
interest) through September 2003

Capitalized lease obligations                                   33             53
-----------------------------
bearing interest at 2.62% to 12.00% due in
monthly installments of $2 (including interest)
through March 2005
                                                          ---------      ---------
                                                             1,416          1,727
Less amounts due within one year                             1,405          1,694
                                                          ---------      ---------
                                                          $     11       $     33
                                                          =========      =========

The principal amount of long-term debt payable in the five years ending September 30, 2004, through 2008, is $1,405, $11, $-0-, $-0-, and $-0-. The weighted average interest rate on short-term borrowings at September 30, 2003, and 2002, was 4.08% and 4.50%, respectively.

5. LONG-TERM COMPENSATION PLAN

We adopted the Health-Mor Inc. 1992 Omnibus Long-Term Compensation Plan in 1992. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, phantom stock, and/or performance shares ("Awards") to our key employees and stock options for our non-employee directors. Options granted under the Plan expire up to ten years after the date of grant if not exercised and may be exercisable in whole or in part at the discretion of the Committee established by the Board of Directors. Shares available for issuance under the Plan may be authorized and unissued shares or treasury shares. The maximum number of shares of common stock available for grant of Awards under the Plan are limited on an annual and cumulative basis as further defined in the Plan.

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

During fiscal 2000 the Board of Directors granted 415,000 incentive stock options (215,000 at $1.0625 per share and 200,000 at $1.25 per share) and 10,000 restricted shares to certain of our key employees in accordance with the Plan. Vesting immediately were 215,000 options. The remaining options, 200,000 options, vest over a 48-month period with the vesting subject to acceleration clauses based upon our company's stock price. No compensation expense was recorded related to the stock options during fiscal 2000 as the exercise price was equal to the fair market value at the grant date.

During fiscal 2001 the Board of Directors granted 560,000 incentive stock options (410,000 at $1.15 per share and 150,000 at $1.30 per share) to certain of our key employees in accordance with the Plan. All 560,000 options vest over a three-year period. No compensation expense was recorded related to the stock options as the exercise price was equal to the fair market value at the grant date.

No options or awards were granted during fiscal 2003 or 2002 to key employees.

There were -0-, -0-, and -0- shares issued and -0-, -0-, and -0- non-vested shares forfeited pursuant to the Plan in fiscal 2003, 2002, and 2001, respectively. Unamortized deferred compensation amounted to $-0-, $3, and $8 at September 30, 2003, 2002, and 2001, respectively. Total compensation expense, in conjunction with the Plan was $3, $5, and $33 in fiscal 2003, 2002, and 2001, respectively.

The fair value for all options granted in 2003, 2002, and 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   2003                  2002                    2001
                                                 OPTIONS                OPTIONS                 OPTIONS
                                            ------------------    --------------------     ------------------
Risk free interest rate                                 3.8%                     4.5%           3.9% to 4.9%
Expected life of option                               4 yrs.                   4 yrs.       3 yrs. to 4 yrs.
Expected dividend yield of stock                        0.0%                     0.0%                   0.0%
Expected volatility of stock                          108.8%                   102.2%        95.3% to 102.5%

A summary of our stock option activity and related information for the years ended September 30, 2003, 2002, and 2001, is shown in the following table.

                                                             Shares subject                Weighted
                                                               to option                average option
                                                             (in thousands)            price per share
                                                           -------------------       ---------------------
September 30, 2000, Outstanding                                         1,061                      $ 2.89
    Granted                                                               596                        1.18
    Canceled                                                             (54)                        5.14
                                                           -------------------
September 30, 2001                                                      1,603                        2.18
    Granted                                                                46                        1.08
    Canceled                                                            (537)                        2.84
                                                           -------------------
September 30, 2002                                                      1,112                        1.81
    Granted                                                                24                        1.00
    Canceled                                                             (12)                        3.63
                                                           -------------------
September 30, 2003, Outstanding                                         1,124                      $ 1.77
                                                           ===================


Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                                          2003              2002              2001
                                                       ------------     -------------     -------------
Options exercisable                                            898               704               784
Weighted-average option price per share
  of options exercisable                                     $1.92             $2.16             $3.16
Weighted-average fair value of options
  granted during the year                                    $0.49             $0.47             $0.77


The ranges of exercise prices and the remaining contractual life of options as of September 30, 2003, were:

Range of exercise prices                                                  $1-$2             $2-$8
Options outstanding:
  Outstanding as of September 30, 2003 (in thousands)                     1,024               100
  Weighted-average remaining contractual life                              2.55              2.72
  Weighted-average exercise price                                         $1.21             $7.50
Options exercisable:
  Outstanding as of September 30, 2003 (in thousands)                       798               100
  Weighted-average remaining contractual life                              2.31              2.72
  Weighted-average exercise price                                         $1.22             $7.50


6. INCOME TAXES

The provision (benefit) for income taxes relating to continuing operations consists of the following:

                                             2003             2002              2001
                                           ---------       ------------      ------------
Current:
  Federal and state                        $     30        $        30       $     (363)
  Foreign                                         -                  -                 -
                                           ---------       ------------      ------------
                                                 30                 30             (363)
Deferred (benefit) expense                    4,026                235             (230)
                                           ---------       ------------      ------------
                                           $  4,056        $       265       $     (593)
                                           =========       ============      ============

A reconciliation of the provision for income taxes at the federal statutory rate to that included in the Consolidated Statements of Operation related to earnings from continuing operations is as follows:


                                                                        2003           2002            2001
                                                                     -----------     ----------      ---------
Tax at federal statutory rate of 34%                                  $  (1,025)      $     205       $  (172)
Increases (reductions) in taxes resulting from:
    Tax expense relating to Internal Revenue Service
      audits and settlements                                                   -              -          (445)
    Cumulative translation adjustment write-off with
       no tax benefit                                                        307              -              -
     Amortization of cost in excess of net assets of
       acquired businesses                                                     -             84             84
    Valuation allowances against deferred tax assets                       4,975              -              -
    Other - net                                                            (201)           (24)           (60)
                                                                      -----------     ----------      ---------
                                                                      $    4,056      $     265       $  (593)
                                                                      ===========     ==========      =========

The increase in the effective tax rate (income tax benefit) from fiscal 2002 to fiscal 2003 is primarily attributable to the recording of a full valuation allowance against the Company's domestic deferred tax assets in the current year and the absence of significant permanent differences in fiscal 2002.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                                             2003          2002
                                                                          -----------   ------------
Gross deferred tax assets:
    Operating loss carryforwards                                          $    4,434    $     4,174
    Receivable and inventory reserves                                            859            230
    Accrued compensation                                                         161             85
    Other                                                                        126            127
                                                                          -----------   ------------
                                                                               5,580          4,616
                                                                          -----------   ------------
Gross deferred tax liabilities:  Depreciation                                    106             91
Valuation allowances on net deferred tax assets                                5,474            499
                                                                          -----------   ------------
Net deferred tax asset                                                    $        -    $     4,026
                                                                          ===========   ============

The valuation allowance increased from $499 to $5,474 due to the recording of full allowances against domestic net deferred tax assets in addition to the allowance previously set up for Canadian deferred tax assets. Periodically and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2003, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is required against the net U.S. deferred tax assets at September 30, 2003. The valuation allowance will be subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. A sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Net operating loss carryforwards of approximately $12,075 for tax are available to offset future taxable income. The carryforwards will expire in 2005 through 2020.

7.  EMPLOYEE BENEFIT PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. There was no profit sharing expense for the plan for the years ended September 30, 2003, 2002, and 2001.

In addition, we offer a 401(K) savings plan to all of our employees. We match 50% of the first 6% of the employee's contribution to the plan up to a maximum of 6% of compensation. Employees may currently contribute up to 50% of compensation to the plan. Amounts expensed for the years ended September 30, 2003, 2002, and 2001, were $134, $91, and $110, respectively, of which the company match in fiscal 2002 was reduced in the second quarter as the match was funded by forfeitures of prior matches from unvested former participant/employees.

8. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities and equipment which expire on various dates through 2008. The minimum annual lease payments under these agreements, including renewal options, if exercised, are $859, $267, $43, $4, and $3 for the years ending September 30, 2004, 2005, 2006, 2007, and 2008, respectively. Rent expense was $956, $1,035, and $1,104 for the years ended September 30, 2003, 2002, and 2001, respectively.

LITIGATION
Bliss Technologies, Inc. ("Bliss"), the company formed from the 1998 sale of the subsidiary of HMI, filed for bankruptcy in January 2000 in the United States Bankruptcy Court, Eastern District of Michigan. In a separate action filed in 2002, the Official Committee of Unsecured Creditors of Bliss alleges a fraudulent conveyance claim against us asserting that the sale of Bliss in 1998 was a fraudulent transfer insofar as we received more for Bliss than it was worth and that Bliss was insolvent from its inception. Former directors of Bliss, Mark Kirk and Carl Young, are also named as defendants in the action. Claims pending against them allege that in their capacity as Bliss directors they breached fiduciary duties to Bliss creditors. The complaint seeks damages in an unspecified sum. The claims against us and the claims against Mr. Kirk and Mr. Young are being vigorously defended. We believe that we will resolve this matter in a manner that will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001, in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio, on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs, and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities, and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation, and credit. All matters are pending. The Plaintiffs originally alleged damages in excess of U.S. $21,894. After several hearings the court ruled in our favor and against the Plaintiffs on all counts. We have been notified that the Plaintiffs have appealed this decision in accordance with Korean law. We believe that we will resolve this matter in a manner that will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Claims arising in the ordinary course of business are also pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Included in the accompanying Consolidated Balance Sheets at September 30, 2003, and 2002, were accruals of $15 and $15, respectively, relating to various claims.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          2003
                                         ---------------------------------------------------------------------
                                           December 31,        March 31,          June 30,       September 30,
                                         ----------------    -------------      -----------     --------------
Net revenues                               $      8,826      $     9,295        $    8,873       $      7,545
Gross profit                               $      3,584      $     3,703        $    3,617       $      2,610
Income (loss) before cumulative
  effect of accounting change              $         88      $     (893)        $       74       $    (6,341)
Cumulative effect of accounting
  change                                   $      5,451      $         -        $        -       $          -
Net (loss) income                          $    (5,363)      $     (893)        $       74       $    (6,341)

Basic and diluted per share of
 common stock:
  Income (loss) before cumulative
    effect of accounting change            $       0.01      $    (0.13)        $     0.01       $     (0.94)
  Cumulative effect of accounting
    change                                 $     (0.81)      $         -        $        -       $          -
  Net (loss) income                        $     (0.80)      $    (0.13)        $     0.01       $     (0.94)


As of October 1, 2002, a full impairment of the goodwill recorded on HMI's books was recorded through a non-cash charge of $5,451. Such charge is non-operational in nature and is reflected as a Cumulative Effect of Accounting Change in the accompanying Consolidated Statements of Operations for the year ended September 30, 2003. See Note 1 for further information.

During the second quarter of fiscal 2003 we recorded a write-off of $905 for cumulative translation adjustments associated with the liquidation of our Canadian subsidiary.

During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets approximating $1,613. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,613 as of September 30, 2003, as the scrap value for these assets was determined to be nominal.


In the fourth quarter of fiscal 2003 we concluded that a full valuation allowance for our deferred tax assets was required. Accordingly, we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $4,975 to increase our valuation allowance for our deferred tax assets.


                                                                               2002
                                           ---------------------------------------------------------------------------
                                               December 31,          March 31,          June 30,      September 30,
                                              ----------------     ------------      -----------     -----------------
Net revenues                                   $      9,371        $     10,598      $   9,307         $     7,837
Gross profit                                   $      4,344        $      4,655      $   3,862         $     2,954
Net income (loss)                              $        184        $        (9)      $     156         $         7

Basic and diluted income per share
  of common stock                              $       0.03        $          -      $    0.02         $         -

10. RELATED PARTY TRANSACTIONS

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each own 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, a brokerage service provider for sourcing consumer credit, assists its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charges additional fees to our Distributors for these financing services. VCL's client list also includes a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may guarantee the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender pays VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL pays to us. During the fiscal years ended September 30, 2003, 2002 and 2001, VCL paid us $24, $17 and $10, respectively in connection with such financing services. Additionally, in certain cases a Distributor may not be able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL may provide the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL will purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL will purchase a replacement product from us at the same price paid by our Master Distributors and we will ship it to the Distributor to replace the product the Distributor just sold. During the fiscal years ended September 30, 2003, 2002 and 2001, VCL purchased an aggregate of $35, $19 and $19, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL.

From June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. During the fiscal years ended September 30, 2003, 2002, and 2001 VCL paid us $8, $24 and $13, respectively, in rent for such space, which amount was based upon an allocation of our total monthly lease payments to the amount of space utilized by VCL. In February, 2003 a new lease was entered into for office space with VCL as the tenant. We began subleasing space from VCL for $3 per month, which amount was based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilized. In the fiscal year ended September 30, 2003 we paid VCL a total of $21 in lease payments. The sublease was terminated in February, 2004.

We have had a long standing relationship with Ametek Inc. by which we have purchased motors for our products. James R. Malone, our former Chairman and Chief Executive Officer, is a director of Ametek, Inc. During the fiscal years ended September 30, 2003, 2002 and 2001 our purchases from Ametek were $1,973, $1,704 and $1,633, respectively. We believe the terms of these purchases were as favorable to us as those which could have been obtained from unrelated parties.

Darrell Weeter, has served for many years as President of FVS, Inc. a distributor of products manufactured by us and which is owned by Mr. Weeter and his wife. For the fiscal years ended September 30, 2003, 2002 and 2001, FVS, Inc. purchased, at Master Distributor pricing, a total of $78, $100 and $107 respectively in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $132, $126 and $165 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Weeter.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the fiscal years ended September 30, 2003, 2002 and 2001, Summit Air purchased, at Master Distributor pricing, a total of $254, $604 and $1,133 respectively in products from us. Mr. Hookom also received amounts due to him under our Career Development Program of $102, $58 and $1, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Hookom.

11. SUBSEQUENT EVENTS

On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, the Chairman and Chief Executive Officer. Consequently, compensation expense of approximately $200 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of his resignation.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, restrict paying dividends, maintain a minimum net worth, and limit the ability for capital expenditures. As of September 30, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility. On February 20, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility has an expiration date of October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of HMI Industries Inc.

Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, except for Note 4, as to which the date is February 20, 2004, appearing in the 2003 Annual Report to Shareholders of HMI Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
-------------------------------
Cleveland, Ohio
February 13, 2004 (except for Note 4 and Note 11, as to which the date is February 20, 2004)

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Dollars in thousands
--------------------                            Balance at             Additions                              Balance at
                                               Beginning of            Charged to                               End of
               Description                        Period           Costs and Expense        Deductions          Period
              -------------                   ---------------------------------------------------------------------------
Valuation account for accounts receivable:
   Year ended September 30, 2003                    $ 482                   $    -               $ 288           $   194
   Year ended September 30, 2002                    $ 464                   $   59               $  41           $   482
   Year ended September 30, 2001                    $ 507                   $    -               $  43           $   464

Valuation account for inventory:
   Year ended September 30, 2003                    $ 109                   $  177               $ 175           $   111
   Year ended September 30, 2002                    $ 199                   $   56               $ 146           $   109
   Year ended September 30, 2001                    $ 235                   $   90               $ 126           $   199

Valuation for deferred tax asset:
   Year ended September 30, 2003                    $ 499                   $ 4,975              $   -           $ 5,474
   Year ended September 30, 2002                    $ 849                   $    -               $ 350           $   499
   Year ended September 30, 2001                    $ 849                   $    -               $   -           $   849