Form 10-Q
period 2003-12-31
HMI INDUSTRIES INC
filed 2004-02-23
CIK 46445

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003
                               -----------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
                               -------------------
             (Exact name of Registrant as Specified in Its Charter)

DELAWARE                                                                     36-1202810
---------------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio            44131
---------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
                                                     --------------


---------------------------------------------------------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes _X_ _No_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes _No_ __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at January 31, 2004
 --------------------------------------              -------------------------------------
  Common stock, $1 par value per share                          6,745,609

===============================================================================



INDEX
PART I.  FINANCIAL INFORMATION....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      Consolidated Condensed Balance Sheets.......................................................................3
      Consolidated Condensed Statements of Operations.............................................................4
      Consolidated Condensed Statements of Cash Flow..............................................................5
      Notes to Consolidated Condensed Financial Statements (unaudited)............................................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................10
      Critical Accounting Policies...............................................................................10
      Results of Operations......................................................................................10
      Liquidity and Capital Resources............................................................................12
      Future Accounting Requirements.............................................................................13
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................14
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................14
      (A) Evaluation of Disclosure Controls and Procedures.......................................................14
      (B) Changes in Internal Controls...........................................................................14

PART II.  OTHER INFORMATION......................................................................................14

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................15
      (a) Index to Exhibits......................................................................................15
      (b) Reports on Form 8-K....................................................................................15
   SIGNATURES....................................................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  (UNAUDITED)
                                                                   DECEMBER 31,              September 30,
                                                                      2003                        2003
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $         1,126,392          $       948,422
  Trade accounts receivable (net of allowance of $171,645
    and $194,423)                                                        1,812,124                1,891,549
  Inventories:
    Finished goods                                                       2,577,254                2,554,663
    Work-in-progress, raw material and supplies                          2,369,726                2,152,563
  Prepaid expenses                                                         234,569                  396,650
  Other current assets                                                      45,127                  151,999
-----------------------------------------------------------------------------------------------------------

      Total current assets                                               8,165,192                8,095,846
-----------------------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, NET                                       1,953,925                2,178,510
-----------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Trademarks (net of amortization of $222,865 and $210,140)                364,769                  369,965
  Other                                                                     92,267                  122,268
-----------------------------------------------------------------------------------------------------------

      Total other assets                                                   457,036                  492,233
-----------------------------------------------------------------------------------------------------------

      Total assets                                             $        10,576,153         $     10,766,589
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                               $           896,000         $      1,383,000
  Trade accounts payable                                                 2,529,312                2,142,972
  Income taxes payable                                                     513,105                  506,192
  Accrued expenses and other liabilities                                 3,534,795                3,446,063
  Long-term debt due within one year                                        22,543                   22,039
-----------------------------------------------------------------------------------------------------------

     Total current liabilities                                           7,495,755                7,500,266
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                          4,858                   10,688
-----------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                            4,858                   10,688
-----------------------------------------------------------------------------------------------------------

CONTINGENCIES:                                                                   -                        -

STOCKHOLDERS' EQUITY:
  Preferred stock, $5 par value; authorized, 300,000
    shares; issued, none                                                         -                        -
  Common stock, $1 par value; authorized, 10,000,000 shares;
    issued and outstanding, 6,745,609 shares                             6,745,609                6,745,609
  Capital in excess of par value                                         8,231,311                8,231,311
  Retained earnings                                                   (11,901,380)             (11,721,285)
-----------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                         3,075,540                3,255,635
-----------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity               $        10,576,153         $     10,766,589
===========================================================================================================

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     For the three months ended December 31,
                                                        2003                       2002
-----------------------------------------------------------------------------------------------------------

REVENUES:
  Net product sales                                  $   8,382,772         $   8,826,452
-----------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                  5,085,641             5,242,114
  Selling, general and administrative expenses           3,467,661             3,483,917
  Interest expense                                          17,285                14,312
  Other (income) expense, net                             (15,220)              (27,471)
-----------------------------------------------------------------------------------------------------------

    Total operating costs and expenses                   8,555,367             8,712,872
-----------------------------------------------------------------------------------------------------------

(Loss) income before income taxes and cumulative
effect of accounting change                              (172,595)               113,580
Provision for income taxes                                  7,500                 24,660
-----------------------------------------------------------------------------------------------------------

(Loss) income before cumulative effect of
    accounting change                                    (180,095)                88,920
Cumulative effect of accounting change                           -             5,450,860
-----------------------------------------------------------------------------------------------------------

NET LOSS                                            $    (180,095)      $    (5,361,940)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted                                      6,745,647             6,742,314
===========================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
(Loss) income before cumulative effect of
    accounting change                               $       (0.03)      $          0.01
Cumulative effect of accounting change              $            -      $         (0.81)
-----------------------------------------------------------------------------------------------------------

NET LOSS                                            $       (0.03)      $         (0.80)
===========================================================================================================

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                For the three months ended December 31,
                                                         2003               2002
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (180,095)     $  (5,361,940)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
       Cumulative effect of accounting change                   -          5,450,860
       Depreciation and amortization                      203,308            214,806
       Provision for loss on disposal of assets            47,960                  -
       Unearned compensation                                    -              1,354
       Deferred income taxes                                    -             19,535
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in receivables                     79,425          (566,002)
    (Increase) decrease in inventories                  (239,754)             65,438
    Decrease in prepaid expenses                          162,081            105,268
    Decrease in other current assets                      106,872             30,353
    Increase in accounts payable                          386,340            692,238
    Increase in accrued expenses and other
       liabilities                                         88,731            550,768
    Increase in income taxes payable                        6,913              1,059
    Other, net                                             22,470             30,196
-----------------------------------------------------------------------------------------------------------

            Net cash provided by operating
               activities                                 684,251          1,233,933
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (13,956)           (33,283)
-----------------------------------------------------------------------------------------------------------
            Net cash used in investing
               activities                                (13,956)           (33,283)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                  (487,000)        (1,001,000)
  Payment of long term debt                               (5,325)          (124,424)
-----------------------------------------------------------------------------------------------------------
            Net cash used in financing
               activities                               (492,325)        (1,125,424)
-----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                 177,970             75,226
Cash and cash equivalents, beginning of period            948,422            481,395
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $    1,126,392       $    556,621
===========================================================================================================

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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated condensed financial statements and related notes should be read in conjunction with the consolidated condensed financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     2. Other Intangible Assets
Total amortization expense for trademarks and patents was $12,700 and $10,300 for the three months ended December 31, 2003, and 2002, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2004 and for the next four fiscal years ending September 30, 2005 through 2008, as $34,700, $19,800, $19,000, $16,900, and $15,500.

     3. Guarantees
We have guaranteed repayment to a finance company for certain events of default by some of our Canadian distributors. The finance company purchased the installment sales contracts that the distributors entered into with their customers for the sale of products manufactured by HMI. We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. Our obligation to repurchase any contracts is limited to situations in which the borrower has any valid defense, right of set-off or counterclaim regarding the loan; the loan does not comply with all applicable laws and regulations; or the loan is not a binding obligation of the borrower. It is not practical for us to estimate future cash payments on possible repurchases; however, from the commencement of the contract in July 2002 through the date of this filing we have repurchased only one contract approximating $2,600 under this guarantee.

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

Changes in our warranty liability were as follows:

                                                   Three Months Ended
                                         ------------------------------------
                                         December 31,          December 31,
                                             2003                 2002
                                         ------------         -------------
Balance at beginning of period            $  193,300            $  190,500
  Charges to expense                          46,700                55,900
  Usage                                     (45,000)              (69,100)
                                         ------------         -------------

Balance at end of period                  $  195,000            $  177,300
                                         ============         =============


     4. Earnings Per Share
The denominators for calculating our basic and diluted earnings per share were identical for the quarter ended December 31, 2003, as the 1,158,666 outstanding options were not included in the calculation of diluted shares outstanding as the result would have been anti-dilutive. The exercise prices of these options range from $1.00 to $7.50 per share and expire between January 4, 2004, and August 29, 2010.

All 1,146,700 stock options outstanding for the quarter ended December 31, 2002, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

     5.  Long-term Compensation Plan
We record stock-based compensation expense using the intrinsic value method on the date of grant in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Because we establish the exercise price based on the fair market value of our stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, we report the potential dilutive impact of stock options in our diluted earnings per share. As allowed by SFAS 148, we have elected to continue to apply the intrinsic value-based method of accounting and have adopted the disclosure requirements of SFAS 123. If we had measured compensation cost for stock options granted under the fair value based method prescribed by SFAS 123, net income would have changed to the pro forma amounts set forth below:

                                                   For the three months ended
                                                          December 31,
                                                    2003               2002
                                                 -------------  ----------------
Net loss, as reported                            $  (180,095)   $   (5,361,940)
  Add:  Stock-based employee compensation
  expense included in reported net (loss)
  income, net of related tax effects                        -                 -
                                                 -------------  ----------------

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                                  23,196           23,555
                                                 -------------  ----------------
PRO FORMA NET LOSS                               $  (203,290)   $   (5,385,495)
                                                 =============  ================

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  As reported                                    $     (0.03)   $        (0.80)
  Proforma                                       $     (0.03)   $        (0.80)

     6. Executive Compensation
On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, Chief Executive Officer, triggering certain benefit payments. Consequently, compensation expense approximating $200,000 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of resignation.

     7. Related Party Transactions
James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each own 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, a brokerage service provider for sourcing consumer credit, assists its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charges additional fees to our Distributors for these financing services. VCL's client list also includes a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may guarantee the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender pays VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL pays to us. During the quarters ended December 31, 2003, and 2002, VCL paid HMI $4,600 and $5,900, respectively in connection with such financing services. Additionally, in certain cases a Distributor may not be able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL may provide the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL will purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL will purchase a replacement product from us at the same price paid by our Master Distributors and we will ship it to the Distributor to replace the product the Distributor just sold. During the quarters ended December 31, 2003, and 2002, VCL purchased an aggregate of $11,700 and $11,000, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL.

Beginning in June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. During the quarter ended December 31, 2002, VCL paid HMI $6,000 in rent for such space, which amount was based upon an allocation of our total monthly lease payments to the amount of space utilized by VCL. In February 2003 a new lease was entered into for office space with VCL as the tenant. We began subleasing space from VCL for $2,700 per month, which amount is based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilize. For the quarter ended December 31, 2003 we paid VCL a total of $8,000 in lease payments. The sublease was terminated in February, 2004.

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc., a distributor of products manufactured by HMI, and which is owned by Mr. Weeter and his wife. For the quarters ended December 31, 2003, and 2002, FVS, Inc. purchased, at Master Distributor pricing, a total of $11,400 and $21,900, respectively, in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $3,200 and $11,800 for the three months ended December 31, 2003, and 2002, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Weeter.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the quarters ended December 31, 2003, and 2002, Summit Air purchased, at Master Distributor pricing, a total of $8,800, and $63,200, respectively, in products from us. Mr. Hookom also received amounts due to him under our Career Development Program of $12,800 and $25,100 for the three months ended December 31, 2003, and 2002, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Hookom.

     8. Subsequent Events
On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, the Chairman and Chief Executive Officer. Consequently, compensation expense of approximately $200,000 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of his resignation.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, restrict paying dividends, maintain a minimum net worth, and limit the ability for capital expenditures. As of December 31, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on this covenant which was effective until the February 20, 2004 amendment of the credit facility.

On February 20, 2004 an amendment of our $3,000,000 credit facility agreement was executed with our lender. The credit facility has an expiration date of October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400,000.

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

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. For a more complete description of our critical accounting policies please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

RESULTS OF OPERATIONS
     Net Product Sales
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
Net product sales of $8,382,800 for the quarter ended December 31, 2003, were $443,700 or 5.0% lower when compared to the prior year sales of $8,826,500. The decrease was attributable to lower sales in Europe and the Americas offset by increased sales in Asia.

The largest sales decline was in Europe and was driven by reduced sales to Spain, Portugal, and Denmark. The decrease in these regions' sales was principally associated with the ongoing challenges of lead generation, the recruiting of new sales associates, and the retention of existing associates within these importer's territories. It is hoped that the Edge Success Program ("the Edge") which was introduced in these countries in the second and third quarter of fiscal 2003 will increase both the recruiting and retention of sales associates and distributors, similar to what has been experienced with the program in our Americas direct sales network. The Edge is an innovative, highly structured multi-step program that provides business training from the earliest level of a new recruit to the most senior level of a premier master distributor and provides incentives at each level to promote the development and retention of quality sales associates and distributors.

Asian sales increased primarily as the result of product being shipped to a new customer in Malaysia during the first quarter of fiscal 2004.

     Gross Margin
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
The gross margin for the quarter ended December 31, 2003, was $3,297,100 or 39.3% of sales as compared to $3,584,300 or 40.6% of sales in the prior year. The decrease in gross margin of $287,200 was driven by the aforementioned decreased sales volume.

     Selling, General, and Administrative ("SG&A")
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
The SG&A expenses for the quarter ended December 31, 2003, of $3,467,700 or 41.4% of sales were $16,200 or 0.5% lower when compared to the same period in the prior year of $3,483,900 or 39.5% of sales. While this variance is not considered significant, it should be noted that increased costs associated with distributor development, including developing new lead generation programs to assist our distribution network with the challenges created by the recently enacted telemarketing laws, were largely offset by lower compensation costs which followed the lower level of sales and earnings as well as expenses incurred in the prior year associated with certain growth initiatives in the Americas division.

     Interest Expense
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
Interest expense for the quarter ended December 31, 2003, was $17,300 or $3,000 higher when compared to the same period in fiscal 2003 of $14,300 and primarily reflects the increased borrowings on our line of credit when compared to the first quarter of the prior year.

     Other (income) expense, net
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
The decrease in other income from $27,500 in the prior year to $15,200 for the quarter ended December 31, 2003, was attributable to a variety of individually insignificant items.

     Income Taxes
FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003
The effective income tax rate for the quarter ended December 31, 2003, was (4.3%) compared to an effective rate of 21.7% for the same period in the prior year. The change in the effective rate was primarily attributable to the recording of a full valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2003. This valuation allowance is decreased when income is generated (increased by losses), thereby completely offsetting our federal income tax expense (benefit). The valuation allowance, which is periodically reviewed, can be partially reversed as discussed above or completely reversed when sufficient positive evidence emerges that the deferred tax assets will be utilized (positive evidence is deemed to be a sustained trend of U.S. income for financial accounting purposes). The effective tax rate of (4.3%) is associated with state franchise taxes.

     Cumulative Effect of Accounting Change
On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,450,900 to fully eliminate the carrying value of our goodwill. There was no tax effect related to this item as this charge is a permanent difference for income tax purposes. This amount is reflected, in this Form 10-Q, as a deduction from results of operations for the quarter ended December 31, 2002.

     Inflation and Pricing
Net product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities
Cash flows from operating activities provided net cash of $684,300 for the three months ended December 31, 2003, principally due to cash inflows resulting from an increase in accounts payable of $386,300, decreases in prepaid expenses and other current assets of $162,100 and $106,900, respectively, as well as net non-cash expenses of $251,300 primarily relating to depreciation and amortization of $203,300, offset by an increase in inventories of $239,800 and a net loss of $180,100.

During the last two months of our fiscal year 2003 we re-adjusted our raw material stock levels which led to a reduction in purchases as compared to the previous ten months raw material purchase average. In the first quarter of fiscal 2004 we returned to more characteristic purchasing levels thus increasing our overall payable balance for the three months ended December 31, 2003. Also impacting the payable balance were the check payments for the last week of December that were postponed until January 2004 because of the holidays.

Amortization of prepaid risk insurance was the contributing factor to the decrease in prepaid expenses, while the decrease in other current assets largely related to the receipt of a miscellaneous non-trade receivable.

Increased raw materials, primarily motors and electrical components, of $217,200 accounted for the majority of the inventories increase at December 31, 2003. Less than anticipated sales and lower then expected manufacturing through-put, as well as materials relating to new product lines, led to this increase.

     Investing Activities
Capital expenditures of $14,000 represent the entire net cash used in investing activities for the three months ended December 31, 2003, of which the largest portion relates to tooling associated with our current product line.

     Financing Activities
Net cash used in financing activities was $492,300, which included $487,000 for net repayments under the credit facility and $5,300 for payment of long-term debt.

Current working capital together with anticipated cash flows generated from future operations and our existing credit facility are believed to be adequate to cover our anticipated cash requirements including, but not limited to, debt service, capital expenditures and expenses associated with our research and development and sales projects, through September 30, 2004. At such time we anticipate the extension of our existing line of credit or the obtainment of a new credit facility; however, there can be no assurance that such credit will be available to us or if available grant as favorable terms as our current credit facility. As of January 31, 2004, there was $1,738,000 borrowed on the $3,000,000 credit facility.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, restrict paying dividends, maintain a minimum net worth and limit the ability for capital expenditures. As of December 31, 2003, we were not in compliance with our interest coverage ratio and net worth covenants, however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility.

On February 20, 2004, an amendment of our $3,000,000 credit facility agreement was executed with our lender. The credit facility has an expiration date of October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400,000.

     Cash Obligations
There have been no material changes outside the ordinary course of our business with regards to cash obligations that have not been previously disclosed in our fiscal 2003 Annual Report on Form 10-K.

SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS
During the second quarter of fiscal 2004, we engaged certain independent professionals to review relationships we had with certain affiliates. These professionals completed their review and issued a report to the special committee in February 2004. The committee is currently reviewing their recommendations. In addition, on February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, the Chairman and Chief Executive Officer. Consequently, compensation expense of approximately $200,000 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of his resignation.

FUTURE ACCOUNTING REQUIREMENTS
FASB Interpretation No. 46, Consideration of Variable Interest Entities (FIN
46): This statement was issued in January 2003 and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For those arrangements entered into after January 31, 2003, we are required to apply the provisions of FIN No. 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We are in the process of determining the effect, if any, the adoption of FIN 46-R will have on our financial statements.

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

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Net Product Sales" regarding the Edge Success Program's impact on International sales, and "Liquidity" regarding anticipated cash requirements and the adequacy of our current ability to meet those requirements. Such forward-looking statements are subject to uncertainties such as difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; dependency on key personnel and the ability to retain them; recessions in economies where we sell our products; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; changes in United States and foreign countries laws and policies affecting trade; anticipated sales trends; the ability to attract and retain Distributors and Importers; improved lead generation and recruiting; and the ability to obtain financing for the end consumer through consumer financing companies, including VCL. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of December 31, 2003, we had $896,000 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the December 31, 2003, rates and assuming no changes in outstanding debt levels from December 31, 2003 levels, we would realize an increase in our annual interest expense of approximately $4,500.

ITEM 4.  CONTROLS AND PROCEDURES
(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS
No significant changes were made to our internal controls or other factors that could significantly affect these controls during the last fiscal quarter of their evaluation referenced in paragraph (A) above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Our Common Stock was traded in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB" until February 19, 2004, the date it was removed. The removal occurred as we were no longer current with regards to our SEC filings, primarily our Form 10-K for the year ended September 30, 2003, and therefore the members of the OTC Bulletin Board could no longer quote our shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     INDEX TO EXHIBITS

3.1     Certificate of Incorporation~
        Incorporated by reference from Annual Report on form 10-K for the year ended September 30, 1995

3.2     Bylaws~
        Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003

10.01   Material Contracts~
        U.S. Bank N.A. Waiver Letter and Amendment to Revolving Credit Note dated February 20, 2004, incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2003

31.1    Rule 13a-14(a)/15d-14(a) Certification~
        Certification Pursuant to 15 U.S.C. Section 7241 for Kirk W. Foley, attached

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

(b) REPORTS ON FORM 8-K
No report on Form 8-K was filed during the quarter ended December 31, 2003. We did however furnish to the SEC a report on Form 8-K dated February 3, 2004, containing our February 3, 2004, press release to announce the resignation and replacement of our Chairman of the Board.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HMI Industries Inc.
                                                  ------------------
                                                     (Registrant)

Date:    February 20, 2004                   /s/ Julie A. McGraw
         -----------------                   -------------------------
                                             Julie A. McGraw
                                             Vice President - Chief Financial
                                             Officer