Form 10-K/A
period 2003-09-30
HMI INDUSTRIES INC
filed 2004-10-22
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     36-1202810
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)

6000 Lombardo Center, Suite 500, Seven Hills, Ohio                   44131
--------------------------------------------------                 ---------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (216) 986-8008

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                               -------------------
                      Common Stock, $1 par value per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [ ] No [X]

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

The number of shares outstanding of the registrant's common stock was 6,745,609 as of September 30, 2004.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

Index to Exhibits is found on page 43.         This report consists of 82 pages.
================================================================================

INTRODUCTORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-K/A is being filed to primarily restate certain amounts associated with our Distributor Development Program (See Note 2 to our Consolidated Financial Statements for a discussion of the restatement adjustments and the changes resulting from the restatement) and to revise disclosure and presentation of our consolidated financial statements for the years ended September 30, 2003, 2002, and 2001.

The restatement resulted in: (1) entries to correct our accounting for our Distributor Development Program, (2) entries to correct our accounting for the loss on impairment associated with certain tooling assets, (3) related effects of the Distributor Development Program correction on our deferred tax assets, and (4) expanded disclosure in Item 1 "Business" (Products and Distribution, Major Customers), Item 6 "Selected Financial Data", Item 7 "Management's Discussion and Analysis" (Results of Operations, Liquidity), Item 8 "Financial Statements and Supplementary Data", Item 9A "Controls and Procedures", Item 13 "Certain Relationships and Related Parties", Item 15 "Exhibits, Financial Statement Schedules and Exhibit Index", and the Notes to our Consolidated Financial Statements. The cumulative effect of the adjustments on our statement of operations was a $12,010 reduction in our net earnings over the period from January 1, 2001 through September 30, 2003.

As discussed in detail under the heading "Accrued Distributor Development Liabilities" we believe that these non-cash changes to our previously issued financial statements do not result in a material increase in the amount of our future obligations or our future cash needs. The restatement adjustments had no effect on our previously reported cash balances, and had no effect on our cash flows. They did however, because of the cumulative effect to our net earnings, result in violations of our debt covenants for the period ended September 30, 2003, which have been waived and the credit facility extended through December 31, 2004. See the more complete discussion of the effects of the restatement adjustments on our debt covenant compliance within the Liquidity and Capital Resources section of Management's Discussion and Analysis.

AMENDED ITEMS

We hereby amend the following items, financial statements, exhibits or other portions of our Annual Report on Form 10-K for the year ended September 30, 2003, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on February 23, 2004.

The amended items are as follows:

      - ITEM 1. BUSINESS ~ The information set forth under the caption "Business" is amended to read in its entirety as set forth at pages 4 through 11.

      - ITEM 6. SELECTED FINANCIAL DATA ~ The selected financial information for the five years ended September 30, 2003 is amended to read in its entirety as set forth at pages 15 through 16.

      - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ~ The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 16 through 29.

      - ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ~ Our consolidated financial statements and supplementary data and the report of independent accountants thereon are amended to read in their entirety as set forth at pages 29 and 48 through 80.

      - ITEM 9A. CONTROLS AND PROCEDURES ~ The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 29 through 31.

      - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ~ The information set forth under the caption "Certain Relationships and Related Transactions" is amended to read in its entirety as set forth at pages 41 through 43.

      - ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND EXHIBIT INDEX ~ The exhibits, financial statement schedules and reports on Form 8-K information is amended to read in its entirety as set forth at pages 43 through 45. The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following exhibits, filed within this report.

TABLE OF CONTENTS

INTRODUCTORY NOTE................................................................................................      1

PART I...........................................................................................................      4

   ITEM 1.  BUSINESS.............................................................................................      4
   ITEM 2.  PROPERTIES...........................................................................................     11
   ITEM 3.  LEGAL PROCEEDINGS....................................................................................     12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     12

PART II..........................................................................................................     13

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
   EQUITY SECURITIES.............................................................................................     13
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................     15
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................     16
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     29
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................     29
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................     29
   ITEM 9A.  CONTROLS AND PROCEDURES.............................................................................     29

PART III.........................................................................................................     31

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................................     31
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................     34
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....................................     38
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................     41

PART IV..........................................................................................................     43

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................     43

SIGNATURES.......................................................................................................     46

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

NARRATIVE DESCRIPTION OF BUSINESS

Consumers have become increasingly aware of the potential health concerns posed by indoor air quality, as noted in the below quoted publications:

      - According to the U.S. Environmental Protection Agency ("EPA"), most people spend as much as 90% of their time indoors and over half of that time in their own homes. The EPA has suggested that air levels of many pollutants inside one's own home may be two to five times, and sometimes 100 times, higher than outdoor levels. In addition, studies by the EPA consistently rank indoor air pollution among the top five environmental risks to public health.

      -     According to the March 2003 edition of the Fort Worth Star Telegram:
            "...what many people don't know is that indoor air pollutants and allergens play a bigger role in asthma than outdoor air pollution."

      - Health Magazine suggests two methods to help clear potentially harmful particles from our air are to "Get a good filter" and "Upgrade your vacuum."

      - In October 2003 CertifiedAllergy.com advises "Avoid reservoirs of allergens...proper filtration is extremely important to breathe healthier air."

      - In September 2003 John Kirkwood, President and Chief Executive Officer of the American Lung Association, stated that, "Exposure to particle pollution has been linked with deaths from heart and lung disease and with lung cancer. Particle pollution can also aggravate lung health problems such as asthma and chronic bronchitis causing those who suffer from those diseases to use more medication and visit their doctor more often."

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

We also support a five-year optional extended warranty on the portable surface cleaner offered by our U.S. Distributors to the end user as a sales promotion during an in home product demonstration. As an enticement to the end user to buy our product during that demonstration the five year optional extended warranty is offered to them at no cost; accordingly no revenue for this optional warranty is recognized by HMI. Our warranty reserve is recorded to provide for the above extended warranties. We do not allocate a portion of the product revenue to the extended warranty as there is no objective and reliable evidence associated with the fair value of the warranty, as we are not in the business of separately selling extended warranties on our products. In addition, a general right of return relative to the delivered product does not exist.

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

To aid in the retention of Distributors and help with the development of their professional careers and independent businesses, we developed an award winning unique training and development program called "The Edge Success Program" (the "Edge"). The Edge is an innovative, highly structured multi-step program that provides business training from the earliest level of a new recruit to the most senior level of a Premier Master Distributor. The program provides incentives at each level to promote the development and retention of quality Distributors and sales associates. Personal and professional training includes: sales and recruiting seminars, a business management correspondence course, and a week-long educational and training course called the Business Management Institute ("BMI") redesigned in conjunction with Cleveland State University in Cleveland, Ohio. BMI addresses everything from sales techniques; lead generation; personal finances; moral, legal and ethical standards; human resource compliance issues; business ownership; and more. Every Distributor that opens a Filter Queen(R) office must attend BMI. The results prove that offices operated by BMI graduates are more successful in terms of unit sales and associate retention than those operated before the inception of the program. The reward for working your way through The Edge and selling 30,000 Filter Queen(R) units is $1 million. In May of 2003 we recognized our first millionaire at our national convention. In May of 2001 we received the distinguished Education for Life Award from the Direct Selling Association for our unique and outstanding education program, The Edge Success Program. The Direct Selling Association recognizes companies in the direct selling industry that go beyond just sales training. Other companies who received this honor in the past include Tupperware, Avon and Mary Kay.

In an effort to improve our customer service to end-consumers, in fiscal 2001 we created Health-Mor at Home(TM) ("HMAH"). HMAH is a revenue generating inside sales organization selling replacement parts to Filter Queen(R) owners throughout the United States who no longer have an authorized Distributor in their area.

The implementation of several FQ@Home Service Center businesses in late fiscal 2003 and into fiscal 2004 will serve to complement our HMAH program. FQ@Home Service Centers, focused aftermarket businesses aimed at generating repeat business, are being set-up in territories with a high concentration of customers and no Distributor. These Service Centers will provide convenient proactive in-home replacement of parts and accessories for existing Filter Queen(R) customers.

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

      Marketing and Advertising

Traditionally, we have relied on our Distributors to market and sell our products to consumers. A portion of the sales of our products by our Distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end-consumers who purchase these products. Regulatory efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. In October 2003 the National Do Not Call registry became active, limiting the number of potential consumers reachable by telephone. There can be no assurance that such regulations will not further restrict telemarketing, and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the Distributors have been developing alternative methods to generate leads for in-home demonstrations. We have assisted our Distributors by creating a National Exhibit Booth Program that encourages Distributors to participate in local exhibits, tradeshows, home shows, shopping malls and fairs. As part of this program we developed a National Sweepstakes Program titled "Live Better Sweepstakes." The Sweepstakes winner will take home an automotive vehicle valued at $25 or $25 in cash. To promote the sweepstakes program, we created a portable display booth containing banners, product display pedestals, entry forms, drop boxes, posters and a "smoke machine" which demonstrates the air cleaning ability of the Defender(R). The entry forms contain a signature line that allows Distributors to contact the customer by telephone for the duration of the contest period. In addition, this program promotes brand awareness in the Distributor community.

Additionally, in October 2003 we launched a national mail lead generation program in order to generate leads and provide opportunities for our distribution network to demonstrate and sell our products. This program offers consumers the chance to win prizes and an opportunity to view a Filter Queen(R) presentation. We are sponsoring the Grand Prize of $10 and the second through fourth prizes. The Distributor is responsible for the fifth and sixth place prizes. When the customer calls, the Distributor sets an appointment to verify the winning card, delivers the prize, and has the opportunity to make a presentation of the Filter Queen Indoor Air Quality System(TM).

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

      Major Customers and Dependence on Independent Distributors

We are subject to risks specific to the individual customers with whom we do business. In fiscal 2003 no individual customer accounted for more than 10% of our product sales. In fiscal 2002 one international customer in Japan accounted for more than 10% of our product sales. This international customer's product sales were 11.9% of our total product sales. In fiscal 2001 three international customers, one each in Canada, Japan and Portugal, accounted for more than 10% each of our product sales with individual total product sales of 13.1%, 11.2%, and 10.2%, respectively.

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

ITEM 2. PROPERTIES

The following table sets forth the location, character, and size (in thousands of square feet) of the real estate we used in our operations at January 31, 2004:

                                                                                                         Square
        Location                                       Character                                          Feet
        --------                                       ---------                                          ----
United States of America~
  Strongsville, Ohio                    Leased office, manufacturing, and warehouse space                 73.0
  Seven Hills, Ohio                     Leased office space                                               15.7

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

A summary of the quarterly high and low bid price of our common stock on the OTC Bulletin Board for the years ended September 30, 2003, and 2002, are as follows:

2003

                High [1]                 Low [1]
                --------                 -------
1st Quarter       $ 0.70                  $ 0.18
2nd Quarter       $ 0.65                  $ 0.41
3rd Quarter       $ 0.65                  $ 0.51
4th Quarter       $ 1.05                  $ 0.55

2002

                High [1]                  Low [1]
                --------                  -------
1st Quarter       $ 1.01                   $ 0.70
2nd Quarter       $ 0.80                   $ 0.51
3rd Quarter       $ 0.83                   $ 0.58
4th Quarter       $ 0.65                   $ 0.46

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

Securities Authorized for Issuance Under Equity Compensation Plans. Information about HMI equity compensation plans at September 30, 2003, was as follows (shares in thousands):

                                                                                                Number of shares
                                               Number of shares to                             remaining available
                                                  be issued upon        Weighted average       for future issuance
                                                   exercise of          exercise price of         under equity
               Plan Category                   outstanding options     outstanding options     compensation plans
               -------------                   -------------------     -------------------     ------------------
Equity compensation plans approved by
shareholders (a)                                       1,024                  $1.21                       -(b)
                                                       -----                  -----                    ----
Equity compensation plans not approved by
shareholders (c)                                         135                  $5.91                       -
                                                       -----                  -----                    ----
Total                                                  1,159                  $1.76                       -

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data for each of the last five fiscal years and reflects the restatement adjustments, for the years ended September 30, 2003, 2002, and 2001, described in the introductory note to this annual report as well as in Note 2 to our Consolidated Financial Statements included in this annual report. Such data should also be read in conjunction with "Management's Discussion and Analysis" and our audited Consolidated Financial Statements included in this annual report. Please read
Note 2 of the Consolidated Financial Statements for additional information about the restatements.

In thousands except per share amounts, stock prices and ratios

                                             Restated        Restated      Restated
                                               2003            2002          2001          2000         1999
                                            ----------      ----------    ----------     ---------    ---------
Net product sales                           $   30,170      $   34,524    $   31,527     $  34,621    $  36,927
Cost of product sold and SG&A expenses      $   35,334(o)   $   35,889    $   32,676     $  33,515    $  38,447
Loss on impairment of asset                 $    1,711(1)   $        -    $        -     $       -    $   2,665
Other (income) expense, net                 $     (105)     $      430    $      272     $      (6)   $     (60)
(Loss) income from continuing operations
  before taxes and cumulative effect of
  accounting change                         $   (6,770)     $   (1,795)   $   (1,421)    $   1,112    $  (4,125)
(Loss) income margin from continuing
  operations before taxes and cumulative
  effect of accounting change                    (22.4%)          (5.2%)        (4.5%)         3.2%       (11.2%)
Provision (benefit) for income taxes        $       18      $       38    $    3,672(2)  $    (353)   $     116
Income tax rate                                   (0.3%)          (2.1%)      (258.4%)       (31.7%)       (2.8%)
(Loss) income from continuing operations
   before cumulative effect of
   accounting change                        $   (6,788)     $   (1,833)   $   (5,093)    $   1,465    $  (4,241)
(Loss) income margin from continuing
  operations before cumulative effect of
  accounting change                              (22.5%)          (5.3%)       (16.2%)         4.2%       (11.4%)
Cumulative effect of accounting change      $   (5,451)(3)  $        -    $    4,943(4)  $       -    $       -
Gain (loss) on disposals                    $        -      $        -    $        -     $     425    $    (375)
Net (loss) income                           $  (12,239)     $   (1,833)   $  (10,036)    $   1,890    $  (4,616)
Net (loss) income margin                         (40.6%)          (5.3%)       (31.8%)         5.5%       (12.4%)

Per Share Data - Basic and Diluted:
(Loss) income from continuing operations
   before cumulative effect of
   accounting change                        $    (1.01)     $    (0.27)   $    (0.76)    $    0.24    $   (0.81)
Cumulative effect of accounting change      $    (0.81)     $        -    $    (0.74)    $       -    $       -
Gain (loss) on disposals                    $        -      $        -    $        -     $    0.07    $   (0.07)
Net (loss) income                           $    (1.82)     $    (0.27)   $    (1.50)    $    0.31    $   (0.88)

Weighted Average Number of Common
  Shares Outstanding:
   Basic                                         6,744           6,719         6,691         6,113        5,263
   Diluted                                       6,744           6,719         6,691         6,140        5,263

Total Assets                                $   10,668      $   17,430    $   16,979     $  20,843    $  17,465
Long-Term Debt                              $       11      $       33    $       75     $      71    $       -
Stockholders' Equity                        $   (8,754)     $    2,577    $    4,419     $  14,394    $  10,326
Working Capital                             $    1,444      $      992    $      580     $    4137    $     987

Ratio of Current Assets to Current
  Liabilities                                     1.22            1.16          1.09          1.67         1.15
(Loss) Income as a Percent of Average
  Stockholders'(Deficit) Equity                 (396.1%)         (52.4%)      (106.7%)        15.3%       (37.8%)
Stock High(a)                                   1 1/20           1 1/5       1 11/16         1 3/4        2 1/4
Stock Low(a)                                     13/50           25/49         11/16           1/2            1

(o) This amount includes a $905 write-off, recorded during the second quarter, relating to cumulative translation adjustments associated with the liquidation of our Canadian subsidiary. In addition it includes a $300 reserve for obsolete inventory associated with impaired tooling. See Note 1 for further information.

(1) During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets, and related patents and trademarks, approximating $1,711. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,711 as of September 30, 2003.

(2) In the second quarter of fiscal 2001, we concluded that a full valuation allowance for our deferred tax assets was required. Accordingly, we recorded a non-cash charge in the second quarter of fiscal 2001 of $6,118 to increase our valuation allowance for our deferred tax assets. See Note 6 for further information.

(3) As of October 1, 2002, a full impairment of the goodwill recorded on HMI's books was recorded through a non-cash charge of $5,451. Such charge is non-operational in nature. See Note 1 for further information.

(4) In the second quarter of fiscal 2001 a non-cash charge of $4,943 was recorded on HMI's books to reflect the adoption of the Emerging Issues Task Force EITF 01-9, Accounting for consideration Given by a Vendor to a Customer relative to our distributor development program.

(a)Represents closing price of stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Item 7 of Management's Discussion and Analysis has been revised to reflect the restatement of our Consolidated Financial Statements for the years ended September 30, 2003, 2002 and 2001. Refer to the Introductory Note to this Form 10-K/A - "Restatement of Prior Financial Information" and Note 2 of our Consolidated Financial Statements for a further discussion of the restatement adjustments and changes resulting from the restatement.

      Accrued Distributor Development Liabilities

As discussed in Note 2 to the Consolidated Financial Statements, EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" was issued in 2001. We did not consider the implications of this accounting pronouncement to our $1,000 award associated with our Distributor Development Program, otherwise known as our Edge Success Program. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the years ended September 30, 2003, 2002 and 2001, this adjustment
(i) decreased sales by $4,369, $2,589 and $1,009, respectively, and (ii) decreased selling, general and administrative expenses by $713, $191 and $79, respectively. In addition, in the second quarter of fiscal 2001, $4,943 was recorded which represented the cumulative effect of the adoption of EITF 01-9 since the inception of the Program in 1997.

      Tooling Assets

In 2003, we performed an analysis on the potential impairment of certain tooling assets. We concluded from our analysis, which was based upon the held and used model, that the tooling assets were fully impaired and accordingly we recorded an impairment charge of $1,613 as of September 30, 2003. We inadvertently omitted impairment charges of $98 for patents and trademarks relating to these tooling assets and have reflected such additional impairment in the restated 2003 consolidated financial statements.

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result, we reversed the original impairment recorded in fiscal 2003.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows.

Summary of Restatement Adjustments by Type

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              2003            2002         2001
                                                                            --------       ---------     --------
(Increase) decrease to net loss-
 DISTRIBUTOR DEVELOPMENT LIABILITIES:
    Revenues                                                                $ (4,369)      $  (2,589)    $ (1,009)
    Selling, general and administrative  expenses                                713             191           79
    Interest expense                                                               -               -           15
    Cumulative effect of accounting change                                         -               -       (4,943)

  TOOLING ASSET IMPAIRMENT
    Loss on impairment of asset                                                  (98)              -            -

  DEFERRED TAX ADJUSTMENT
    Provision for income taxes                                                 4,038             227       (4,265)
                                                                            --------       ---------     --------
Total effect of restatement on net loss                                     $    284       $  (2,171)    $(10,123)
                                                                            ========       =========     ========

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

During the fourth quarter of fiscal 2003 we performed an analysis on the potential impairment on certain tooling assets, and related patents and trademarks, approximating $1,711 which related to a potential new product. An additional $98 for patents and trademarks was added to this impairment charge as part of our restatement. See Note 2 to the Consolidated Financial Statements. Based upon our analysis, we concluded that the tooling assets were fully impaired as of September 30, 2003; this conclusion was based upon the held and used model which includes significant assumptions regarding future cash flows and utilizes a model of weighted probability cash flow projections over the estimated life of the product. Scrap value for these assets was determined to be nominal; accordingly a $1,711 impairment of this asset was recorded as of September 30, 2003, to write the assets down to their net realizable value. This product will not have any additional resources devoted to its refinement and completion, nor will the product be marketed or sold as an ongoing part of our product portfolio. As a result the impairment is not expected to have an impact on future revenue or net income. Different assumptions or different weightings of the projected cash flows could significantly impact our conclusion concerning the impairment of such assets.

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

Periodically and when indicators suggest we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2003, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is still required against the net U.S. deferred tax assets at September 30, 2003.

The valuation allowance has been subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. A sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

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

RESULTS OF OPERATIONS - 2003 COMPARED WITH 2002

PRODUCT SALES- Product sales, less returns and allowances, of $34,539 for the year ended September 30, 2003, were $2,574 or 6.9% lower when compared to the prior year sales of $37,113. The decrease in sales was primarily attributable to reduced international sales, largely

Asia, and the cessation of the National Advertising Campaign ("NAC"), offset by increased revenues in the Americas distributor network of $2,466.

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

Product sales after returns and allowances were not materially impacted by changing prices.

DISTRIBUTOR DEVELOPMENT PROGRAM- The reduction to product sales associated with the Distributor Development Program for the year ended September 30, 2003 was $4,369 compared to $2,589 in fiscal 2002, a $1,780 increase. This increase was primarily a result of making the international market part of the Program during the first quarter of fiscal 2003 which accounts for approximately $1,350 of the $1,780 increase in sales reduction. See Note 2 to our Consolidated Financial Statements for a further discussion of the accounting pertaining to this program.

GROSS MARGIN, EXCLUSIVE OF DISTRIBUTOR DEVELOPMENT PROGRAM- The gross margin, exclusive of distributor development program costs, for the year ended September 30, 2003, was $13,514 or 39.1% of sales as compared to $15,815 or 42.6% of sales in 2002, a decrease of $2,301. Approximately $1,256 of the decrease in gross margin was associated with the cessation of the NAC. The balance of the decrease was primarily the result of an unfavorable volume variance due to lower international sales, increased Defender(R) warranty costs of $167 largely associated with certain international markets that utilize peak demand electricity transmission and control systems, and an additional charge of $299 related to obsolete inventory associated with impaired tooling, of which the unfavorable international sales volume variance was the largest.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")- SG&A expenses of $13,404 for the year ended September 30, 2003, were favorable to fiscal 2002 expenses of $14,591 by $1,187. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned NAC of approximately $2,334, costs associated with the Form 13D that was filed by a group led by our current Chairman, Kirk W. Foley, with the Securities and Exchange Commission in the prior year of $435, and reduced outside consulting expenses of $235. These decreases were partially offset by increased costs of $1,223 associated with the training, development, and retention of our Americas and International networks as well as expenses approximating $871 associated with certain growth initiatives in the Americas division.

LOSS ON IMPAIRMENT OF ASSET- During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets, and related patents and trademarks. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,711 as of September 30, 2003, as the scrap value for these assets was determined to be nominal.

LOSS ON LIQUIDATION OF SUBSIDIARY- During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $905 for cumulative translation adjustments associated with this subsidiary.

INTEREST EXPENSE- Interest expense for fiscal year 2003 was $53 or $33 lower than the fiscal 2002 amount of $86 due primarily to lower interest expense associated with our line of credit whose balance was on average lower than the prior year. It was also impacted by reduced interest expense on our capital lease obligations which reflects lower outstanding balances compared to those in fiscal 2002.

OTHER (INCOME) EXPENSE, NET- The increase of $502 in other (income) expense, net, from $344 of expense in fiscal 2002 to $158 of income for the year ended September 30, 2003, largely resulted from the absence of goodwill amortization associated with the adoption of SFAS No. 142 (see Note 1 to the Consolidated Financial Statements).

INCOME TAXES- The effective income tax rate for the year ended September 30, 2003, was (0.3%) compared to (2.1%) in fiscal 2002. This difference was driven by pre-tax earnings as the tax expense recorded was not material in either year as a result of a full valuation allowance against our deferred tax assets.

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

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001

PRODUCT SALES- Product sales, less returns and allowances, of $37,113 for the year ended September 30, 2002, were $4,577 or 14.1% higher when compared to the prior year sales of $32,536. The increase in sales was primarily attributable to increased revenues in the Americas and Asia offset by decreased sales in Canada and Europe. The Americas, backed by a stronger distribution network and our National Advertising Campaign ("NAC"), was the largest contributor to this sales increase.

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

Product sales were not materially impacted by changing prices.

DISTRIBUTOR DEVELOPMENT PROGRAM- The reduction to product sales associated with the Distributor Development Program for the year ended September 30, 2002 was $2,589 compared to $1,009 in fiscal 2001, a $1,580 increase. Increased sales volume in the U.S. distribution network accounted for approximately $5,474 of the higher sales reduction, offset by $2,359 in termination gains resulting from the high routine turnover of sales associates found in the vacuum cleaner direct selling business. See Note 2 to our Consolidated Financial Statements for a further discussion of the accounting pertaining to this program.

GROSS MARGIN, EXCLUSIVE OF DISTRIBUTOR DEVELOPMENT PROGRAM- The gross margin, exclusive of distributor development program costs, for the year ended September 30, 2002, was $15,815 or 42.6% of sales as compared to $13,166 or 40.5% of sales in 2001. This increase in the gross margin of $2,649 was principally attributable to the higher sales volume and improved product mix, in part driven by a higher proportion of Defender(R) versus Majestic(R) sales, over the prior year, partially offset by unfavorable plant spending largely associated with increased salaries and depreciation.

SELLING, GENERAL, AND ADMINISTRATIVE- SG&A expenses for the year ended September 30, 2002, of $14,591 were unfavorable to the fiscal 2001 expenses of $13,306 by $1,285. The increase in SG&A expenses was largely attributable to the $1,382 of expenses associated with our aforementioned NAC initiative and non-recurring expenses of $435 relating to the Schedule 13D that was filed with the Securities Exchange Commission on October 19, 2001, and later amended on December 24, 2001. Increased sales commissions and certain accrued benefit expenses, which followed the increased level of sales and earnings, also impacted it. Offsetting these increases were reduced professional fees of $346 relating to non-recurring expenses, incurred during fiscal 2001 associated with the evaluation of potential growth opportunities, as well as the costs associated with certain career development programs and activities and reduced outside consulting.

INTEREST EXPENSE- Interest expense for fiscal year 2002 and 2001 was $86 and is primarily associated with interest from our credit facility.

OTHER EXPENSE (INCOME)- The increase in other expense (income), net, from $186 in fiscal 2001 to $344 for the year ended September 30, 2002, primarily resulted from a franchise tax refund received in 2001 from a former legally dissolved subsidiary as well as a decrease of other income associated with the cessation of the financing of end user purchase contracts by HMI.

INCOME TAXES- The effective income tax rate for the year ended September 30, 2002, was (2.1%) compared to (258.4%) in fiscal 2001. This difference was driven by the recording, in 2001, of a full valuation allowances against the deferred tax assets. In addition, the prior year provision was also impacted by IRS audits and settlements that were not required in the current year tax provision.

The effective rate for fiscal 2001 was primarily attributable to the reversal of income tax reserves and the recording, during the second fiscal quarter of 2001, of full valuation allowances against the deferred tax assets. During the second quarter of fiscal 2001, the Internal Revenue Service informed us that examinations for fiscal years 1994 through 1997 were completed. As the examinations resulted in minimal impact to the financial statements, we recorded a benefit of $445 for the reversal of income tax reserves associated with these fiscal tax years. The effective rate absent the reversal of these income tax reserves would have been (289.7%).

The valuation allowance in 2001 increased from $849 to $7,496 due to the recording of full allowances against domestic net deferred tax assets in addition to the allowance previously set up for Canadian deferred tax assets. Periodically, and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the three years of cumulative losses including the results in 2001, our retained deficit and a market capitalization that is less than our book value, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance was required against the net U.S. deferred tax assets at September 30, 2001. The valuation allowance will be subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. a sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities provided net cash of $954 for the year ended September 30, 2003, which reflects a net loss of $12,239 offset by non-cash charges of $12,783 and an increase in operating assets and liabilities of $410.

Non-cash charges consist primarily of $5,451 related to the cumulative effect of accounting change from our adoption of SFAS 142, $3,969 resulting from the new accounting associated with our distributor development program, $1,711 associated with the impairment of certain tools and molds, $905 associated with the loss on the liquidation of our Canadian subsidiary, and $744 in depreciation and amortization expense.

The increase in operating assets and liabilities principally relates to increases in accrued expenses and other liabilities of $536 associated with sales contests and other distributor programs, the distributor development program liability of $200 related to the short term amount to be paid in fiscal 2004 to our first Edge Program achiever, and accounts payable of $186.

Offsetting the increase in liabilities was a $518 increase in inventories. Both finished goods and raw materials were driving factors in the increase in inventories. Increases in safety stock, primarily demonstration supplies, and lower than anticipated sales in our international markets accounted for the increase in finished goods. Lower international sales in our third and fourth quarters as well as the purchase of printed materials for the international promotion of our Edge Success Program lead to increased raw materials. This increase was offset by a $300 increase in the obsolescence reserve for raw materials associated with impaired tooling assets.

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

Our $3,000 credit facility agreement includes various covenants that limit our ability to incur additional indebtedness, restricts paying dividends and limits capital expenditures, and requires we maintain a minimum net worth. As of September 30, 2003, we were not in compliance with our interest coverage ratio, and net worth covenants; however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility. We were required to maintain an interest coverage ratio of greater than or equal to
5.0 to 1.0 interest to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a net worth of at least $7,400, calculated quarterly and increasing by 50% of net income annually.

On February 20, 2004, an amendment of our credit facility agreement was executed with our lender. The expiration date was extended to October 15, 2004. The amended agreement carried the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses from the 5.0 to 1.0 ratio, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

The cumulative effect of the adjustments on our statement of operations associated with the restatement of our financial statements was a $12,010 reduction in our net earnings over the period from January 1, 2001 through September 30, 2003. Such an earnings reduction caused us to be in default of our $2,400 tangible net worth covenant. In addition we have violated our financial reporting requirements to the bank as the restatement process has delayed any subsequent filings of our public statements with the Securities and Exchange Commission since our first fiscal quarter of 2003. Our credit agreement covenants require that our statements be filed quarterly with the bank within 45 days of the end of each quarter.

On October 15, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The bank has agreed to extend the maturity date of the loan until December 31, 2004. In addition the bank provided a waiver for the aforementioned covenant and financial reporting violations. The amended agreement carries an interest rate of prime plus one percent and covenants similar to the previous amended loan agreement, with the exception of the tangible net worth covenant which was eliminated through the maturity date of the loan.

We are actively seeking finance sources to replace the credit facility prior to its expiration. If we cannot replace the credit facility prior to December 31, 2004, we currently anticipate that we will have sufficient liquidity to repay the credit facility and cover all our cash needs through March 31, 2005.

As of September 30, 2004, there was $962 borrowed on the $3,000 credit facility.

CASH OBLIGATIONS- Set forth below, in tabular form, is information as of September 30, 2003, for the periods indicated concerning our obligations and commitments to make future payments under long-term obligations:

                                               Total       2004       2005    2006     2007     2008
                                               -----       ----       ----    ----     ----     ----
Line of credit                                 $1,383     $1,383     $  -     $  -     $  -     $  -
Long-term debt                                     33         22       11        -        -        -
Operating leases                                1,176        859      267       43        4        3
Earned distributor development
  program awards                                  800        200      200      200      200        -
Distributor development awards
  earned subsequent to fiscal 2003              1,000        200      200      200      200      200
                                               ------     ------     ----     ----     ----     ----
                                     Total     $4,392     $2,664     $678     $443     $404     $203
                                               ======     ======     ====     ====     ====     ====

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

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

Pursuant to EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" we changed the way we account for the potential one million dollar award for the Edge Success Program ("Program"). Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified the probability of distributors reaching the goal (in aggregate) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid the Master Distributors in their retirement/succession plan, and promote growth and retention within the new Distributor network. Because of these original intentions and the long-term nature of this Program, management did not, in 2001, consider the implications of EITF 01-9 (which deals with several aspects of revenue recognition when awards or refunds are paid to customers) to the Program and therefore EITF 01-9 was not adopted at that time. However, as we recently became aware of the implications of EITF 01-9 to us, it was determined that EITF 01-9 should have been adopted in 2001 as required. This conclusion was based on the fact that because HMI is selling to distributors, any monetary amounts that are paid to the distributors, pursuant to a program that is geared to volume of sales falls within EITF 01-9.

EITF 01-9 states that any such amounts accrued must be reflected in the income statement as a reduction of sales rather than selling expense. Prior to adoption, we had been recognizing the expense associated with this obligation as a selling expense. It also sets out the standard that a liability should be recognized based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. Breakage (the amount of distributors who will not reach the goal) should be estimated only if it can be reasonably estimated. EITF 01-9 indicates that the ability to make a reasonable estimate depends on many factors. Certain factors (such as a relatively long period in which a particular rebate or refund may be claimed, as is in the case of our Program) may indicate that the liability cannot be reasonably estimated. Related guidance states that if recurring variances between the actual and estimated amount of refunds are immaterial to either revenue or net income in quarterly or annual financial statements then the item is considered reasonably estimable. Over eleven quarters ended September 30, 2003 to which EITF 01-9 applies, our average actuarial gain (loss) may or may not be deemed material; however, on an individual quarter-by-quarter basis the significant volatility of the actuarial gains/loss to pre-tax income was deemed material to our financial results. Therefore we concluded breakage from that perspective may not be reasonably estimated and we could not use our actuarial method.

This results in our recording a liability related to every qualifying sale and only derecognizing such liability (i.e. the accrual is eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. The application of EITF 01-9 requires a $12,958 accrual at September 30, 2003, to reflect the future obligation associated with the Program since the effective adoption of EITF 01-9. This amount was determined by multiplying the percentage of attainment of the 30,000 unit goal for every eligible distributor by the present value of five payments of $200,000, discounted at a risk adjusted interest rate.

We have been operating with a distributor network for over seventy years and we implemented the Program in 1997. During those periods we have closely monitored the distributor network and the turnover rate in the network. Based on that accumulated knowledge, we believe that application of EITF 01-9, which requires accruing on each sale as if every distributor involved with the sale was going to earn the $1 million award, results in the recognition of an obligation we believe will be significantly in excess of the payouts from the Program for the foreseeable future. This is due to the assumption inherent in the maximum accrual calculation that every distributor involved with a sale will qualify to earn the award. Our history shows this not to be the case. During the twelve quarters ended September 30, 2003, our turnover rate was, on average, more than 50%. For example, the participants in the Program from the Americas network who left the Program during the twelve months ended September 30, 2003 represented an accrual of over $2,000 and that period was not a period of extraordinary turnover. Because we measure the accrual quarterly, departures may cause quarterly results to vary greatly. In addition, the criteria for derecognizing the accrual for any distributor requires that the distributor has lost eligibility to participate in the Program.

We have been funding the actuarially determined present value of total award payouts calculated on an aggregate basis under this program since September 2000 and such fund had a balance of $946 as of September 30, 2003. It is our intention to continue to fund the projected stream of cash payouts subject to our cash flow model based on our aggregate actuarial model, which will continue to be updated annually by our independent actuaries based on our experience. These funds are maintained in a short term investment account and recorded as cash and cash equivalents in our Consolidated Balance Sheets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As a result of questions from the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"), we decided to restate our previously issued financial statements. In preparation of our response to the SEC, our Principal Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our senior management, conducted a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of that re-evaluation, we have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) were not effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act') were recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Specifically, our disclosure controls and procedures were found to be ineffective in identifying the proper accounting treatment for recording reductions in sales, resulting from credits earned by our distributors toward payment under the Program. With respect to these reductions, we were not aware of the provisions of EITF 01-9 that required recognition of such credits for payments to our distributors as reduction of sales. In addition, as originally recorded prior to the effective implementation of EITF 01-9, we believed such charges were reasonably estimable, and accordingly, had not recorded the maximum liability.

Primarily in response to the matters identified as restatement adjustments resulting from the adoption of EITF 01-9, management has taken significant steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above errors by taking the following steps, among others:


      - Creation of a position within the Finance department with a prime responsibility being the ongoing research and analysis of all new accounting pronouncements and their implications to our Company. The analysis of the new pronouncements will be reviewed with the Chief Financial Officer, Corporate Controller and outside accountants to assess their applicability to the financial statements and disclosure requirements necessary to meet the requirements of the SEC and generally accepted accounting principles.

      - Quarterly, our disclosure committee, which includes a cross functional team of senior personnel from the legal and finance areas, meets to review SEC periodic filings for adequacy of disclosure and communicates material findings to the executive management. To complement this committee, we have instituted enhanced processes with our new independent accountants to better ensure that all levels of recently issued Generally Accepted Accounting Principles, including new EITF's, are communicated to finance management so that their applicability to our financial disclosure and related statements can be timely evaluated.

There can be no assurances; however, that new problems will not be found in the future. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within HMI have been detected.

Subsequent to the end of the period covered by this report, after the need for a restatement of our previously issued financial statements was determined, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures by senior management. Based on that evaluation, our management, including the Principal Executive Officer and Chief Financial Officer, concluded that these procedures and controls are effective, given the cautions stated above.

(B) CHANGES IN INTERNAL CONTROLS

Since the end of the period covered by this report, we have made the changes in our internal controls described above. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

Robert Breadner, age 48, is a private investor. He was President and Chief Executive Officer of Breadner Trailer Sales Ltd., a distributor of transport trailers for the trucking industry, for over five years until the sale of the company in 2001.

Kirk W. Foley, age 61, became a director in 2002 and Chairman of the Board in 2004. Mr. Foley has been the Chairman and Chief Executive Officer of Tube Fab Ltd., a company that shapes, bends, and machines metal tubing since 1997. From 1989 to 1997 Mr. Foley served as Chairman or President and as Chief Executive Officer of the Company. He also served as a director of the Company from 1988 to 1997. He is the father of Wesley Eric Foley, a director of HMI.

Wesley Eric Foley, age 34, became a director in 2003. He has been director of sales and marketing for Tube Fab Ltd., a company that shapes, bends, and machines metal tubing since 2000. From 1993 to 2000 he held several international sales and marketing positions with the Company. He is the son of Kirk W. Foley, Chairman of the Board and a director of HMI.

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

Ivan J. Winfield, age 69, became a director in 1995. He is an independent business and financial consultant and since 1995 also has been an Associate Professor at Baldwin-Wallace College in Berea, Ohio. Mr. Winfield was a partner of Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers (the Company's auditors) from 1970 to 1994. Mr. Winfield is a director of Boykin Lodging Company.

EXECUTIVE OFFICERS

Name                  Age             Position and Terms of Service as Officer
------------------    ---   --------------------------------------------------
Kirk W. Foley         61    Chairman (1)
John A. Pryor         60    President and Chief Operating Officer (2)
Julie A. McGraw       39    Vice President, Chief Financial Officer, Treasurer
                            and Assistant Secretary (3)
Joseph Najm           45    Vice President-Operations (4)
Daniel J. Duggan      43    Vice President (5)
Darrell Weeter        47    Vice President (6)
John S. Meany, Jr.    57    Vice President and Secretary (7)

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

ITEM 11. EXECUTIVE COMPENSATION (NOT IN THOUSANDS)

SUMMARY COMPENSATION TABLE

                                                                                              Long Term              All Other
                                                       Annual Compensation             Compensation Awards (4)     Compensation
                                            -----------------------------------------  ----------------------      ------------
                                                                         Other Annual
                                                                         Compensation   Restricted     Stock
 Name and Principal Position      Year      Salary (1)     Bonus (2)       ($) (3)       Stock ($) Options (#) (5)
 ---------------------------      ----      ----------    ------------   ------------   ---------- ---------------
John A. Pryor (9)                 2003      $ 240,254     $  51,639             -              -             -       $ 6,591 (10)
President                         2002      $ 227,559     $  79,174             -              -             -       $ 5,784 (10)
                                  2001      $  13,641             -             -              -       150,000       $ 1,608 (10)

Joseph L. Najm(11)                2003      $ 149,368     $  26,197             -              -             -       $ 4,226 (10)
Vice President-Operations         2002      $ 143,825     $  56,846             -              -             -       $ 4,096 (10)
                                  2001      $ 132,392             -             -              -        50,000       $ 3,780 (10)

Darrell Weeter (12)               2003      $ 488,087             -             -              -             -       $ 5,185 (10)
Vice President; President,        2002      $ 411,715     $  16,729             -              -             -       $ 5,409 (10)
Americas Sales Division           2001      $ 317,505     $  11,667             -              -        40,000       $ 5,250 (10)

Daniel J. Duggan (13)             2003      $ 365,087             -             -              -             -       $ 4,800 (10)
Vice President; President,        2002      $ 312,569     $  16,729             -              -             -       $ 4,053 (10)
International Sales Division      2001      $ 226,606             -             -              -        40,000       $ 3,603 (10)

James R. Malone (6)               2003      $ 209,661     $  44,685     $  59,320              -             -       $30,742 (7)
Chairman and Chief                2002      $ 211,711     $  73,650     $  60,020              -             -       $28,300 (8)
Executive Officer                 2001      $ 343,986             -     $  70,597              -       100,000       $28,300 (8)

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

                                  NUMBER OF SHARES OF
                                COMMON STOCK UNDERLYING                      VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                SEPTEMBER 30, 2003 (1)                      SEPTEMBER 30, 2003 (2)
                                ----------------------                      ----------------------
NAME                        EXERCISABLE        UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
----                        -----------        -------------         -----------           -------------
John A. Pryor                 100,000              50,000                $0                      $0
Joseph L. Najm                 43,333              16,667                $0                      $0
Darrell Weeter                 64,166              13,334                $0                      $0
Daniel Duggan                  86,666              13,334                $0                      $0
James R. Malone               343,332              58,334                $0                      $0

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

We have employment agreements with each of the named executive officers, except our former Chairman, under which they are to receive one year's salary in the event of termination of employment without cause. Certain of our executives also have agreements which provide that in the event of termination of employment without cause (other than for death or disability or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement); the executives are to receive compensation equal to one years' base salary.

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

      [PERFORMANCE GRAPH]

                         1998        1999        2000        2001         2002        2003
                        -------     -------     -------     -------     -------     -------
HMI Industries Inc.     $100.00     $100.00     $ 64.29     $ 65.71     $ 29.14     $ 46.29
New Peer Group          $100.00     $117.99     $ 89.74     $ 71.72     $ 91.72     $122.81
Old Peer Group          $100.00     $213.87     $172.14     $117.25     $104.14     $123.85
NASDAQ Market Index     $100.00     $163.15     $216.67     $ 88.55     $ 69.59     $106.64

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

Name & Address of Beneficial Owners as of              Number of Shares                  % of Common
            September 30, 2003                        Beneficially Owned                    Stock
-----------------------------------------------       ------------------                 -----------
Barry L. Needler                                          1,860,000(1)(2)                 27.57%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Steeplechase Corp. (3)                                    1,709,250                       25.34%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk. W. Foley                                            2,894,044(4)                    42.90%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

Amherst Tanti U.S. Inc. (5)                                 520,148                        7.71%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

James R. Malone                                             621,738(6)                     8.77%
5150 N. Tamiami Trail
Suite 600
Naples, FL 34103

U.S. Bancorp                                                546,015(7)                     8.09%
800 Nicollet Mall
Minneapolis, MN  55402

John S. Meany, Jr.                                          528,479(8)                     7.83%
9200 S. Winchester Ave.
Chicago, Illinois 60620

Robert J. Williams                                          466,937                        6.92%
50 Midtown Park East
Mobile, AL  36606

Thomas N. Davidson                                          378,692(9)                     5.61%
7 Sunrise Cay Drive
Key Largo, FL  33037

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

                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)
-------------------------------------------------------------------------------------------------------
                                          Direct            Exercisable
       Name of Beneficial Owner         Ownership           Options (2)         Total        Percent (3)
       ------------------------         ------------        ----------          -------      ----------
Robert Breadner                             2,700                     0           2,700               *
Daniel J. Duggan                          216,550                86,666         303,216           4.44%
Kirk W. Foley                           2,894,044 (4)                 0       2,894,044          42.90%
Wesley Eric Foley                           3,437                     0           3,437               *
James R. Malone                           278,406 (5)           343,332         621,738           8.77%
Joseph L. Najm                             22,000                43,333          65,333               *
John A. Pryor                              53,752 (6)           100,000         153,752           2.25%
Murray Walker                             258,100 (7)            15,000         273,100           4.04%
Darrell Weeter                             85,625                64,166         149,791           2.20%
Ivan J. Winfield                           15,000 (8)           115,000         130,000           1.89%
All Executive Officers and
  Directors as a Group                  4,111,493               826,663       4,938,156          65.21%

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

Darrell Weeter has served for many years as President of FVS, Inc. a distributor of products manufactured by us and which is owned by Mr. Weeter and his wife. For the fiscal years ended September 30, 2003, 2002 and 2001, FVS, Inc. purchased, at Master Distributor pricing, a total of $78, $100 and $107 respectively in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $132, $126 and $165 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides ("DPO's") collected by us from Distributors that were brought into the business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $3 and $12 as of September 30, 2003, and 2002, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Balance Sheets as of September 30, 2003, and 2002.

Derek Hookom, became an employee of HMI on January 1, 2003. Mr. Hookom is also a distributor of products manufactured by HMI. For the fiscal years ended September 30, 2003, 2002 and 2001, Summit Air purchased, at Master Distributor pricing, a total of $254, $604 and $1,133 respectively in products from us. Under the terms of Mr. Hookom's employment agreement, Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $173 of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the fiscal year ended September 30, 2003. Mr. Hookom also received DPO's due to him under our Career Development Program of $102, $58 and $1, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Hookom. The total DPO's still owed to Mr. Hookom was $38 as of September 30, 2003. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of September 30, 2003.

The above amounts are not considered to be significant to the financial statements as a whole and therefore have not separately identified in the Consolidated Condensed Balance Sheets, Statements of Operations or Statements of Cash Flow.

For information regarding a transaction involving Kirk Foley, please see "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

      1.    FINANCIAL STATEMENTS AND RELATED SCHEDULES:

                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Registered Public Accounting Firm                   47

Consolidated Balance Sheets as of September 30, 2003, and 2002            48

Consolidated Statements of Operation for the years ended September
 30, 2003, 2002, and 2001                                                 49

Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 2003, 2002, and 2001                                       50

Consolidated Statements of Cash Flow for the years ended September
 30, 2003, 2002, and 2001                                                 51

Notes to Consolidated Financial Statements                                52

Schedule II - Valuation and Qualifying Accounts and Reserves              82

      Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements, the notes thereto, or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      2.    EXHIBIT LIST:

Exhibit
Number    Description
------    ---------------------------------------------------------------------------------
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

 9.0      Voting Trust Agreement~

            Stockholders Voting Agreement, incorporated by reference from Form 13-D filed on October 19, 2001

10.00     Material Contracts~

          U.S. Bank N.A. $2,000,000 Revolving Credit Note, incorporated by reference from
          Form 10-Q for the quarter ended June 30, 2001

10.01     Material Contracts~

          U.S. Bank N.A.$1,000,000 Revolving Credit Note, incorporated by reference from
          Form 10-Q for the period ended March 31, 2002

10.02     Material Contracts~

          Amendment to U.S. Bank N.A. $1,000,000 Revolving Credit Note, incorporated by reference from Form 10-K for the year ended September 30, 2002

10.03     Material Contracts~

            Amendment to U.S. Bank N.A. $2,000,000 Revolving Credit Note, incorporated by reference from Form 10-Q for the quarter ended December 31, 2002

10.04     Material Contracts~

            Amendment to U.S. Bank N.A. $2,000,000 Revolving Credit Note, incorporated by reference from Form 10-K for the year ended September 30, 2003

10.05     Material Contracts~

             U.S. Bank N.A. Waiver Letter and Amendment to Revolving Credit Note, dated
             February 20, 2004, incorporated by reference from Form 10-K for the year ended September 30, 2003.

10.06     Material Contracts~

             U.S. Bank N.A. Waiver Letter and Amendment to Revolving Credit Note, dated
             October 15, 2004, incorporated by reference from Form 8-K filed on October
             21, 2004.

10.07     Material Contracts~

             13-D Settlement Agreement incorporated by reference from Form 8-K filed on
             February 19, 2002

10.08     Material Contracts~

             Change of Control Agreement - Weeter, incorporated by reference from Form
             10-K for the year ended September 30, 2003.

10.09     Material Contracts~

             Change of Control Agreement - Duggan, incorporated by reference from Form
             10-K for the year ended September 30, 2002

10.10     Material Contracts~

             Change of Control Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September 30, 2001

10.11     Material Contracts~

             Change of Control Agreements - McGraw and Malone, incorporated by reference from Form 10-K/A3 for the year ended September 30, 1997

10.12     Material Contracts~

             Employment Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September 30, 2001

10.13     Material Contacts~

             Accelerated Incentive Stock Option Agreements, incorporated by reference from
             Form 10-K for the year ended September 30, 2000

10.14     Material Contracts~

             Incentive Stock Option Agreement - Pryor, incorporated by reference from Form
             10-K for the year ended September 30, 2001

10.15     Material Contracts~

             Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September 30, 2001

10.16     Material Contracts~

             Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September 30, 2000

10.17     Material Contracts~

             Incentive Stock Option Agreements incorporated by reference from Form 10-Q for the quarter ended March 31, 1999

  11         Statement re:  Computation of per share earnings~
               See Note 1 on Page 60 of the Financial Statements

  14         Code of Ethics~ incorporated by reference from Form 10-K for the year ended
             September 30, 2003.

  21         Subsidiaries of Registrant~
               Note 1 on Page 52 of this report

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

                                HMI INDUSTRIES INC.
                                (Registrant)

                                by /s/ Julie A. McGraw
                                   -------------------
                                   Julie A. McGraw
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   October 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirk W. Foley                             /s/ John A. Pryor
------------------------------------          ----------------------------------          ----------------------------
Kirk W. Foley                                 John A. Pryor                               Robert Breadner
Chairman of the Board and                     President and Chief Operating               Director
Director                                      Officer and Director                        October 22, 2004
October 22, 2004                              October 22, 2004

/s/ Wesley E. Foley                           /s/ Murray Walker                           /s/ Ivan J. Winfield
------------------------------------          ----------------------------------          ----------------------------
Wesley E. Foley                               Murray Walker                               Ivan J. Winfield
Director                                      Director                                    Director
October 22, 2004                              October 22, 2004                            October 22, 2004

/s/ Earl J. Watson
------------------------------------
Earl J. Watson
Corporate Controller
October 22, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of HMI Industries, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2002, and changed its method of revenue recognition to adopt EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," effective January 1, 2001.

As discussed in Note 5 and Note 12, the Company's credit facility agreement expires on December 31, 2004.

As described in Note 2, the Company restated its consolidated financial statements for the years ended September 30, 2003, 2002 and 2001.

/s/  PricewaterhouseCoopers LLP
Cleveland, Ohio
February 13, 2004 (except for Note 2, Note 5, and Note 12, as to which the date is October 20, 2004)

HMI INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,               September 30,
                                                                                           2003                       2002
Dollars and shares in thousands, except par values                                       RESTATED                   Restated
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $        948                $        481
  Trade accounts receivable (net of allowance of $194 and $482)                              1,892                       2,007
  Inventories:
    Finished goods                                                                           2,555                       2,076
    Work-in-progress, raw material and supplies                                              2,153                       2,113
  Deferred income taxes                                                                          -                           -
  Prepaid expenses                                                                             397                         292
  Other current assets                                                                         152                          54
------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   8,097                       7,023
------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                           2,178                       4,310
------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $-0- and $3,739)                                         -                       5,451
  Deferred income taxes                                                                          -                           -
  Trademarks (net of accumulated amortization of $202 and $162)                                272                         375
  Other                                                                                        121                         271
------------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                       393                       6,097
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                    $     10,668                $     17,430
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                      $      1,383                $      1,392
  Trade accounts payable                                                                     2,143                       1,957
  Income taxes payable                                                                         506                         517
  Accrued expenses and other liabilities                                                     2,399                       1,863
  Distributor Development Liability due within one year                                        200                           -
  Long-term debt due within one year                                                            22                         302
------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               6,653                       6,031
------------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                             11                          33
  Distributor Development Liability (less amounts due within one year)                      12,758                       8,789
------------------------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                           12,769                       8,822
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none                            -                           -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                                                     6,746                       6,746
  Capital in excess of par value                                                             8,231                       8,231
  Unearned compensation, net                                                                     -                          (3)
  Accumulated deficit                                                                      (23,731)                    (11,492)
  Accumulated other comprehensive loss (Note 1)                                                  -                        (905)
------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' (deficit) equity                                                  (8,754)                      2,577
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' (deficit) equity                            $     10,668                $     17,430
==============================================================================================================================

See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                        2003                 2002                 2001
Dollars and shares in thousands, except per share data                RESTATED             Restated             Restated
---------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Product sales, less returns and allowances                              34,539               37,113                32,536
  Distributor development program                                         (4,369)              (2,589)               (1,009)
---------------------------------------------------------------------------------------------------------------------------
Net product sales                                                    $    30,170          $    34,524           $    31,527
----------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                   21,025               21,298                19,370
  Selling, general and administrative expenses                            13,404               14,591                13,306
  Loss on impairment of asset                                              1,711                    -                     -
  Loss on liquidation of subsidiary                                          905                    -                     -
  Interest expense                                                            53                   86                    86
  Other (income) expense, net                                               (158)                 344                   186
---------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                    36,940               36,319                32,948
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of accounting change       (6,770)              (1,795)               (1,421)
Provision for income taxes                                                    18                   38                 3,672
---------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                        (6,788)              (1,833)               (5,093)
Cumulative effect of accounting change                                     5,451                    -                 4,943
---------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                             $   (12,239)         $    (1,833)          $   (10,036)
===========================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                    6,744                6,719                 6,691
  Diluted                                                                  6,744                6,719                 6,691
===========================================================================================================================

BASIC AND DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  Loss before cumulative effect of accounting change                 $    (1.01)          $    (0.27)           $    (0.76)
  Cumulative effect of accounting change                             $    (0.81)          $        -            $    (0.74)
---------------------------------------------------------------------------------------------------------------------------
  NET LOSS                                                           $    (1.82)          $    (0.27)           $    (1.50)
==========================================================================================================================

See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                        Capital
                                          in                                Accumulated
                                        Excess                                  Other               Treasury     Total
                                Common  of Par     Unearned    Accumulated  Comprehensive  Treasury   Stock  Stockholders'
Dollars in thousands             Stock   Value   Compensation    Deficit         Loss       Shares   Amount     Equity
                                ------- -------  ------------- -----------  -------------  -------- -------- -------------
Balance at September 30, 2000   $ 6,658 $ 8,279          ($41) $       377          ($879) $      - $      - $      14,394

  Comprehensive income:
    Net loss, restated                                             (10,036)                                        (10,036)
    Translation adjustment                                                            (21)                             (21)
                                                                                                             -------------
  Total comprehensive income                                                                                       (10,057)
  Issuance of common stock           50                                                                                 50
  Unearned compensation                                    33                                                           33

                                ------- -------  ------------  -----------  -------------  -------- -------- -------------
Balance at September 30, 2001,
  Restated                        6,708   8,279            (8)      (9,659)          (900)        -        -         4,420

  Comprehensive income:
    Net loss, restated                                              (1,833)                                         (1,833)
    Translation adjustment                                                             (5)                              (5)
                                                                                                             -------------
  Total comprehensive income                                                                                        (1,838)
  Issuance of common stock           38                                                                                 38
  Unearned compensation                                     5                                                            5
  Employee benefit stock                    (48)                                                                       (48)

                                ------- -------  ------------  -----------  -------------  -------- -------- -------------
Balance at September 30, 2002,
  Restated                        6,746   8,231            (3)     (11,492)          (905)        -        -         2,577

  COMPREHENSIVE INCOME:
    NET LOSS, RESTATED                                             (12,239)                                        (12,239)
    TRANSLATION ADJUSTMENT                                                              -                                -
                                                                                                             -------------
  TOTAL COMPREHENSIVE LOSS                                                                                         (12,239)
  CUMULATIVE TRANSLATION
    ADJUSTMENT ASSOCIATED WITH
    LIQUIDATION OF FOREIGN
    SUBSIDIARY                                                                        905                              905
  UNEARNED COMPENSATION                                     3                                                            3

                                ------- -------  ------------  -----------  -------------  -------- -------- -------------
BALANCE AT SEPTEMBER 30, 2003,
  RESTATED                      $ 6,746 $ 8,231             -  ($   23,731)             -         -        - ($      8,754)
                                ======= ======== ============  ===========  =============  ======== ======== =============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                  2003               2002               2001
Dollars in thousands                                                            RESTATED           Restated           Restated
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            $   (12,239)       $   (1,833)        $   (10,036)
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
        Cumulative effect of accounting change                                       5,451                 -               4,943
        Loss on impairment of asset                                                  1,711                 -                   -
        Loss on liquidation of foreign subsidiary                                      905                 -                   -
        Distributor development program                                              3,969             2,589               1,033
        Depreciation and amortization                                                  744               928                 913
        Provision for loss on sale/disposal of assets                                    -                17                   -
        Provision for loss on receivables                                                -                59                   -
        Treasury/common shares issued, net of unearned compensation
          and employee benefit stock                                                     -               (5)                  83
        Unearned compensation                                                            3                 -                   -
        Deferred income taxes                                                            -                 -               4,036
  Changes in operating assets and liabilities:
    Decrease in receivables                                                            115               100               1,181
    Increase in inventories                                                           (518)             (441)               (532)
   (Increase) decrease in prepaid expenses                                            (105)             (108)                227
   (Increase) decrease in other current assets                                         (98)              309                 (73)
    Increase (decrease) in accounts payable                                            186              (343)               (258)
    Increase (decrease) in accrued expenses and other liabilities                      536               188                (943)
    Increase in distributor development liability                                      200                 -                   -
    Decrease in income taxes payable                                                   (11)              (18)               (431)
    Other, net                                                                         105               (86)               (169)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                        954             1,356                 (26)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (176)             (866)             (2,278)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                     (176)             (866)             (2,278)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowing under credit facility                                      (9)              201               1,191
  Payment of long term debt                                                           (302)             (615)                (17)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities                       (311)             (414)              1,174
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   467                76              (1,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         481               405               1,535
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       948        $      481         $       405
================================================================================================================================

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

                                                                                   2003              2002
                                                                               -------------      ------------
Percentage of total inventories on LIFO                                                  100%              100%
Inventory amount had FIFO method been utilized to value inventory              $       5,103      $      4,599
(Decrease) increase in net income before taxes due to LIFO                     $         (14)     $        (11)

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

A reconciliation of the reported net (loss) income and net (loss) income per share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the years ended September 30, 2003, 2002, and 2001, respectively, had the provisions of SFAS 142 been applied on October 1, 2000, is as follows:

                                                                     2003               2002             2001
----------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                $   (6,788)         $ (1,833)        $  (5,093)
Cumulative effect of accounting change                                 5,451                 -             4,943
----------------------------------------------------------------------------------------------------------------
Net loss                                                             (12,239)           (1,833)          (10,036)
Goodwill amortization add back, net of tax                                 -               245               245
----------------------------------------------------------------------------------------------------------------
Adjusted net loss                                                 $  (12,239)         $ (1,588)        $  (9,791)
================================================================================================================

Weighted average number of shares outstanding:
  Basic                                                                6,744             6,719             6,691
  Diluted                                                              6,744             6,719             6,691
================================================================================================================

Basic and diluted per share of common stock:
  Loss before cumulative effect of accounting change              $    (1.01)         $  (0.27)        $   (0.76)
  Cumulative effect of accounting change                               (0.81)         $      -         $   (0.74)
  Goodwill amortization add back, net of tax                               -          $   0.04         $    0.04
================================================================================================================
  Adjusted net loss                                               $    (1.82)         $  (0.23)        $   (1.46)
================================================================================================================

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

During the fourth quarter of fiscal 2003 we performed an analysis on the potential impairment on certain tooling assets, and related patents and trademarks, approximating $1,711 which related to a potential new product. An additional $98 was added to this impairment as part of our restatement. See Note 2 to the Consolidated Financial Statements. Based upon our analysis, we concluded that the tooling assets were fully impaired as of September 30, 2003; this conclusion was based upon the held and used model which includes significant assumptions regarding future cash flows and utilizes a model of weighted probability cash flow projections over the estimated life of the product. Scrap value for these assets was determined to be nominal; accordingly a $1,711 impairment of this asset was recorded as of September 30, 2003, to write the assets down to their net realizable value. This product will not have any additional resources devoted to its refinement and completion, nor will the product be marketed or sold as an ongoing part of our product portfolio. As a result the impairment is not expected to have an impact on future revenue or net income.

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

During the second quarter of fiscal 2003 we recorded a write-off of $905 for cumulative translation adjustments associated, primarily, with the liquidation of our Canadian subsidiary. The loss on disposal solely related to cumulative foreign currency translation adjustment as a result of the Canadian subsidiary ceasing to function as an operating entity in a prior fiscal year and in part the result of the goodwill impairment associated with the adoption of FAS 142.

In March 1998, we changed the way we operated in Canada by engaging an importer to assume responsibility for and manage the distribution network in that country, similar to the way we do business in the rest of our international markets. Consequently it was no longer necessary to maintain a physical presence in Canada, gradually reducing the necessity for the entity. For a period of time after we began selling to the importer in Canada and based on his sales results in Canada, we considered the possibility of utilizing the subsidiary again.

Moreover, at the time we completed step two of our FAS 142 Goodwill implementation the only material remaining items in the financial records of the Canadian subsidiary related to Goodwill and Cumulative Translation Adjustments ("CTA"). As discussed in Note 1 to the Consolidated Financial Statements, the goodwill was deemed to be fully impaired and was written off as a cumulative change in accounting principal due to the adoption of FAS 142. In conjunction with the goodwill write off we reviewed possible future options for our Canadian subsidiary, and we chose to liquidate the entity. Therefore we recorded a loss on disposal of $905 associated with cumulative translation adjustments for this subsidiary.

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

We have guaranteed repayment to a finance company for certain events of default by some of our Canadian distributors. The finance company purchases the installment sales contracts that the distributors entered into with their customers for the sale of products manufactured by HMI. Our obligation to repurchase any contracts is limited to situations in which the borrower has any valid defense, right of set-off or counterclaim regarding the loan; the loan does not comply with all applicable laws and regulations; or the loan is not a binding obligation of the borrower. For example, we would be required to purchase from the finance company a contract entered into by an end consumer to finance the purchase of our product if the finance company believes that the contract has been improperly obtained.

We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. As of September 30, 2003, we had $75 of cash reserves we had received from Canadian Distributors. The amount was included in the accrued expenses and other liabilities line item of our Consolidated Balance Sheets and we expect to hold them for at least a period approximating the term of the finance contracts with the end consumers, which typically have a 36 month term.

Although it is not practical for us to estimate future cash payments on possible repurchases; the maximum potential of future payments that we could be required to make under the guarantee is the total contacts outstanding of $843 at September 30, 2003. However, from the commencement of the contract in July 2002 we have repurchased only one contract approximating $2 under this guarantee. Moreover, we are permitted pursuant to agreements with our Canadian distributors to be reimbursed from the cash reserves referred to above for the costs and expenses incurred in fulfilling our guarantee to the finance company.

      Warranty

We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 (Dollar's not in thousands). On occasion, we also support a five-year optional extended warranty on the portable surface cleaner offered by our U.S. Distributors to the end user as a sales promotion during an in home product demonstration. As an enticement to the end user to buy our product during that demonstration, the five year optional extended warranty is offered to them at no cost; accordingly no revenue for this optional warranty is recognized by HMI. Outside the U.S. we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

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

Changes in our warranty liability for the years ended September 30, 2003, 2002, and 2001, were as follows:

                                                       2003           2002           2001
                                                    ---------      ---------      ----------
Balance at beginning of period                    $       190    $       299    $        368
  Charges to expense                                      245             60             164
  Usage                                                  (242)          (169)           (233)
                                                  -----------    -----------    ------------
Balance at end of period                          $       193    $       190    $        299
                                                  ===========    ===========    ============

SHIPPING AND HANDLING COSTS

Costs incurred for shipping and handling are included in the cost of products sold when incurred. Amounts billed to customers for shipping and handling are reported as net product sales.

SEGMENT REPORTING

We conduct our business as a single reportable segment.

CONCENTRATIONS

We are subject to risks specific to the individual customers with whom we do business. In fiscal 2003 no individual customer accounted for more than 10% of our product sales. In fiscal 2002 one international customer in Japan accounted for more than 10% of our product sales. This international customers product sales were 11.9% of our total product sales. In fiscal 2001 three international customers, one each in Canada, Japan and Portugal, accounted for more than 10% each of our product sales with individual total product sales of 13.1%, 11.2%, and 10.2%, respectively.

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

REVENUE RECOGNITION

Our revenue recognition policy is to recognize revenues when products are shipped, or for certain customers when the products are received by the customer's shipping agent, at which time title transfers to the customer. Our sales are based on standard pricing and our product is shipped with FOB shipping point terms (ExWorks for all but one international customer) at which time all of the risks and rewards of ownership pass to the customer including the risk of collection from the end user; accordingly, revenue is recognized at the time of shipment. Additionally we are not required to repurchase the product nor do we have bill and hold arrangements with any of our customers.

In the U.S. and Canada terms are generally prepaid or C.O.D. In some limited cases shipments bear net 30 day terms; however, in no instances is payment ever dependent on the distributors' sale of product to end user. Therefore the guarantee to the Canadian finance company for certain events of default by some of our Canadian distributors does not impact the recognition of revenue for sales made to these distributors. When the financing company finances an end consumer purchase (and pays the distributor), we guarantee that the contract was not fraudulently prepared or entered into only. See "Guarantees" above for further information.

On occasion, our customers (distributors) in the United States and Canada offer a five year extended warranty to the end users of our surface cleaner product as a promotion to purchase the product during that demonstration. The five year optional extended warranty is offered to them at no cost; accordingly no revenue is recognized.

Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. In February 2002, the Emerging Issues Task Force codified and issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products). The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor's income statement. We adopted this pronouncement effective in the second quarter of fiscal 2001 and accordingly recorded a $4,943 cumulative effect of accounting change related to our Distributor Development Program, from inception in 1997. Breakage occurs when a distributor is no longer eligible for the award; the associated accrued liability is derecognized at that time and the resultant termination gain is netted in the contra sales Distributor Development Program line item of our Consolidated Statement of Operations. See Note 2 "Restatement" for further information.

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

                                          2003                         2002                    2001
                                   ------------------          -------------------   -------------------------
                                              Per                         Per                         Per
                                             Share                       Share                       Share
                                   Shares    Amount            Shares    Amount        Shares        Amount
                                   ------  ----------          -----   -----------   -----------   -----------
Basic EPS                          6,744   $    (1.82)         6,719   $     (0.27)  $     6,691   $     (1.50)
  Effect of dilutive
    stock options                      -            -              -             -             -             -
                                   -----   ----------          -----   -----------   -----------   -----------
Diluted EPS                        6,744   $    (1.82)         6,719   $     (0.27)  $     6,691   $     (1.50)
                                   =====   ==========          =====   ===========   ===========   ===========

Options outstanding during the years ended September 30, 2003, 2002 and 2001, to purchase approximately 1,164, 1,147, and 1,322 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. The exercise prices of the options outstanding at September 30, 2003, range from $1.00 to $7.50 per share and expire between the period January 4, 2004, and August 29, 2010.

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

                                                                              2003            2002           2001
                                                                            --------        --------      ---------
Net loss as reported                                                        $(12,239)       $ (1,833)     $ (10,036)
Add:  Stock-based employee compensation expense included in reported
net income, net of related tax effects                                             2               3             20

Deduct:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
                                                                                  93             150            240
                                                                            --------        --------      ---------
PRO FORMA NET LOSS                                                          $(12,330)       $ (1,980)     $ (10,256)
                                                                            ========        ========      =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
As reported                                                                 $  (1.82)       $  (0.27)     $   (1.50)
Proforma                                                                    $  (1.83)       $  (0.29)     $   (1.53)

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

2. RESTATEMENT

The accompanying balance sheets as of September 30, 2003 and 2002, and the accompanying statements of operations and of cash flows for the years ended September 30, 2003, 2002 and 2001 have been restated. The adjustments associated with the restatement related to the following:

      Accrued Distributor Development Liabilities

Pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which was issued in 2001, we changed the way we account for the potential one million dollar award for the Program. Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified, in aggregate, the probability of distributors reaching the goal (earning 30,000 credits for sales of our product units) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid Master Distributors in their retirement/succession plan and promote growth and retention within the new distributor network. Because of these original intentions and the long-term nature of this Program (fifteen years), management did not consider the implications of EITF 01-9 to the Program and therefore EITF 01-9 was not adopted in 2001 as required. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate whereby we assume each eligible distributor will earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the years ended September 30, 2003, 2002 and 2001, this adjustment (i) decreased sales by $4,369, $2,589 and $1,009, respectively, and (ii) decreased selling, general and administrative expenses by $713, $191 and $79, respectively. In addition, in the second quarter of fiscal 2001, $4,943 was recorded which represented the cumulative effect of the adoption of EITF 01-9 since the inception of the Program in 1997.

      Tooling Assets

In 2003, we performed an analysis on the potential impairment of certain tooling assets. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly we recorded an impairment charge of $1,613 as of September 30, 2003. We inadvertently omitted impairment charges of $98 for patents and trademarks relating to these tooling assets and have reflected such additional impairment in the restated 2003 consolidated financial statements.

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result we reversed the original impairment recorded in fiscal 2003.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows.

                                                                                     YEAR ENDED SEPTEMBER 30,
   Summary of Restatement Adjustments by Type                                  2003           2002           2001
   ------------------------------------------                                --------       ---------      --------
(Increase) decrease to net loss-
  DISTRIBUTOR DEVELOPMENT LIABILITIES:
    Revenues                                                                 $ (4,369)      $  (2,589)     $ (1,009)
    Selling, general and administrative  expenses                                 713             191            79
    Interest expense                                                                -               -            15
    Cumulative effect of accounting change                                          -               -        (4,943)

  TOOLING ASSET IMPAIRMENT
    Loss on impairment of asset                                                   (98)              -             -

  DEFERRED TAX ADJUSTMENT
    Provision for income taxes                                                  4,038             227        (4,265)
                                                                             --------       ---------      --------
Total effect of restatement on net loss                                      $    284       $  (2,171)     $(10,123)
                                                                             ========       =========      ========

      Summary of Restated Financial Data

The following tables present a summary of our balance sheet, statements of operations and of cash flows as previously reported, and as restated as a result of the restatement adjustments summarized above.

CONSOLIDATED BALANCE SHEETS

                                                                                   Previously                    Previously
                                                                     RESTATED       Reported       RESTATED       Reported
                                                                   SEPTEMBER 30,  September 30,  SEPTEMBER 30,  September 30,
     Dollars and shares in thousands, except par values                2003           2003           2002           2002
     --------------------------------------------------            -------------  -------------  -------------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $    948        $    948       $    481       $    481
  Trade accounts receivable (net of allowance of $194 and $482)         1,892           1,892          2,007          2,007
  Inventories:
    Finished goods                                                      2,555           2,555          2,076          2,076
    Work-in-progress, raw material and supplies                         2,153           2,153          2,113          2,113
  Deferred income taxes                                                     -               -              -          1,476
  Prepaid expenses                                                        397             397            292            292
  Other current assets                                                    152             152             54             54
                                                                     --------        --------       --------       --------
      Total current assets                                              8,097           8,097          7,023          8,499
                                                                     --------        --------       --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                      2,178           2,178          4,310          4,310
                                                                     --------        --------       --------       --------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $-0- and $3,739)                    -               -          5,451          5,451
  Deferred income taxes                                                     -               -              -          2,550
  Trademarks (net of accumulated amortization of $202 and $162)           272             370            375            375
  Other                                                                   121             121            271            271
                                                                     --------        --------       --------       --------
      Total other assets                                                  393             491          6,097          8,647
                                                                     --------        --------       --------       --------
      Total assets                                                   $ 10,668        $ 10,766       $ 17,430       $ 21,456
                                                                     ========        ========       ========       ========

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
CURRENT LIABILITIES:
  Line of credit                                                     $  1,383        $  1,383       $  1,392       $  1,392
  Trade accounts payable                                                2,143           2,143          1,957          1,957
  Income taxes payable                                                    506             506            517            506
  Accrued expenses and other liabilities                                2,399           3,445          1,863          2,395
  Distributor Development Liability due within one year                   200               -              -              -
  Long-term debt due within one year                                       22              22            302            302
                                                                     --------        --------       --------       --------
     Total current liabilities                                          6,653           7,499          6,031          6,552
                                                                     --------        --------       --------       --------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                        11              11             33             33
  Distributor Development Liability (less amounts due
    within one year)                                                   12,758               -          8,789              -
                                                                     --------        --------       --------       --------
      Total long-term liabilities                                      12,769              11          8,822             33
                                                                     --------        --------       --------       --------

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares;
    issued, none                                                            -               -              -              -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                                6,746           6,746          6,746          6,746
  Capital in excess of par value                                        8,231           8,231          8,231          8,231
  Unearned compensation, net                                                -               -             (3)            (3)
  (Accumulated deficit) Retained earnings                             (23,731)        (11,721)       (11,492)           802
  Accumulated other comprehensive loss (Note 1)                             -               -           (905)          (905)
                                                                     --------        --------       --------       --------
      Total stockholders' (deficit) equity                             (8,754)          3,256          2,577         14,871
                                                                     --------        --------       --------       --------
      Total liabilities and stockholders' (deficit) equity           $ 10,668        $ 10,766       $ 17,430       $ 21,456
                                                                     ========        ========       ========       ========

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                                   2003                    2002                   2001
       Dollars and shares in thousands,                2003     Previously     2002     Previously    2001     Previously
            except per share data                    RESTATED    Reported    RESTATED    Reported   RESTATED    Reported
       --------------------------------              --------   ----------   --------   ----------  --------   ----------
REVENUES:
  Product sales, less returns expenses
    and allowances                                     34,539      34,539      37,113      37,113     32,536      32,536
  Distributor development program                      (4,369)          -      (2,589)          -     (1,009)          -
                                                     --------    --------    --------    --------   --------    --------
Net product sales                                    $ 30,170    $ 34,539    $ 34,524    $ 37,113   $ 31,527    $ 32,536
                                                     --------    --------    --------    --------   --------    --------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                21,025      21,025      21,298      21,298     19,370      19,370
  Selling, general and administrative expenses         13,404      14,117      14,591      14,782     13,306      13,385
  Loss on impairment of asset                           1,711       1,613           -           -          -           -
  Loss on liquidation of subsidiary                       905         905           -           -          -           -
  Interest expense                                         53          53          86          86         86         101
  Other (income) expense, net                            (158)       (158)        344         344        186         186
                                                     --------    --------    --------    --------   --------    --------
    Total operating costs and expenses                 36,940      37,555      36,319      36,510     32,948      33,042
                                                     --------    --------    --------    --------   --------    --------
(Loss) income before income taxes and
    cumulative effect of accounting change             (6,770)     (3,016)     (1,795)        603     (1,421)       (506)
Provision (benefit) for income taxes                       18       4,056          38         265      3,672        (593)
                                                     --------    --------    --------    --------   --------    --------
(Loss) income before cumulative effect of
    accounting change                                  (6,788)     (7,072)     (1,833)        338     (5,093)         87
Cumulative effect of accounting change                  5,451       5,451           -           -      4,943           -
                                                     --------    --------    --------    --------   --------    --------
NET (LOSS) INCOME                                    $(12,239)   $(12,523)   $ (1,833)   $    338   $(10,036)   $     87
                                                     ========    ========    ========    ========   ========    ========

Weighted average number of shares outstanding:
  Basic                                                 6,744       6,744       6,719       6,719      6,691       6,691
  Diluted                                               6,744       6,744       6,719       6,719      6,691       6,724
                                                     ========    ========    ========    ========   ========    ========

BASIC AND DILUTED PER SHARE OF COMMON STOCK
  (NOTE 1):
  (Loss) income before cumulative effect of
    accounting change                                $  (1.01)   $  (1.05)   $  (0.27)   $   0.05   $  (0.76)   $   0.01
  Cumulative effect of accounting change             $  (0.81)   $  (0.81)   $      -    $      -   $  (0.74)   $      -
                                                     --------    --------    --------    --------   --------    --------
  NET (LOSS) INCOME                                  $  (1.82)   $  (1.86)   $  (0.27)   $   0.05   $  (1.50)   $   0.01
                                                     ========    ========    ========    ========   ========    ========

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                                       2003                    2002                    2001
                                                           2003     Previously     2002     Previously     2001     Previously
                Dollars in thousands                     RESTATED    Reported    RESTATED    Reported    RESTATED    Reported
                --------------------                     --------   ----------   --------   ----------   --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                      $(12,239)   $(12,523)   $ (1,833)   $    338    $(10,036)   $     87
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities:
        Cumulative effect of accounting change              5,451       5,451           -           -       4,943           -
        Loss on impairment of asset                         1,711       1,613           -           -           -           -
        Loss on liquidation of foreign subsidiary             905         905           -           -           -           -
        Distributor development program                     3,969           -       2,589           -       1,033           -
        Depreciation and amortization                         744         744         928         928         913         913
        Provision for loss on sale/disposal of assets           -           -          17          17           -           -
        Provision for loss on receivables                       -           -          59          59           -           -
        Treasury/common shares issued, net of unearned
           compensation and employee benefit stock              -           -          (5)         (5)         83          83
        Unearned compensation                                   3           3           -           -           -           -
        Deferred income taxes                                   -       4,026           -         235       4,036        (230)
  Changes in operating assets and liabilities:
    Decrease in receivables                                   115         115         100         100       1,181       1,181
    Increase in inventories                                  (518)       (518)       (441)       (441)       (532)       (532)
   (Increase) decrease in prepaid expenses                   (105)       (105)       (108)       (108)        227         227
   (Increase) decrease in other current assets                (98)        (98)        309         309         (73)        (73)
    Increase (decrease) in accounts payable                   186         186        (343)       (343)       (258)       (258)
    Increase (decrease) in accrued expenses
      and other liabilities                                   536       1,050         188         379        (943)       (824)
    Increase in distributor development liability             200           -           -           -           -           -
    Decrease in income taxes payable                          (11)          -         (18)        (26)       (431)       (431)
    Other, net                                                105         105         (86)        (86)       (169)       (169)
                                                         --------    --------    --------    --------    --------    --------
            Net cash provided by (used in)
              operating activities                            954         954       1,356       1,356         (26)        (26)
                                                         --------    --------    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (176)       (176)       (866)       (866)     (2,278)     (2,278)
                                                         --------    --------    --------    --------    --------    --------
            Net cash used in investing activities            (176)       (176)       (866)       (866)     (2,278)     (2,278)
                                                         --------    --------    --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowing under credit facility             (9)         (9)        201         201       1,191       1,191
  Payment of long term debt                                  (302)       (302)       (615)       (615)        (17)        (17)
                                                         --------    --------    --------    --------    --------    --------
            Net cash (used in) provided by
              financing activities                           (311)       (311)       (414)       (414)      1,174       1,174
                                                         --------    --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents          467         467          76          76      (1,130)     (1,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                481         481         405         405       1,535       1,535
                                                         --------    --------    --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    948    $    948    $    481    $    481    $    405    $    405
                                                         ========    ========    ========    ========    ========    ========

3. PROPERTY, PLANT AND EQUIPMENT

                                     2003     2002
                                    ------   ------
Leasehold improvements              $  288   $  288
Machinery and equipment              7,747    7,564
Construction in progress                 -    1,620
                                    ------   ------
                                     8,035    9,472
Accumulated depreciation             5,857    5,162
                                    ------   ------
Net property, plant and equipment   $2,178   $4,310
                                    ======   ======

Depreciation expense relating to continuing operations for the years ended September 30, 2003, 2002, and 2001, was $695, $639, and $608, respectively.

During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets approximating $1,613. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,613 as of September 30, 2003, as the scrap value for these assets was determined to be nominal. Additionally $98 of patents and trademarks relating to these tooling assets were deemed impaired as of September 30, 2003 and accordingly recorded as an addition to the impairment charge as part of our restatement (refer to Note 2).

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                            2003     2002
                           ------   ------
Distributor fund payable   $1,020   $  630
Accrued compensation          544      579
Other                         835      654
                           ------   ------
                           $2,399   $1,863
                           ======   ======

The distributor fund payable represents the accumulation of distributor price overrides ("DPO's") such as those that are paid by promoted distributors to promoting distributors. The promoted distributors represent individuals who are recruited as sales associates and subsequently promoted to become distributors themselves. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue, but rather are recorded as an accrual when the receivable is paid

The increase in Accrued Distributor Development Costs and Distributor Fund Payable is primarily driven by the increased sales volume in the Americas direct sales network as well as the inception of the Distributor Development (Edge Program) in the International market during the first quarter of fiscal 2003.

5. DEBT AND CREDIT FACILITY

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

In January 2003 we entered into an amendment to our credit facility agreement with our current lender. This amendment, which expired January 31, 2004, increased our revolving line of credit from $2,000 to $3,000 and carried the same interest rate and similar covenants as the original loan agreement. As of September 30, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on these covenants which was effective until the February 20, 2004 amendment of the credit facility. We were required to maintain an interest coverage ratio of greater than or equal to
5.0 to 1.0 interest to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a net worth of never less than $7,400, calculated quarterly and increasing by 50% of net income annually.

On February 20, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility expired October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses from the 5.0 to 1.0 ratio, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

The cumulative effect of the adjustments on our statement of operations associated with the restatement of our financial statements was a $12,010 reduction in our net earnings over the period from January 1, 2001 through September 30, 2003. Such an earnings reduction caused us to be in default of our $2,400 tangible net worth covenant. In addition we have violated our financial reporting requirements to the bank as the restatement process has delayed any subsequent filings of our public statements with the Securities and Exchange Commission since our first fiscal quarter of 2003. Our credit agreement covenants require that our statements be filed quarterly with the bank within 45 days of the end of each quarter.

On October 15, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The bank has agreed to extend the maturity date of the loan until December 31, 2004. In addition the bank provided a waiver for the aforementioned covenant and financial reporting violations. The amended agreement carries an interest rate of prime plus one percent and covenants similar to the previous amended loan agreement, with the exception of the tangible net worth covenant which was eliminated through the maturity date of the loan.

As of September 30, 2004, there was $962 borrowed on our $3,000 amended credit facility.

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

Long-term debt consists of the following:

                                                   2003     2002
                                                  ------   ------
Bank line of credit - see above                   $1,383   $1,392

Vendor-finance obligations                             -      282
bearing interest at 0.00% to 11.50% through
October 2002 adjusting to 2.00% thereafter, due
in monthly installments of $43 (including
interest) through September 2003

Capitalized lease obligations                         33       53
bearing interest at 2.62% to 12.00% due in
monthly installments of $2 (including interest)
through March 2005
                                                  ------   ------
                                                   1,416    1,727
Less amounts due within one year                   1,405    1,694
                                                  ------   ------
                                                  $   11   $   33
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

The fair value for all options granted in 2003, 2002, and 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               2003                2002              2001
                                              OPTIONS             OPTIONS           OPTIONS
                                              -------             -------           -------
Risk free interest rate                          3.8%                4.5%           3.9% to 4.9%
Expected life of option                       4 yrs.              4 yrs.       3 yrs. to 4 yrs.
Expected dividend yield of stock                 0.0%                0.0%                   0.0%
Expected volatility of stock                   108.8%              102.2%        95.3% to 102.5%

A summary of our stock option activity and related information for the years ended September 30, 2003, 2002, and 2001, is shown in the following table.

                                                    Shares subject              Weighted
                                                      to option               average option
                                                    (in thousands)           price per share
                                                    --------------           ---------------
September 30, 2000, Outstanding                          1,061                   $ 2.89
    Granted                                                596                     1.18
    Canceled                                               (54)                    5.14
                                                         -----
September 30, 2001                                       1,603                     2.18
    Granted                                                 46                     1.08
    Canceled                                              (537)                    2.84
                                                         -----
September 30, 2002                                       1,112                     1.81
    Granted                                                 24                     1.00
    Canceled                                               (12)                    3.63
                                                         -----
September 30, 2003, Outstanding                          1,124                   $ 1.77
                                                         =====

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                                         2003              2002          2001
                                                         ----              ----          ----
Options exercisable                                        898               704           784
Weighted-average option price per share
  of options exercisable                                 $1.92             $2.16         $3.16
Weighted-average fair value of options
  granted during the year                                $0.49             $0.47         $0.77

The ranges of exercise prices and the remaining contractual life of options as of September 30, 2003, were:

Range of exercise prices                                 $1-$2             $2-$8
Options outstanding:
  Outstanding as of September 30, 2003 (in thousands)    1,024               100
  Weighted-average remaining contractual life             2.55              2.72
  Weighted-average exercise price                        $1.21             $7.50
Options exercisable:
  Outstanding as of September 30, 2003 (in thousands)      798               100
  Weighted-average remaining contractual life             2.31              2.72
  Weighted-average exercise price                        $1.22             $7.50

7. INCOME TAXES

The provision for income taxes relating to continuing operations consists of the following:

                               2003       2002      2001
                               ----       ----      ----
Current:
  Federal and state          $   18     $    38   $   (314)
  Foreign                         -           -          -
                             ------     -------   --------
                                 18          38       (314)
Deferred expense                  -           -      3,986
                             ------     -------   --------
                             $   18     $    38   $  3,672
                             ======     =======   ========

A reconciliation of the provision for income taxes at the federal statutory rate to that included in the Consolidated Statements of Operation related to earnings from continuing operations is as follows:

                                                              2003        2002          2001
                                                              ----        ----          ----
Tax at federal statutory rate of 34%                        $ (2,302)    $  (611)     $  (2,163)
Increases (reductions) in taxes resulting from:
    Tax expense relating to Internal Revenue Service
      audits and settlements                                       -           -           (445)
    Cumulative translation adjustment write-off with
       no tax benefit                                              -           -              -
     Amortization of cost in excess of net assets of
       acquired businesses                                         -           -             84
    Valuation allowances against deferred tax assets           2,302         611          6,118
    Other - net                                                   18          38             78
                                                            --------     -------      ---------
                                                            $     18     $    38      $   3,672
                                                            ========     =======      =========

The decrease in the effective tax rate from fiscal 2002 to fiscal 2003 is the result of the decrease in pre-tax earnings in fiscal 2003. As a result of the full valuation allowance on all deferred tax assets, an insignificant state provision constituted the entire tax provision for both fiscal 2003 and 2002.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                         2003         2002
                                                         ----         ----
Gross deferred tax assets:
    Operating loss carryforwards                      $    4,434   $    4,174
    Receivable and inventory reserves                        859          230
    Accrued compensation                                     161           85
    Distributor Development Accruals                       4,989        3,384
    Other                                                    126          127
                                                      ----------   ----------
                                                          10,569        8,000
                                                      ----------   ----------
Gross deferred tax liabilities:  Depreciation                106           91
Valuation allowances on net deferred tax assets           10,463        7,909
                                                      ----------   ----------
Net deferred tax asset                                $        -   $        -
                                                      ==========   ==========

The valuation allowance increased from $7,932 to $10,375 due to an increase in deferred tax assets for which a full allowance had previously been established. Periodically and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2003, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is still required against the net U.S. deferred tax assets at September 30, 2003. The valuation allowance will be subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. A sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

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

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The below quarterly financial data has been restated to reflect the adoption of the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products). See Note 2 for further information.

                                                                    2003, Restated
                                            -----------------------------------------------------------
                                           December 31,    March 31,      June 30,        September 30,
                                           ------------   ----------     ---------        -------------
Product revenues                           $    8,826     $    9,295     $    8,873       $     7,545
Distributor development program            $     (819)    $   (1,409)    $   (1,072)      $    (1,069)
Net product revenues                       $    8,007     $    7,886     $    7,801       $     6,476
Gross margin, exclusive of distributor
   development program                     $    3,584     $    3,703     $    3,617       $     2,610
Loss before cumulative effect of
  accounting change                        $     (549)    $   (2,122)    $     (785)      $    (3,332)
Cumulative effect of accounting
  change                                   $    5,451     $        -     $        -       $         -
Net loss                                   $   (6,000)    $   (2,122)    $     (785)      $    (3,332)
Basic and diluted per share of
common stock:
   Loss before cumulative effect of
     accounting change                     $    (0.08)    $    (0.31)    $    (0.12)      $     (0.50)
  Cumulative effect of accounting
    change                                 $    (0.81)    $        -     $        -       $         -
  Net loss                                 $    (0.89)    $    (0.31)    $    (0.12)      $     (0.50)

                                                               2003, Previously Reported
                                           ----------------------------------------------------------
                                           December 31,     March 31,      June 30,      September 30,
                                           ------------   -----------    ----------      -------------
Product revenues                           $    8,826     $    9,295     $     8,873      $     7,545
Distributor development program            $        -     $        -     $         -      $         -
Net product revenues                       $    8,826     $    9,295     $     8,873      $     7,545
Gross margin, exclusive of distributor
   development program                     $    3,584     $    3,703     $     3,617      $     2,610
Income (loss) before cumulative
  effect of accounting change              $       88     $     (893)    $        74      $    (6,341)
Cumulative effect of accounting
  change                                   $    5,451     $        -     $         -      $         -
Net (loss) income                          $   (5,363)    $     (893)    $        74      $    (6,341)

Basic and diluted per share of
common stock:
  Income (loss) before cumulative
    effect of accounting change            $     0.01     $    (0.13)    $      0.01      $     (0.94)
  Cumulative effect of accounting
    change                                 $    (0.81)    $        -     $         -      $         -
  Net (loss) income                        $    (0.80)    $    (0.13)    $      0.01      $     (0.94)

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

During the fourth quarter of fiscal 2003, we performed an analysis on the potential impairment of certain tooling assets, and related patents and trademarks, approximating $1,711. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly recorded an impairment charge of $1,711 as of September 30, 2003, as the scrap value for these assets was determined to be nominal.

                                                            2002, Restated
                                          ------------------------------------------------------
                                          December 31,   March 31,     June 30,    September 30,
                                          ------------   ---------     --------    -------------
Product revenues                           $  9,371      $ 10,598      $  9,307    $    7,837
Distributor development program            $   (301)     $   (556)     $   (714)   $   (1,018)
Net product revenues                       $  9,070      $ 10,042      $  8,593    $    6,819
Gross margin, exclusive of distributor
   development program                     $  4,344      $  4,655      $  3,862    $    2,954
Net income (loss)                          $     66      $   (504)     $   (410)   $     (985)
Basic and diluted income per share
  of common stock                          $   0.01      $  (0.08)     $  (0.06)   $    (0.14)

                                                            2002, Previously Reported
                                          -------------------------------------------------------
                                          December 31,   March 31,     June 30,      September 30,
                                          ------------   ---------     --------      -------------
Product revenues                          $   9,371      $ 10,598      $  9,307      $   7,837
Distributor development program           $       -      $      -      $      -      $       -
Net product revenues                      $   9,371      $ 10,598      $  9,307      $   7,837
Gross margin, exclusive of distributor
   development program                    $   4,344      $  4,655      $  3,862      $   2,954
Net income (loss)                         $     184      $     (9)     $    156      $       7
Basic and diluted income per share
  of common stock                         $    0.03      $      -      $   0.02      $       -


                                                            2001, Restated
                                          ---------------------------------------------------
                                          December 31,   March 31,   June 30,   September 30,
                                          ------------   ---------   --------   -------------
Product revenues                          $    7,446     $   8,956   $   8,980  $      7,154
Distributor development program                    -     $    (292)  $      50  $       (767)
Net product revenues                      $    7,446     $   8,664   $   9,030  $      6,387
Gross margin, exclusive of distributor
   development program                    $    3,097     $   3,780   $   3,556  $      2,733
Income (loss) before cumulative
  effect of accounting change             $     (117)    $  (3,974)  $      88  $     (1,090)
Cumulative effect of accounting
  change                                  $        -     $   4,943   $       -  $          -
Net (loss) income                         $     (117)    $  (8,917)  $      88  $     (1,090)

Basic and diluted per share of
common stock:
  Income (loss) before cumulative
    effect of accounting change           $    (0.02)   $    (0.59)  $    0.01  $      (0.16)
  Cumulative effect of accounting
    change                                $        -    $    (0.74)  $       -  $          -
  Net (loss) income                       $    (0.02)   $    (1.33)  $    0.01  $      (0.16)

                                                           2001, Previously Reported
                                          -----------------------------------------------------
                                          December 31,   March 31,    June 30,    September 30,
                                          ------------  ----------   ---------    -------------
Product revenues                          $    7,442    $    9,032   $   9,033    $    7,029
Distributor development program           $        -    $        -   $       -    $        -
Net product revenues                      $    7,442    $    9,032   $   9,033    $    7,029
Gross margin, exclusive of distributor
   development program                    $    3,097    $    3,780   $   3,556    $    2,733
Income (loss) before cumulative
  effect of accounting change             $     (117)   $      392   $      49    $     (237)
Cumulative effect of accounting
  change                                  $        -    $        -   $       -    $        -
Net (loss) income                         $     (117)   $      392   $      49    $     (237)

Basic and diluted per share of
common stock:
  Income (loss) before cumulative
    effect of accounting change           $    (0.02)   $     0.06   $    0.01    $    (0.04)
  Cumulative effect of accounting
    change                                $        -    $        -   $       -    $        -
  Net (loss) income                       $    (0.02)   $     0.06   $    0.01    $    (0.04)

In February 2002, the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products). The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor's income statement. We adopted this pronouncement in the second quarter of fiscal 2001 and accordingly recorded a $4,943 cumulative effect of accounting change related to our Distributor Development Programs.

In the second quarter of fiscal 2001 we concluded that a full valuation allowance for our deferred tax assets was required. Accordingly, we have recorded a non-cash charge in the second quarter of fiscal 2001 of $6,647 to increase our valuation allowance for our deferred tax assets.

11. Related Party Transactions

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

Darrell Weeter, has served for many years as President of FVS, Inc. a distributor of products manufactured by us and which is owned by Mr. Weeter and his wife. For the fiscal years ended September 30, 2003, 2002 and 2001, FVS, Inc. purchased, at Master Distributor pricing, a total of $78, $100 and $107 respectively in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $132, $126 and $165 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides ("DPO's") collected by us from Distributors that were brought into the business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $3 and $12 as of September 30, 2003, and 2002, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Balance Sheets as of September 30, 2003, and 2002.

Derek Hookom, became an employee of HMI on January 1, 2003. Mr. Hookom is also a distributor of products manufactured by HMI. For the fiscal years ended September 30, 2003, 2002 and 2001, Summit Air purchased, at Master Distributor pricing, a total of $254, $604 and $1,133 respectively in products from us. Under the terms of Mr. Hookom's employment agreement, Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $173 of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the fiscal year ended September 30, 2003. Mr. Hookom also received DPO's due to him under our Career Development Program of $102, $58 and $1, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The amounts paid were Distributor paid overrides collected by us from Distributors that were brought into the business by Mr. Hookom. The total DPO's still owed to Mr. Hookom was $38 as of September 30, 2003. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of September 30, 2003.

The above amounts are not considered to be significant to the financial statements as a whole and therefore have not separately identified in the Consolidated Condensed Balance Sheets, Statements of Operations or Statements of Cash Flow.

12. SUBSEQUENT EVENTS

On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, the Chairman and Chief Executive Officer. Consequently, compensation expense of approximately $200 was recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of his resignation.

Our credit facility agreement includes, but is not limited to, various covenants that limit our ability to incur additional indebtedness, restrict paying dividends, maintain a minimum net worth, and limit the ability for capital expenditures. As of September 30, 2003, we were not in compliance with our interest coverage ratio and net worth covenants; however, we obtained a waiver on this covenant which was effective until the February 20, 2004 amendment of the credit facility. We were required to maintain an interest coverage ratio of greater than or equal to 5.0 to 1.0 interest to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a net worth of never less than $7,400, calculated quarterly and increasing by 50% of net income annually.

On February 20, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility expired October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses from the 5.0 to 1.0 ratio, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset to $2,400.

The cumulative effect of the adjustments on our statement of operations associated with the restatement of our financial statements was a $12,010 reduction in our net earnings over the period from January 1, 2001 through September 30, 2003. Such an earnings reduction caused us to be in default of our $2,400 tangible net worth covenant. In addition we have violated our financial reporting requirements to the bank as the restatement process has delayed any subsequent filings of our public statements with the Securities and Exchange Commission since our first fiscal quarter of 2003. Our credit agreement covenants require that our statements be filed quarterly with the bank within 45 days of the end of each quarter.

On October 15, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The bank has agreed to extend the maturity date of the loan until December 31, 2004. In addition the bank provided a waiver for the aforementioned covenant and financial reporting violations. The amended agreement carries an interest rate of prime plus one percent and covenants similar to the previous amended loan agreement, with the exception of the tangible net worth covenant which was eliminated through the maturity date of the loan.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of HMI Industries Inc.

Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, except for Note 2, Note 5, and Note 12, as to which the date is October 20, 2004, appearing in the 2003 Annual Report to Shareholders of HMI Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
Cleveland, Ohio
February 13, 2004 (except for Note 2, Note 5, and Note 12, as to which the date is October 20, 2004)

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Dollars in thousands

                                                    Balance at      Additions                   Balance at
                                                   Beginning of     Charged to                    End of
               Description                           Period      Costs and Expense  Deductions    Period
               -----------                           ------      -----------------  ----------    ------
Valuation account for accounts receivable:
   Year ended September 30, 2003                     $   482        $       -         $  288     $    194
   Year ended September 30, 2002                     $   464        $      59         $   41     $    482
   Year ended September 30, 2001                     $   507        $       -         $   43     $    464

Valuation account for inventory:
   Year ended September 30, 2003                     $   109        $     177         $  175     $    111
   Year ended September 30, 2002                     $   199        $      56         $  146     $    109
   Year ended September 30, 2001                     $   235        $      90         $  126     $    199

Valuation for deferred tax asset:
   Year ended September 30, 2003                     $ 7,909        $   2,554         $    -     $ 10,463
   Year ended September 30, 2002                     $ 7,496        $     763         $  350     $  7,909
   Year ended September 30, 2001                     $   849        $   6,647         $    -     $  7,496