Form 10-Q/A
period 2003-12-31
HMI INDUSTRIES INC
filed 2004-10-22
CIK 46445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
              ----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

        DELAWARE                                        36-1202810
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
           or Organization)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio    44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at September 30, 2004
------------------------------------      --------------------------------------
Common stock, $1 par value per share                   6,745,609

================================================================================

INTRODUCTORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-Q/A is being filed to primarily restate certain amounts associated with our Distributor Development Program (See Note 2 to our Consolidated Condensed Financial Statements for a discussion of the restatement adjustments and the changes resulting from the restatement) and to revise disclosure and presentation of our consolidated financial statements for the quarters ended December 31, 2003, and 2002.

The restatement resulted in: (1) entries to correct our accounting for our Distributor Development Program, and (2) entries to correct our accounting for the loss on impairment associated with certain tooling assets, and (3) expanded disclosure in Management's Discussion and Analysis (Results of Operations, and Liquidity), and the Notes to our Consolidated Financial Statements. The cumulative effect of the adjustments on our statement of operations was a $12,856 reduction in our net earnings over the period from January 1, 2001 through December 31, 2003.

As discussed in detail under the heading "Accrued Distributor Development Liabilities" we believe that these non-cash changes to our previously issued financial statements do not result in a material increase in the amount of our future obligations or our future cash needs. The restatement adjustments had no effect on our previously reported cash balances, and had no effect on our cash flows. They did however, because of the cumulative effect to our net earnings, result in violations of our debt covenants for the period ended December 31, 2003, which have been waived and the credit facility extended through December 31, 2004. See the more complete discussion of the effects of the restatement adjustments on our debt covenant compliance within the Liquidity and Capital Resources section of Management's Discussion and Analysis.

AMENDED ITEMS

We hereby amend the following items, financial statements, exhibits or other portions of our Form 10-Q for the quarter ended December 31, 2003, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 23, 2004.

The amended items are as follows:

      - ITEM 1. FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) ~ The financial statements and related notes are amended to read in its entirety as set forth at pages 5 through 18.

      - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS ~ The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 18 through 26.

      - ITEM 4. CONTROLS AND PROCEDURES ~ The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 26 through 27.

      - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ~ The exhibits and reports on Form 8-K information is amended to read in its entirety as set forth at page 28. The list of exhibits set forth in, and incorporated by reference from, the Index to Exhibits, is amended to include the following exhibits, filed within this report.

INTRODUCTORY NOTE.......................................................................................................   2

PART I.  FINANCIAL INFORMATION..........................................................................................   5

   ITEM 1. FINANCIAL STATEMENTS.........................................................................................   5
      Consolidated Condensed Balance Sheets.............................................................................   5
      Consolidated Condensed Statements of Operations...................................................................   6
      Consolidated Condensed Statements of Cash Flow....................................................................   7
      Notes to Consolidated Condensed Financial Statements (unaudited)..................................................   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN
THOUSANDS).............................................................................................................   18

      Restatement of Previously Issued Financial Statements............................................................   18
      Critical Accounting Policies.....................................................................................   19
      Results of Operations............................................................................................   20
      Liquidity and Capital Resources..................................................................................   21
      Special Committee of the Board of Directors......................................................................   23
      Accrued Distributor Development Liabilities......................................................................   23
      Future Accounting Requirements...................................................................................   25
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995.......   25

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................   26
   ITEM 4.  CONTROLS AND PROCEDURES....................................................................................   26
      (A) Evaluation of Disclosure Controls and Procedures.............................................................   26
      (B) Changes in Internal Controls.................................................................................   27

PART II.  OTHER INFORMATION............................................................................................   27

   ITEM 1.  LEGAL PROCEEDINGS..........................................................................................   27
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................................   27
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................................   27
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................   27
   ITEM 5.  OTHER INFORMATION..........................................................................................   28
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................................   28
      (a) Index to Exhibits............................................................................................   28
      (b) Reports on Form 8-K..........................................................................................   28
   SIGNATURES..........................................................................................................   29

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
Dollars and shares in thousands, except par values

                                                           (UNAUDITED)
                                                           DECEMBER 31,     September 30,
                                                              2003              2003
                                                            RESTATED          Restated
                                                           -----------      -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $  1,126          $    948
  Trade accounts receivable (net of allowance of $172 and
   $194)                                                       1,812             1,892
  Inventories:
   Finished goods                                              2,577             2,555
   Work-in-progress, raw material and supplies                 2,370             2,153
  Prepaid expenses                                               235               397
  Other current assets                                            45               152
                                                            --------          --------
    Total current assets                                       8,165             8,097
                                                            --------          --------
PROPERTY, PLANT AND EQUIPMENT, NET                             1,954             2,178
                                                            --------          --------
OTHER ASSETS:
  Trademarks (net of amortization of $223 and $202)              266               272
  Other                                                           93               121
                                                            --------          --------
    Total other assets                                           359               393
                                                            --------          --------
    Total assets                                            $ 10,478          $ 10,668
                                                            ========          ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Line of credit                                            $    896          $  1,383
  Trade accounts payable                                       2,529             2,143
  Income taxes payable                                           513               506
  Accrued expenses and other liabilities                       2,276             2,399
  Distributor Development Liability due within one year          200               200
  Long-term debt due within one year                              22                22
                                                            --------          --------
   Total current liabilities                                   6,436             6,653
                                                            --------          --------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                5                11
  Distributor Development Liability (less amounts due
   within one year)                                           13,817            12,758
                                                            --------          --------
    Total long-term liabilities                               13,822            12,769
                                                            --------          --------
CONTINGENCIES:                                                     -                 -
STOCKHOLDERS' DEFICIT:
  Preferred stock, $5 par value; authorized, 300 shares;
   issued, none                                                    -                 -
  Common stock, $1 par value; authorized, 10,000 shares;
   issued and outstanding, 6,746 shares                        6,746             6,746
  Capital in excess of par value                               8,231             8,231
  Accumulated deficit                                        (24,757)          (23,731)
                                                            --------          --------
    Total stockholders' deficit                               (9,780)           (8,754)
                                                            --------          --------
    Total liabilities and stockholders' deficit             $ 10,478          $ 10,668
                                                            ========          ========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
Dollars and shares in thousands, except per share data

                                                    For the three months ended December 31,
                                                              2003          2002
                                                            Restated      Restated
                                                            --------      --------
REVENUES:
  Product sales, less returns and allowances                $ 8,383       $ 8,826
  Distributor development program                            (1,044)         (819)
                                                            -------       -------
Net product sales                                             7,339         8,007
                                                            -------       -------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                       5,086         5,242
  Selling, general and administrative expenses                3,270         3,334
  Interest expense                                               17            14
  Other (income) expense, net                                   (15)          (27)
                                                            -------       -------
   Total operating costs and expenses                         8,358         8,563
                                                            -------       -------
Loss before income taxes and cumulative effect of
  accounting change                                          (1,019)         (556)
Provision (benefit) for income taxes                              7            (7)
                                                            -------       -------
Loss before cumulative effect of accounting change           (1,026)         (549)
Cumulative effect of accounting change                            -         5,451
                                                            -------       -------
NET LOSS                                                    $(1,026)      $(6,000)
                                                            =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted                                           6,746         6,742
                                                            =======       =======
BASIC AND DILUTED PER SHARE OF COMMON STOCK:
Loss before cumulative effect of accounting change          $ (0.15)      $ (0.08)
Cumulative effect of accounting change                      $     -       $ (0.81)
                                                            -------       -------
NET LOSS                                                    $ (0.15)      $ (0.89)
                                                            =======       =======

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Dollars in thousands                            For the three months ended December 31,
                                                      2003                  2002
                                                    Restated              Restated
                                                ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,026)              $(6,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Cumulative effect of accounting change                -                 5,451
    Distributor development program                   1,059                   819
    Depreciation and amortization                       203                   215
    Provision for loss on disposal of assets             48                     -
    Unearned compensation                                 -                     1
    Deferred income taxes                                 -                     -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease (increase) in receivables                    79                  (566)
   (Increase) decrease in inventories                  (240)                   65
   Decrease in prepaid expenses                         162                   105
   Decrease in other current assets                     107                    30
   Increase in accounts payable                         386                   692
   (Decrease) increase in accrued expenses and
    other liabilities                                  (124)                  401
   Increase (decrease) in income taxes payable            7                   (11)
   Other, net                                            23                    32
                                                    -------               -------
       Net cash provided by operating
        activities                                      684                 1,234
                                                    -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (14)                  (33)
                                                    -------               -------
       Net cash used in investing activities            (14)                  (33)
                                                    -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                 (487)               (1,001)
  Payment of long term debt                              (5)                 (124)
                                                    -------               -------
       Net cash used in financing activities           (492)               (1,125)
                                                    -------               -------
Net increase in cash and cash equivalents               178                    76
Cash and cash equivalents, beginning of period          948                   481
                                                    -------               -------
Cash and cash equivalents, end of period            $ 1,126               $   557
                                                    =======               =======

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

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

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated condensed financial statements and related notes should be read in conjunction with the consolidated condensed financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

      2. Restatement

The accompanying balance sheets as of December 31, 2003 and September 30, 2003, and the accompanying statements of operations and of cash flows for the three months ended December 31, 2003 and 2002 have been restated. The adjustments associated with the restatement related to the following:

      Accrued Distributor Development Liabilities

Pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which was issued in 2001, we changed the way we account for the potential one million dollar award associated with our Distributor Development Program, otherwise known as our Edge Success Program ("Program"). Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified the probability, in aggregate, of distributors reaching the goal (earning 30,000 credits for sales of our product units) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid Master Distributors in their retirement/succession plan and promote growth and retention within the new distributor network. Because of these original intentions and the long-term nature of this Program (fifteen years), management did not consider the implications of this pronouncement to the award associated with the Program and therefore EITF 01-9 was not adopted in 2001 as required. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it was not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate whereby we assume each eligible distributor will earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the quarters ended

December 31, 2003 and 2002, this adjustment (i) decreased sales by $1,044 and $819, respectively, and (ii) decreased selling, general and administrative expenses by $198 and $150, respectively.

      Tooling Assets

In 2003, we performed an analysis on the potential impairment of certain tooling assets. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly we recorded an impairment charge of $1,613 as of September 30, 2003. We inadvertently omitted impairment charges of $98 for patents and trademarks relating to these tooling assets and have reflected such additional impairment in the restated 2003 Consolidated Condensed Balance Sheet for the year ended September 30, 2003.

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result we reversed the original impairment recorded in fiscal 2003. For the quarters ended December 31, 2003 and 2002, the adjustments decreased the provision for income taxes by $-0- and $32, respectively.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows .

                                                  QUARTER ENDED DECEMBER 31,
Summary of Restatement Adjustments by Type             2003        2002
------------------------------------------        ----------     -----------
(Increase) decrease to net loss-
  DISTRIBUTOR DEVELOPMENT LIABILITIES:
   Revenues                                          $(1,044)    $  (819)
   Selling, general and administrative expenses          198         150
  DEFERRED TAX ADJUSTMENT
   Provision for income taxes                              -          32
                                                     -------     -------
Total effect of restatement on net loss              $  (846)    $  (637)
                                                     =======     =======

      Summary of Restated Financial Data

The following tables present a summary of our balance sheet, statements of operations and of cash flows as previously reported, and as restated as a result of the restatement adjustments summarized above.

CONSOLIDATED CONDENSED BALANCE SHEETS
Dollars and shares in thousands, except par values

                                                                            (unaudited)
                                                             (UNAUDITED)    Previously                    Previously
                                                              RESTATED       Reported       RESTATED       Reported
                                                            DECEMBER 31,   December 31,   SEPTEMBER 30,  September 30,
                                                                2003           2003           2003           2003
                                                            -----------    -----------    ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,126       $  1,126       $    948       $    948
  Trade accounts receivable (net of allowance of $172
   and $194)                                                     1,812          1,812          1,892          1,892
  Inventories:
   Finished goods                                                2,577          2,577          2,555          2,555
   Work-in-progress, raw material and supplies                   2,370          2,370          2,153          2,153
  Prepaid expenses                                                 235            235            397            397
  Other current assets                                              45             45            152            152
                                                              --------       --------       --------       --------
    Total current assets                                         8,165          8,165          8,097          8,097
                                                              --------       --------       --------       --------
PROPERTY, PLANT AND EQUIPMENT, NET                               1,954          1,954          2,178          2,178
                                                              --------       --------       --------       --------
OTHER ASSETS:
  Trademarks (net of amortization of $223 and $202)                266            364            272            370
  Other                                                             93             93            121            121
                                                              --------       --------       --------       --------
    Total other assets                                             359            457            393            491
                                                              --------       --------       --------       --------
    Total assets                                              $ 10,478       $ 10,576       $ 10,668       $ 10,766
                                                              ========       ========       ========       ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Line of credit                                              $    896       $    896       $  1,383       $  1,383
  Trade accounts payable                                         2,529          2,529          2,143          2,143
  Income taxes payable                                             513            513            506            506
  Accrued expenses and other liabilities                         2,276          3,536          2,399          3,445
  Distributor Development Liability due within one year            200              -            200              -
  Long-term debt due within one year                                22             22             22             22
                                                              --------       --------       --------       --------
   Total current liabilities                                     6,436          7,496          6,653          7,499
                                                              --------       --------       --------       --------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                  5              5             11             11
  Distributor Development Liability (less amounts due
   within one year)                                             13,817              -         12,758              -
                                                              --------       --------       --------       --------
    Total long-term liabilities                                 13,822              5         12,769             11
                                                              --------       --------       --------       --------
CONTINGENCIES:                                                       -              -              -              -
STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $5 par value; authorized, 300
   shares; issued, none                                              -              -              -              -
  Common stock, $1 par value; authorized, 10,000 shares;
   issued and outstanding, 6,746 shares                          6,746          6,746          6,746          6,746
  Capital in excess of par value                                 8,231          8,231          8,231          8,231
  Accumulated deficit                                          (24,757)       (11,901)       (23,731)       (11,721)
                                                              --------       --------       --------       --------
    Total stockholders' (deficit) equity                        (9,780)         3,075         (8,754)         3,256
                                                              --------       --------       --------       --------
    Total liabilities and stockholders' (deficit) equity      $ 10,478       $ 10,576       $ 10,668       $ 10,766
                                                              ========       ========       ========       ========

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                            For the three months ended December 31,
                                                                      2003                        2002
Dollars and shares in thousands, except per share       2003       Previously       2002       Previously
data                                                  RESTATED      Reported      RESTATED      Reported
                                                      --------     ---------      --------     ---------
REVENUES:
  Product sales, less returns and
   allowances                                         $ 8,383       $ 8,383       $ 8,826       $ 8,826
  Distributor development program                      (1,044)            -          (819)            -
                                                      -------       -------       -------       -------
Net product sales                                       7,339         8,383         8,007         8,826
                                                      -------       -------       -------       -------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                 5,086         5,086         5,242         5,242
  Selling, general and administrative expenses          3,270         3,468         3,334         3,484
  Interest expense                                         17            17            14            14
  Other (income) expense, net                             (15)          (15)          (27)          (27)
                                                      -------       -------       -------       -------
   Total operating costs and expenses                   8,358         8,556         8,563         8,713
                                                      -------       -------       -------       -------
(Loss) income before income taxes and cumulative
  effect of accounting change                          (1,019)         (173)         (556)          113
Provision (benefit) for income taxes                        7             7            (7)           25
                                                      -------       -------       -------       -------
(Loss) income before cumulative effect of
  accounting change                                    (1,026)         (180)         (549)           88
Cumulative effect of accounting change                      -             -         5,451         5,451
                                                      -------       -------       -------       -------
NET LOSS                                              $(1,026)      $  (180)      $(6,000)      $(5,363)
                                                      =======       =======       =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted                                     6,746         6,746         6,742         6,742
                                                      =======       =======       =======       =======
BASIC AND DILUTED PER SHARE OF COMMON STOCK:
(Loss) income before cumulative effect of
  accounting change                                   $ (0.15)      $ (0.03)      $ (0.08)      $  0.01
Cumulative effect of accounting change                $     -       $     -       $ (0.81)      $ (0.81)
                                                      -------       -------       -------       -------
NET LOSS                                              $ (0.15)      $ (0.03)      $ (0.89)      $ (0.80)
                                                      =======       =======       =======       =======

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                    For the three months ended December 31,
Dollars in thousands                                           2003                        2002
                                                 2003       Previously       2002       Previously
                                               RESTATED      Reported      RESTATED      Reported
                                               --------     ---------      --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(1,026)      $  (180)      $(6,000)      $(5,363)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Cumulative effect of accounting
     change                                          -             -         5,451         5,451
    Distributor development program              1,059             -           819            -
    Depreciation and amortization                  203           203           215           215
    Provision for loss on disposal of
     assets                                         48            48             -             -
    Unearned compensation                            -             -             1             1
    Deferred income taxes                            -             -             -            19
  CHANGES IN OPERATING ASSETS AND
   LIABILITIES:
   Decrease (increase) in receivables               79            79          (566)         (566)
   (Increase) decrease in inventories             (240)         (240)           65            65
   Decrease in prepaid expenses                    162           162           105           105
   Decrease in other current assets                107           107            30            30
   Increase in accounts payable                    386           386           692           692
   (Decrease) increase in accrued expenses
    and other liabilities                         (124)           89           401           551
   Increase (decrease) in income taxes payable       7             7           (11)            2
   Other, net                                       23            23            32            32
                                               -------       -------       -------       -------
       Net cash provided by operating
        activities                                 684           684         1,234         1,234
                                               -------       -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (14)          (14)          (33)          (33)
                                               -------       -------       -------       -------
       Net cash used in investing
        activities                                 (14)          (14)          (33)          (33)
                                               -------       -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility            (487)         (487)       (1,001)       (1,001)
  Payment of long term debt                         (5)           (5)         (124)         (124)
                                               -------       -------       -------       -------
       Net cash used in financing
        activities                                (492)         (492)       (1,125)       (1,125)
                                               -------       -------       -------       -------
Net increase in cash and cash equivalents          178           178            76            76
Cash and cash equivalents, beginning of
  period                                           948           948           481           481
                                               -------       -------       -------       -------
Cash and cash equivalents, end of period       $ 1,126       $ 1,126       $   557       $   557
                                               =======       =======       =======       =======

      3. Other Intangible Assets

Total amortization expense for trademarks and patents was $13 and $10, for the three months ended December 31, 2003, and 2002, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2004 and for the next four fiscal years ending September 30, 2005 through 2008, as $35, $20, $19, $17, and $15.

      4. Guarantees

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

We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. As of December 31, 2003, we had $82 of cash reserves we had received from Canadian Distributors. The amount was included in the accrued expenses and other liabilities line item of our Consolidated Condensed Balance Sheets. We expect to hold them for at least a period approximating the term of the finance contracts with the end consumers, which typically have a 36 month term.

Although it is not practical for us to estimate future cash payments on possible repurchases; the maximum potential of future payments that we could be required to make under the guarantee is the total contracts outstanding of $944 at December 31, 2003. However, from the commencement of the contract in July 2002 we have repurchased only one contract approximating $3 under this guarantee. Moreover, we are permitted pursuant to agreements with our Canadian distributors to be reimbursed from the cash reserves referred to above for the costs and expenses incurred in fulfilling our guarantee to the finance company.

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

Changes in our warranty liability were as follows:

                                              Three Months Ended
                                       -------------------------------
                                       December 31,        December 31,
                                           2003                2002
                                       ------------        ----------
Balance at beginning of period         $        193          $    190
  Charges to expense                             47                56
  Usage                                         (45)              (69)
                                       ------------          --------
Balance at end of period               $        195          $    177
                                       ============          ========

      5. Earnings Per Share

The denominators for calculating our basic and diluted earnings per share were identical for the quarter ended December 31, 2003, as the 1,159 outstanding options were not included in the calculation of diluted shares outstanding as the result would have been anti-dilutive. The exercise prices of these options range from $1.00 to $7.50 per share and expire between January 4, 2004, and August 29, 2010.

All 1,147 stock options outstanding for the quarter ended December 31, 2002, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

      6. Long-term Compensation Plan

We record stock-based compensation expense using the intrinsic value method on the date of grant in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Because we establish the exercise price based on the greater of fair market or par value of our stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, we report the potential dilutive impact of stock options in our diluted earnings per share. As allowed by SFAS 148, we have elected to continue to apply the intrinsic value-based method of accounting and have adopted the disclosure requirements of SFAS 123.

If we had measured compensation cost for stock options granted under the fair value based method prescribed by SFAS 123, net income would have changed to the pro forma amounts set forth below:

                                                        For the three months ended
                                                               December 31,
                                                             2003         2002
                                                        --------------------------
Net loss, as reported                                      $(1,026)     $(6,000)
  Add: Stock-based employee compensation
   expense included in reported net (loss)
   income, net of related tax effects                            -            -
                                                           -------      -------
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                                    23           23
                                                           -------      -------
PRO FORMA NET LOSS                                         $(1,049)     $(6,023)
                                                           =======      =======
BASIC AND DILUTED PER SHARE OF COMMON STOCK:
  As reported                                              $ (0.15)     $ (0.89)
  Proforma                                                 $ (0.15)     $ (0.89)

      7. Executive Compensation

On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, Chief Executive Officer, triggering certain benefit payments. Consequently, compensation expense approximating $200 will be recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of resignation.

      8. Commitments and Contingencies

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

Claims arising in the ordinary course of business are also pending against us. Although these are in various stages of the litigation process, we believe that none of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Included in the accompanying Consolidated Balance Sheets at December 31, 2003, and 2002, were accruals of $15 and $15, respectively, relating to various claims.

      9. Related Party Transactions

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each own 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, a brokerage service provider for sourcing consumer credit, assists its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charges additional fees to our Distributors for these financing services. VCL's client list also includes a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may guarantee the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender pays VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL pays to us. During the quarters ended December 31, 2003, and 2002, VCL paid HMI $5 and $6, respectively in connection with such financing services. Additionally, in certain cases a Distributor may not be able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL may provide the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL will purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL will purchase a replacement product from us at the same price paid by our Master Distributors and we will ship it to the Distributor to replace the product the Distributor just sold. During the quarters ended December 31, 2003, and 2002, VCL purchased an aggregate of $12 and $11, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL.

Beginning in June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. During the quarter ended December 31, 2002, VCL paid HMI $6 in rent for such space, which amount was based upon an allocation of our total monthly lease payments to the amount of space utilized by VCL. In February 2003 a new lease was entered into for office space with VCL as the tenant. We began subleasing space from VCL for $3 per month, which amount is based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilize. For the quarter ended December 31, 2003 we paid VCL a total of $8 in lease payments. The sublease was terminated in February, 2004.

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc., a distributor of products manufactured by HMI, and which is owned by Mr. Weeter and his wife. For the quarters ended December 31, 2003, and 2002, FVS, Inc. purchased, at Master Distributor pricing, a total of $11 and $22, respectively, in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $3 and $12 for the three months ended December 31, 2003, and 2002, respectively. The amounts paid were distributor paid overrides ("DPO's") collected by us from distributors that were brought into the Filter Queen business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $14 and $14 as of December 31, 2003, and 2002, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of December 31, 2003 and 2002.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the quarters ended December 31, 2003, and 2002, Summit Air purchased, at Master Distributor pricing, a total of $9, and $63, respectively, in products from us. Mr. Hookom became an employee of HMI on January 1, 2003 and under the terms of his employment agreement; Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $45 and $36, respectively, of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the quarters ended December 31, 2003 and 2002. Mr. Hookom also received DPO's due to him under our Career Development Program of $13 and $25 for the three months ended December 31, 2003, and 2002, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Hookom. The total DPO's still owed to Mr. Hookom were $44 and $33 as of December 31, 2003, and 2002, respectively. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of December 31, 2003 and 2002.

The above amounts are not considered to be significant to the financial statements as a whole and therefore have not separately identified in the Consolidated Condensed Balance Sheets, Statements of Operations or Statements of Cash Flow.

      10. Subsequent Events

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

The cumulative effect of the adjustments on our statement of operations associated with the restatement of our financial statements was a $12,856 reduction in our net earnings over the period from January 1, 2001 through December 31, 2003. Such an earnings reduction caused us to be in default of our $2,400 tangible net worth covenant. In addition we have violated our financial reporting requirements to the bank as the restatement process has delayed any subsequent filings of our public statements with the Securities and Exchange Commission since our first fiscal quarter of 2003. Our credit agreement covenants require that our statements be filed quarterly with the bank within 45 days of the end of each quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Item 2 of Management's Discussion and Analysis has been revised to reflect the restatement of our Consolidated Condensed Financial Statements for the quarters ended December 31, 2003 and 2002. Refer to the Introductory Note to this Form 10-Q/A - "Restatement of Prior Financial Information" and Note 2 of our Consolidated Condensed Financial Statements for a further discussion of the restatement adjustments and changes resulting from the restatement.

      Accrued Distributor Development Liabilities

As discussed in Note 2 to the Consolidated Condensed Financial Statements EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" was issued in 2001. At such time we did not consider the implications of this accounting pronouncement to our $1,000 award associated with our Distributor Development Program, otherwise known as our Edge Success Program. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized when
(i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the quarters ended December 3, 2003 and 2002, this adjustment (i) decreased sales by $1,044 and $819, respectively, and (ii) decreased selling, general and administrative expenses by $198 and $150, respectively.

      Tooling Assets

In 2003, we performed an analysis on the potential impairment of certain tooling assets. We concluded from our analysis, which was based upon the held and used model that the tooling assets were fully impaired and accordingly we recorded an impairment charge of $1,613 as of September 30, 2003. We inadvertently omitted impairment charges of $98 for patents and trademarks relating to these tooling assets and have reflected such additional impairment in the restated 2003 Consolidated Condensed Balance Sheet for the year ended September 30, 2003.

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result we reversed the original impairment recorded in fiscal 2003. For the quarters ended December 31, 2003 and 2002, the adjustments decreased the provision for income taxes by $-0- and $32, respectively.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows.

                                                        QUARTER ENDED DECEMBER 31,
Summary of Restatement Adjustments by Type                   2003         2002
                                                        ----------      -------
(Increase) decrease to net loss-
  DISTRIBUTOR DEVELOPMENT LIABILITIES:
   Revenues                                                $(1,044)     $  (819)
   Selling, general and administrative expenses                198          150

  DEFERRED TAX ADJUSTMENT
   Provision for income taxes                                    -           32
                                                           -------      -------
Total effect of restatement on net loss                    $  (846)     $  (637)
                                                           =======      =======

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

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. For a more complete description of our critical accounting policies please refer to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003.

RESULTS OF OPERATIONS

      Product Sales

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

Product sales, less returns and allowances, of $8,383 for the quarter ended December 31, 2003, were $443 or 5.0% lower when compared to the prior year sales of $8,826. The decrease was attributable to lower sales in Europe and the Americas offset by increased sales in Asia.

The largest sales decline was in Europe and was driven by reduced sales to Spain, Portugal, and Denmark. The decrease in these regions' sales was principally associated with the ongoing challenges of lead generation, the recruiting of new sales associates, and the retention of existing associates within these importers' territories. It is hoped that the Edge Success Program ("the Edge") which was introduced in these countries in the second and third quarter of fiscal 2003 will increase both the recruiting and retention of sales associates and distributors, similar to what has been experienced with the program in our Americas direct sales network.

Asian sales increased primarily as the result of product being shipped to a new customer in Malaysia during the first quarter of fiscal 2004.

      Distributor Development Program

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

The sales reduction associated with our Distributor Development Program for the quarter ended December 31, 2003 was $1,044 compared to $819 for the same quarter in the prior year. The additional sales reduction from prior year of $225 was driven by increased international sales volume, offset by termination gains which were largely attributable to one established U.S. distributor who left the business during the quarter ended December 31, 2003. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion of the accounting pertaining to this Program.

      Gross Margin, exclusive of distributor development program

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

The gross margin, exclusive of distributor development program costs, for the quarter ended December 31, 2003, was $3,297 or 39.3% of sales as compared to $3,584 or 40.6% of sales in the prior year. The decrease in gross margin of $287 was driven by the aforementioned decreased sales volume.

      Selling, General, and Administrative ("SG&A")

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

The SG&A expenses for the quarter ended December 31, 2003, of $3,270 or 44.6% of sales were $64 or 2.0% lower when compared to the same period in the prior year of $3,334 or 41.6% of sales. While this variance is not considered significant, it should be noted that increased costs associated with distributor development, including developing new lead generation programs to assist our distribution network with the challenges created by the recently enacted telemarketing laws, were largely offset by lower compensation costs which followed the lower level of sales and earnings as well as expenses incurred in the prior year associated with certain growth initiatives in the Americas division.

      Interest Expense

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

Interest expense for the quarter ended December 31, 2003, was $17 or $3 higher when compared to $14 for the same period in fiscal 2003, and primarily reflects the increased borrowings on our line of credit when compared to the first quarter of the prior year.

      Other (income) expense, net

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

The decrease in other income from $27 in the prior year to $15 for the quarter ended December 31, 2003, was attributable to a variety of individually insignificant items.

      Income Taxes

FIRST QUARTER OF FISCAL 2004 COMPARED TO FIRST QUARTER OF FISCAL 2003

The effective income tax rate for the quarter ended December 31, 2003, was (0.7%) compared to an effective rate of 1.3% for the same period in the prior year and is primarily associated with state franchise taxes.

      Cumulative Effect of Accounting Change

On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill. There was no tax effect related to this item as this charge is a permanent difference for income tax purposes. This amount is reflected, in this Form 10-Q/A, as a deduction from results of operations for the quarter ended December 31, 2002.

      Inflation and Pricing

Product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities

Cash flows from operating activities provided net cash of $684 for the three months ended December 31, 2003, principally due to cash inflows resulting from an increase in accounts payable of $386, decreases in prepaid expenses and other current assets of $162 and $107, respectively, as well as net non-cash expenses of $1,310 of which $1,059 is attributable to the new accounting associated with our distributor development program and $203 is related to depreciation and amortization, offset by an increase in inventories of $240 and a net loss of $1,026.

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

Increased raw materials, primarily motors and electrical components, of $217 accounted for the majority of the inventories increase at December 31, 2003. Less than anticipated sales and lower then expected manufacturing through-put, as well as materials relating to new product lines, led to this increase.

      Investing Activities

Capital expenditures of $14 represent the entire net cash used in investing activities for the three months ended December 31, 2003, of which the largest portion relates to tooling associated with our current product line.

      Financing Activities

Net cash used in financing activities was $492, which included $487 for net repayments under the credit facility and $5 for payment of long-term debt.

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

The cumulative effect of the adjustments on our statement of operations associated with the restatement of our financial statements was a $12,856 reduction in our net earnings over the period from January 1, 2001 through December 31, 2003. Such an earnings reduction caused us to be in default of our $2,400 tangible net worth covenant. In addition we have violated our financial reporting requirements to the bank as the restatement process has delayed any subsequent filings of our public statements with the Securities and Exchange Commission since our first fiscal quarter of 2003. Our credit agreement covenants require that our statements be filed quarterly with the bank within 45 days of the end of each quarter.

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

SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

During the second quarter of fiscal 2004, we engaged certain independent professionals to review relationships we had with certain affiliates. These professionals completed their review and issued a report to the special committee in February 2004. In addition on February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, the Chairman and Chief Executive Officer. Consequently, compensation expense of approximately $200 was recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of his resignation.

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

Pursuant to EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" we changed the way we account for the potential one million dollar award for the Edge Success Program ("Program"). Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified, in aggregate, the probability of distributors reaching the goal thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid the Master Distributors in their retirement/succession plan, and promote growth and retention within the new Distributor network. Because of these original intentions and the long-term nature of this Program, management did not, in 2001, consider the implications of EITF 01-9 (which deals with several aspects of revenue recognition when awards or refunds are paid to customers) to the Program and therefore EITF 01-9 was not adopted at that time as required. However, as we recently became aware of the implications of EITF 01-9 to us, it was determined that EITF 01-9 should have been adopted in 2001. This conclusion was based on the fact that because HMI is selling to distributors, any monetary amounts that are paid to the distributors, pursuant to a program that is geared to volume of sales falls within EITF 01-9.

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

This results in our recording a liability related to every qualifying sale and only derecognizing such liability (i.e. the accrual is eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. The application of EITF 01-9 requires a $14,017 accrual at December 31, 2003, to reflect the future obligation associated with the Program. This amount was determined by multiplying the percentage of attainment of the 30,000 unit goal for every eligible distributor by the present value of five payments of $200,000, discounted at a risk adjusted interest rate.

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

We have been funding the actuarially determined present value of total award payouts calculated on an aggregate basis under this program since September 2000 and such fund had a balance of $1,124 as of December 31, 2003. It is our intention to continue to fund the projected stream of cash payouts subject to our cash flow model based on our aggregate actuarial model, which will continue to be updated annually by our independent actuaries based on our experience. These funds are maintained in a short term investment account and recorded as cash and cash equivalents in our Consolidated Condensed Balance Sheets.

FUTURE ACCOUNTING REQUIREMENTS

FASB Interpretation No. 46, Consideration of Variable Interest Entities (FIN
46): This statement was issued in January 2003 and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For those arrangements entered into after January 31, 2003, we are required to apply the provisions of FIN No. 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements entered into in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We are in the process of determining the effect, if any, the adoption of FIN 46-R will have on our financial statements. There are no variable interest entities with which we are affiliated or for which it is reasonably possible that we will need to consolidate or disclose information about upon our adoption of FIN 46-R.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of December 31, 2003, we had $896 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the December 31, 2003, rates and assuming no changes in outstanding debt levels from December 31, 2003 levels, we would realize an increase in our annual interest expense of approximately $4.

ITEM 4.  CONTROLS AND PROCEDURES

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

Primarily in response to the matters identified as restatement adjustments resulting from the adoption of EITF 01-9, management has taken significant steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above errors by taking the following steps, among others:

      - Creation of a position within the Finance department with a prime responsibility being the ongoing research and analysis of all new accounting pronouncements and their implications to our Company. The analysis of the new pronouncements will be reviewed with the Chief Financial Officer, Corporate Controller and outside accountants to access their applicability to the financial statements and disclosure requirements necessary to meet the requirements of the SEC and generally accepted accounting principles.

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

      3.1   Certificate of Incorporation~

                  Incorporated by reference from Annual Report on form 10-K for the year ended September 30, 1995

      3.2   Bylaws~

                  Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003

      10.01 Material Contracts~

                  U.S. Bank N.A. Waiver Letter and Amendment to Revolving Credit Note dated February 20, 2004, , incorporated by reference from Annual Report on Form 10-K for the year ended September 30, 2003

      10.02 Material Contracts~

                  U.S. Bank N.A. Waiver Letter and Amendment to Revolving Credit Note, dated October 15, 2004, incorporated by reference from Form 8-K filed on October 21, 2004

      31.1  Rule 13a-14(a)/15d-14(a) Certification~

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

                                               HMI Industries Inc.
                                               ------------------
                                                  (Registrant)

Date: October 22, 2004                      /s/ Julie A. McGraw
                                            ------------------------------------
                                                Julie A. McGraw
                                                Vice President - Chief Financial
                                                   Officer