Form 10-Q
period 2004-03-31
HMI INDUSTRIES INC
filed 2004-10-22
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of Registrant as Specified in Its Charter)

                            DELAWARE                                               36-1202810
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio                  44131
---------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                            (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 986-8008
--------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at September 30,2004
  ------------------------------------          --------------------------------
  Common stock, $1 par value per share                     6,745,609

================================================================================

PART I.  FINANCIAL INFORMATION...................................................................................   3

   ITEM 1. FINANCIAL STATEMENTS..................................................................................   3
      Consolidated Condensed Balance Sheets......................................................................   3
      Consolidated Condensed Statements of Operations............................................................   4
      Consolidated Condensed Statements of Cash Flow.............................................................   5
      Notes to Consolidated Condensed Financial Statements (unaudited)...........................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN
THOUSANDS).......................................................................................................  16

      Critical Accounting Policies...............................................................................  16
      Results of Operations......................................................................................  16
      Liquidity and Capital Resources............................................................................  18
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of
      1995.......................................................................................................  20
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................  21
   ITEM 4.  CONTROLS AND PROCEDURES..............................................................................  21
      (A) Evaluation of Disclosure Controls and Procedures.......................................................  21
      (B) Changes in Internal Controls...........................................................................  21

PART II.  OTHER INFORMATION......................................................................................  21

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................  21
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................  22
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................  22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................  22
   ITEM 5.  OTHER INFORMATION....................................................................................  22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................  22
      (a) Index to Exhibits......................................................................................  22
      (b) Reports on Form 8-K....................................................................................  23
   SIGNATURES....................................................................................................  23

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
Dollars and shares in thousands, except par values

                                                           (UNAUDITED)       SEPTEMBER 30,
                                                             MARCH 31,           2003
                                                               2004           RESTATED
                                                           -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $   1,433          $    948
  Trade accounts receivable (net of allowance of $162 and
$194)                                                          2,553             1,892
  Inventories:
    Finished goods                                             2,731             2,555
    Work-in-progress, raw material and supplies                2,122             2,153
  Prepaid expenses                                               171               397
  Other current assets                                           136               152
                                                           ---------          --------
      Total current assets                                     9,146             8,097
                                                           ---------          --------
PROPERTY, PLANT AND EQUIPMENT, NET                             1,897             2,178
                                                           ---------          --------
OTHER ASSETS:
  Trademarks (net of amortization of $214 and $202)              232               272
  Other                                                            -               121
                                                           ---------          --------
      Total other assets                                         232               393
                                                           ---------          --------
      Total assets                                         $  11,275          $ 10,668
                                                           =========          ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Line of credit                                           $     466          $  1,383
  Trade accounts payable                                       2,771             2,143
  Income taxes payable                                           504               506
  Accrued expenses and other liabilities                       2,529             2,399
  Distributor Development Liability due within one year          200               200
  Long-term debt due within one year                              22                22
                                                           ---------          --------
     Total current liabilities                                 6,492             6,653
                                                           ---------          --------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                -                11
  Distributor Development Liability (less amounts due
within one year)                                              14,495            12,758
                                                           ---------          --------
      Total long-term liabilities                             14,495            12,769
                                                           ---------          --------
CONTINGENCIES:                                                     -                 -

STOCKHOLDERS' DEFICIT:
  Preferred stock, $5 par value; authorized, 300 shares;
issued, none                                                       -                 -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                       6,746             6,746
  Capital in excess of par value                               8,231             8,231
  Accumulated deficit                                        (24,689)          (23,731)
                                                           ---------          --------
      Total stockholders' deficit                             (9,712)           (8,754)
                                                           ---------          --------
      Total liabilities and stockholders' deficit          $  11,275          $ 10,668
                                                           =========          ========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars and shares in thousands, except per share data

                                                    For the three months ended March 31,  For the six months ended March 31,
                                                                         Restated                             Restated
                                                          2004             2003                2004            2003
                                                        --------         --------            --------         --------
REVENUES:
  Product sales, less returns and allowances            $ 10,775         $  9,295            $ 19,158         $ 18,121
  Distributor development program                           (653)          (1,409)             (1,697)          (2,228)
                                                        --------         --------            --------         --------
Net product sales                                         10,122            7,886              17,461           15,893
                                                        --------         --------            --------         --------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                    6,273            5,592              11,359           10,834
  Selling, general and administrative expenses             3,781            3,537               7,051            6,871
  Loss on liquidation of foreign subsidiary                    -              905                   -              905
  Interest expense                                            17                6                  34               20
  Other (income) expense, net                                (17)             (34)                (32)             (61)
                                                        --------         --------            --------         --------
    Total operating costs and expenses                    10,054           10,006              18,412           18,569
                                                        --------         --------            --------         --------
Income (loss) before income taxes and cumulative
effect of accounting change                                   68           (2,120)               (951)          (2,676)
Provision (benefit) for income taxes                           -                2                   7               (5)
                                                        --------         --------            --------         --------
Income (loss) before cumulative effect of
accounting change                                             68           (2,122)               (958)          (2,671)
Cumulative effect of accounting change                         -                -                   -            5,451
                                                        --------         --------            --------         --------
NET  INCOME  (LOSS)                                     $     68         $ (2,122)               (958)          (8,122)
                                                        ========         ========            ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted                                        6,746            6,742               6,746            6,742
                                                        ========         ========            ========         ========
BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
Income (loss) before cumulative effect of
accounting change                                       $   0.01         $  (0.31)           $  (0.14)        $  (0.39)
Cumulative effect of accounting change                  $      -         $      -            $      -         $  (0.81)
                                                        --------         --------            --------         --------
NET INCOME (LOSS)                                       $   0.01         $  (0.31)           $  (0.14)        $  (1.20)
                                                        ========         ========            ========         ========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                             For the six months ended March 31,
                                                                                  Restated
Dollars in thousands                                               2004             2003
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $        (958)   $      (8,122)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
       Cumulative effect of accounting change                              -            5,451
       Distributor development program                                 1,737            2,229
       Depreciation and amortization                                     360              379
       Loss on liquidation of foreign subsidiary                           -              905
       Unearned compensation                                               -                2
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Increase in receivables                                             (661)            (190)
    Increase in inventories                                             (145)            (334)
    Decrease in prepaid expenses                                         226              152
    Decrease (increase) in other current assets                           16              (18)
    Increase in accounts payable                                         628              984
    Increase in accrued expenses and other
      liabilities                                                        130              529
    Decrease in income taxes payable                                      (2)             (24)
    Other, net                                                           138               83
                                                               -------------    -------------
        Net cash provided by operating activities                      1,469            2,026
                                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (56)            (127)
                                                               -------------    -------------
        Net cash used in investing activities                            (56)            (127)
                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                                  (917)          (1,392)
  Payment of long term debt                                              (11)            (201)
                                                               -------------    -------------
        Net cash used in financing activities                           (928)          (1,593)
                                                               -------------    -------------
Net increase in cash and cash equivalents                                485              306
Cash and cash equivalents, beginning of period                           948              481
                                                               -------------    -------------
Cash and cash equivalents, end of period                       $       1,433    $         787
                                                               =============    =============

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

2.    Restatement

The accompanying balance sheet as of September 30, 2003, and the accompanying statements of operations and of cash flows for the three and six months ended March 31, 2003 have been restated. The adjustments associated with the restatement related to the following:

      Accrued Distributor Development Liabilities

Pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which was issued in 2001, we changed the way we account for the potential one million dollar award associated with our Distributor Development Program, otherwise known as our Edge Success Program ("Program"). Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified, in aggregate, the probability of distributors reaching the goal (earning 30,000 credits for sales of our product units) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid Master Distributors in their retirement/succession plan and promote growth and retention within the new distributor network. Because of these original intentions and the long-term nature of this Program (fifteen years), management did not consider the implications of this pronouncement to the award associated with the Program and therefore EITF 01-9 was not adopted in 2001 as required. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate whereby we assume each eligible distributor will earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the quarter and six months ended March 31, 2003, this adjustment (i) decreased sales by $1,409 and $2,228, respectively, and (ii) decreased selling, general and administrative expenses by $184 and $334, respectively.

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

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result we reversed the original impairment recorded in fiscal 2003. For the quarter and six months ended March 31, 2003, the adjustments increased the provision for income taxes by $4 and decreased the provision $28, respectively.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows.

                                                               Three Months Ended     Six Months Ended
Summary of Restatement Adjustments by Type                       March 31, 2003        March 31, 2003
                                                               ------------------     ----------------
(Increase) decrease to net loss-
  DISTRIBUTOR DEVELOPMENT LIABILITIES:
    Revenues                                                           $  (1,409)           $  (2,228)
    Selling, general and administrative  expenses                            184                  334
  DEFERRED TAX ADJUSTMENT
    Provision for income taxes                                                (4)                  28
                                                                       ---------            ---------
Total effect of restatement on net loss                                $  (1,229)           $  (1,866)
                                                                       =========            =========

      Summary of Restated Financial Data

The following tables present a summary of our balance sheet, statements of operations and of cash flows as previously reported, and as restated as a result of the restatement adjustments summarized above.

 CONSOLIDATED CONDENSED BALANCE SHEETS
Dollars and shares in thousands, except par values

                                                                                           Previously
                                                                           RESTATED        Reported
                                                                         SEPTEMBER 30,    September 30,
                                                                              2003             2003
                                                                         -------------    -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $         948    $         948
  Trade accounts receivable (net of allowance of $172)                           1,892            1,892
  Inventories:
    Finished goods                                                               2,555            2,555
    Work-in-progress, raw material and supplies                                  2,153            2,153
  Prepaid expenses                                                                 397              397
  Other current assets                                                             152              152
                                                                         -------------    -------------
      Total current assets                                                       8,097            8,097
                                                                         -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, NET                                               2,178            2,178
                                                                         -------------    -------------
OTHER ASSETS:
  Trademarks (net of amortization of $202)                                         272              370
  Other                                                                            121              121
                                                                         -------------    -------------
      Total other assets                                                           393              491
                                                                         -------------    -------------
      Total assets                                                       $      10,668    $      10,766
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Line of credit                                                         $       1,383    $       1,383
  Trade accounts payable                                                         2,143            2,143
  Income taxes payable                                                             506              506
  Accrued expenses and other liabilities                                         2,399            3,445
  Distributor Development Liability due within one year                            200                -
  Long-term debt due within one year                                                22               22
                                                                         -------------    -------------
      Total current liabilities                                                  6,653            7,499
                                                                         -------------    -------------
LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                 11               11
  Distributor Development Liability (less amounts due
   within one year)                                                             12,758                -
                                                                         -------------    -------------
      Total long-term liabilities                                               12,769               11
                                                                         -------------    -------------
CONTINGENCIES:                                                                       -                -

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares;
    issued, none                                                                     -                -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                                         6,746            6,746
  Capital in excess of par value                                                 8,231            8,231
  Accumulated deficit                                                          (23,731)         (11,721)
                                                                         -------------    -------------
      Total stockholders' (deficit) equity                                      (8,754)           3,256
                                                                         -------------    -------------
      Total liabilities and stockholders' (deficit) equity               $      10,668    $      10,766
                                                                         =============    =============

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended December

                                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                      MARCH 31, 2003                  MARCH 31, 2003
                                                               ----------------------------    ----------------------------
Dollars and shares in thousands, except per share data           RESTATED       Previously       RESTATED       Previously
                                                                                 Reported                        Reported
                                                               ------------    ------------    ------------    ------------
REVENUES:
  Product sales, less returns and allowances                          9,295           9,295          18,121          18,121
  Distributor development program                                    (1,409)              -          (2,228)              -
                                                               ------------    ------------    ------------    ------------
Net product sales                                              $      7,886    $      9,295    $     15,893    $     18,121
                                                               ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                               5,592           5,592          10,834          10,834
  Selling, general and administrative expenses                        3,537           3,721           6,871           7,205
  Loss on impairment of asset                                             -               -               -               -
  Loss on liquidation of subsidiary                                     905             905             905             905
  Interest expense                                                        6               6              20              20
  Other (income) expense, net                                           (34)            (34)            (61)            (61)
                                                               ------------    ------------    ------------    ------------
    Total operating costs and expenses                               10,006          10,090          18,569          18,903
                                                               ------------    ------------    ------------    ------------
(Loss) income before income taxes and cumulative
  effect of accounting change                                        (2,120)           (895)         (2,676)           (782)
Provision (benefit) for income taxes                                      2              (2)             (5)             23
                                                               ------------    ------------    ------------    ------------
(Loss) income before cumulative effect of accounting
  change                                                             (2,122)           (893)         (2,671)           (805)
Cumulative effect of accounting change                                                    -           5,451           5,451
                                                               ------------    ------------    ------------    ------------
NET (LOSS ) INCOME                                             $     (2,122)   $       (893)   $     (8,122)   $     (6,256)
                                                               ============    ============    ============    ============
Weighted average number of shares outstanding:
  Basic and diluted                                                   6,742           6,742           6,742           6,742
                                                               ============    ============    ============    ============
BASIC AND DILUTED PER SHARE OF COMMON STOCK
   (NOTE 1):
  (Loss) income before cumulative effect of accounting
     change                                                    $      (0.31)   $      (0.13)   $      (0.39)   $      (0.12)
  Cumulative effect of accounting change                       $          -    $          -    $      (0.81)   $      (0.81)
                                                               ------------    ------------    ------------    ------------
  NET (LOSS ) INCOME                                           $      (0.31)   $      (0.13)   $      (1.20)   $      (0.93)
                                                               ============    ============    ============    ============

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                    For the six months ended March 31,
                                                                             2003
                                                          2003             Previously
Dollars in thousands                                    RESTATED           Reported
                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $        (8,122)   $        (6,256)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH
    PROVIDED BY OPERATING ACTIVITIES:
       Cumulative effect of accounting
        change                                                 5,451              5,451
       Distributor development program                         2,229                  -
       Depreciation and amortization                             379                379
       Loss on liquidation of foreign
        subsidiary                                               905                905
       Provision for loss on disposal of
        assets                                                     -                  -
       Unearned compensation                                       2                  2
       Deferred income taxes                                       -                 15
  CHANGES IN OPERATING ASSETS AND
    LIABILITIES:
    Increase in receivables                                     (190)              (190)
    Increase in inventories                                     (334)              (334)
    Decrease in prepaid expenses                                 152                152
    Increase in other current assets                             (18)               (18)
    Increase in accounts payable                                 984                984
    Increase in accrued expenses and other
     liabilities                                                 529                864
    Decrease in income taxes payable                             (24)               (11)
    Other, net                                                    83                 83
                                                     ---------------    ---------------
            Net cash provided by operating
             activities                                        2,026              2,026
                                                     ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (127)              (127)
                                                     ---------------    ---------------
            Net cash used in investing
             activities                                         (127)              (127)
                                                     ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                        (1,392)            (1,392)
  Payment of long term debt                                     (201)              (201)
                                                     ---------------    ---------------
            Net cash used in financing
             activities                                       (1,593)            (1,593)
                                                     ---------------    ---------------

Net increase in cash and cash equivalents                        306                306
Cash and cash equivalents, beginning of
   period                                                        481                481
                                                     ---------------    ---------------
Cash and cash equivalents, end of period             $           787    $           787
                                                     ===============    ===============

      3. Other Intangible Assets

Total amortization expense for trademarks and patents was $24 and $21, for the six months ended March 31, 2004, and 2003, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2004 and for the next four fiscal years ending September 30, 2005 through 2008, as $15, $15, $14, $11, and $10.

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

We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. We had $86 and $46 of cash reserves we had received from Canadian Distributors as of March 31, 2004 and 2003, respectively. These amounts were included in the accrued expenses and other liabilities line item of our Consolidated Condensed Balance Sheets. We expect to hold them for at least a period approximating the term of the finance contracts with the end consumers, which typically have a 36 month term.

Although it is not practical for us to estimate future cash payments on possible repurchases; the maximum potential of future payments that we could be required to make under the guarantee is the total contracts outstanding of $628 and $993 at March 31, 2004 and 2003, respectively. However, from the commencement of the contract in July 2002 we have repurchased only one contract approximating $3 under this guarantee. Moreover, we are permitted pursuant to agreements with our Canadian distributors to be reimbursed from the cash reserves referred to above for the costs and expenses incurred in fulfilling our guarantee to the finance company.

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

Changes in our warranty liability were as follows:

                                                Three Months Ended          Six Months Ended
                                             ------------------------    ------------------------
                                              March 31,     March 31,     March 31,     March 31,
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Balance at beginning of period               $      195    $      177    $      193    $      191
  Charges to expense                                 96            93           143           148
  Usage                                             (88)          (89)         (133)         (158)
                                             ----------    ----------    ----------    ----------
Balance at end of period                     $      203    $      181    $      203    $      181
                                             ==========    ==========    ==========    ==========

      5. Earnings Per Share

The denominators for calculating our basic and diluted earnings per share were identical for the quarter ended March 31, 2004, as the 1,276 outstanding options were not included in the calculation of diluted shares outstanding as the result would have been anti-dilutive. The exercise prices of these options range from $1.00 to $7.50 per share and they expire between January 4, 2005, and August 29, 2010.

All 1,165 stock options outstanding for the quarter ended March 31, 2003, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

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

                                                      For the three months         For the six months
                                                          ended March 31,             ended March 31,
                                                        2004         2003          2004          2003
                                                     ----------   ----------    ----------    ----------
Net (loss)  income, as reported                      $       68   $   (2,122)   $     (958)   $   (8,122)
Add:  Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                                   -            -             -             -
                                                     ----------   ----------    ----------    ----------
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                           68           23            92            47
                                                     ----------   ----------    ----------    ----------
PRO FORMA NET (LOSS) INCOME                          $        -   $   (2,145)   $   (1,050)   $   (8,169)
                                                     ==========   ==========    ==========    ==========
BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
As reported                                          $     0.01   $    (0.31)   $    (0.14)   $    (1.20)
Proforma                                             $        -   $    (0.32)   $    (0.16)   $    (1.21)

      7. Executive Compensation

On February 2, 2004, the Board of Directors accepted the resignation and retirement of James R. Malone, Chief Executive Officer, triggering certain benefit payments. Consequently, compensation expense approximating $200 was recorded in the second quarter of fiscal 2004 in accordance with Mr. Malone's provisions of resignation.

      8. Commitments and Contingencies

Bliss Technologies, Inc. ("Bliss"), the company formed from the 1998 sale of the subsidiary of HMI, filed for bankruptcy in January 2000 in the United States Bankruptcy Court, Eastern District of Michigan. In a separate action filed in 2002, the Official Committee of Unsecured Creditors of Bliss alleges a fraudulent conveyance claim against us asserting that the sale of Bliss in 1998 was a fraudulent transfer insofar as we received more for Bliss than it was worth and that Bliss was insolvent from its inception. Former directors of Bliss, Mark Kirk and Carl Young, are also named as defendants in the action. Claims pending against them allege that in their capacity as Bliss directors they breached fiduciary duties to Bliss creditors. The complaint seeks damages in an unspecified sum. In September 2004 the parties conducted a mediation session with an agreed-upon mediator which did not result in a settlement. Although we may continue to pursue the settlement discussions that began at the mediation we are also continuing to move forward in court with the vigorous defense of the claims against us and the claims against Mr. Kirk and Mr. Young.

CONET Industries, Inc., Royal Queen Club International Limited, Chang-whan Chang and Young-so Song ("Plaintiffs") filed a complaint against HMI on or about February 18, 2001, in the Seoul, Korea District Court. It was served by Registered Mail upon HMI at our corporate offices in Seven Hills, Ohio, on or around April 10, 2002. The complaint was filed as a result of lawsuits by us against Mr. Song, a former HMI Distributor in Korea, and Royal Queen Club concerning Mr. Song's CYVAC product. In our lawsuits, we sought and were granted preliminary injunctions against Plaintiffs that prohibited Plaintiffs from manufacturing and selling the old model CYVAC for 311 days and the new model CYVAC for 209 days until the Seoul High Court issued a declaration of suspension of the injunctions. Despite the fact that Plaintiffs had been enjoined by the Courts, Plaintiffs allege that we should compensate them for actual damages for sale discontinuance, supplemental managerial costs, and new mold fabrication costs due to the interruption in the manufacturing and marketing of each product during that period. Plaintiffs also claim that we tortuously interfered with Plaintiffs' business advantages, caused irreparable harm to Plaintiffs' normal business activities, and damaged Plaintiffs' reputation and standing. Chang-whan Chang and Young-so Song allege that they have been critically damaged personally due to the accusations, improper provisional seizure and criminal allegations alleged by us, which they assert resulted in disturbance to business, reputation, and credit. All matters are pending. The Plaintiffs originally alleged damages in excess of U.S. $21,894. After several hearings the court ruled in our favor and against the Plaintiffs on all counts. We were then notified that the Plaintiffs appealed this decision in accordance with Korean law. On August 16, 2004 we were notified by our Korean counsel that the appeal filed by the Plaintiff before the Supreme Court had been dismissed in favor of HMI, effectively terminating the litigation.

Claims arising in the ordinary course of business are pending against us. In the third quarter of fiscal 2004 we increased reserves by $500 to provide for any contingent liabilities associated with various litigation and contingent claims. There can be no assurance that an unfavorable outcome in these various litigation and contingent claims would not have a material adverse effect on our consolidated financial position, results of operations, or cash flow. Included in the accompanying Consolidated Condensed Balance Sheets at March 31, 2004, and 2003, were accruals of $15 and $15, respectively, relating to various claims.

9.    Debt

On February 20, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The credit facility expired October 15, 2004. The amended agreement carries the same interest rate and similar covenants as the previous amended loan agreement, with the exception of the interest coverage ratio which was amended to exclude non-cash expenses from the 5.0 to 1.0 ratio, including but not limited to, the impairment of tooling assets and associated inventory, and the tangible net worth covenant in which the minimum amount was reset from $7,400 to $2,400.

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

      10.   Related Party Transactions

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each owned 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, was a brokerage service provider for sourcing consumer credit, assisting its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charged additional fees to our Distributors for these financing services. VCL's client list also included a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL guaranteed the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender paid VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL paid to us. During the quarters ended March 31, 2004, and 2003, VCL paid HMI $-0- and $6, respectively in connection with such financing services. Additionally, in certain cases when a Distributor was not able to complete a sale because of the substandard credit status of the retail customer VCL may have provided the Distributor with financing for this sale. In those cases we entered into an arrangement with VCL known as a Swap Program under which VCL purchased the contract of the retail customer from the Distributor and arranged for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL purchased a replacement product from us at the same price paid by our Master Distributors and we shipped it to the Distributor to replace the product the Distributor just sold. During the quarters ended March 31, 2004, and 2003, VCL purchased an aggregate of $11 and $6, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL. In the third quarter of fiscal 2004 we ended our arrangement with VCL. At such time Mr. Weeter and Mr. Glomb sold their membership interests to Mr. Malone.

Beginning in June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. In February 2003 a new lease was entered into for office space with VCL as the tenant. We began subleasing space from VCL for $3 per month, which amount was based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilized. For the quarters ended March 31, 2004 and 2003 we paid VCL a total of $3 and $8 in lease payments, respectively. The sublease was terminated in February, 2004.

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc., a distributor of products manufactured by HMI, and which is owned by Mr. Weeter and his wife. For the quarters ended March 31, 2004, and 2003, FVS, Inc. purchased, at Master Distributor pricing, a total of $20 and $21, respectively, in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $32 and $58 for the three months ended March 31, 2004, and 2003, respectively. The amounts paid were distributor paid overrides ("DPO's") collected by us from distributors that were brought into the Filter Queen business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $5 and $20 as of March 31, 2004, and September 30, 2003, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of March 31, 2004 and September 30, 2003.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the quarters ended March 31, 2004, and 2003, Summit Air purchased, at Master Distributor pricing, a total of $10, and $86, respectively, in products from us. Mr. Hookom became an employee of HMI on January 1, 2003 and under the terms of his employment agreement; Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $52 and $45, respectively, of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the quarters ended March 31, 2004 and 2003. Mr. Hookom also received DPO's due to him under our Career Development Program of $36 and $24 for the three months ended March 31, 2004, and 2003, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Hookom. The total DPO's still owed to Mr. Hookom were $35 and $34 as of March 31, 2004, and September 30, 2003, respectively. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of March 31, 2004 and September 30, 2003.

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

RESULTS OF OPERATIONS

      Product Sales

SECOND QUARTER OF FISCAL 2004 COMPARED TO SECOND QUARTER OF FISCAL 2003

Product sales, net of returns and allowances and before distributor development program revenue reduction ("Product Sales") for the quarter ended March 31, 2004, were $10,775. This represents an increase of $1,480 or 15.9% when compared to the prior year product sales of $9,295. The increase in sales was largely attributable to gains in Asia and Europe of $1,414 and $682, respectively, offset by decreased revenues in the Americas of $618.

Asian sales increased primarily as a result of shipments to a new customer in Malaysia and improved sales to Japan, Hong Kong and Korea. Increased European sales were largely associated with improved Defender sales to Portugal and Spain, both of which were impacted by these importers marketing our Majestic and Defender product together as a system, similar to how they are marketed in the U.S.

The sales decline in the Americas was largely associated with office closings in one sales division. A new divisional director has been assigned to this territory to provide the additional support that has been requested and we are hopeful that we can begin to rebuild this territory.

FIRST SIX MONTHS OF FISCAL 2004 COMPARED TO FIRST SIX MONTHS OF FISCAL 2003

Product sales of $19,158 for the six months ended March 31, 2004, were $1,037 or 5.7% higher when compared to the prior year sales of $18,121. The increased sales were largely attributable to increased sales in Asia of $1,956 mostly to a new customer in Malaysia, offset by decreased revenues in the Americas of $757.

      Distributor Development Program

SECOND QUARTER OF FISCAL 2004 COMPARED TO SECOND QUARTER OF FISCAL 2003

The sales reduction associated with the distributor development program for the quarter ended March 31, 2004 was $653 compared to $1,409 for the same quarter of the prior year. The decrease of $756 was driven by termination gains which were largely attributable to one established U.S. distributor who left the business during the quarter. The overall decrease was offset by increased international sales volume. See Note 2 to our Consolidated Condensed Financial Statements for further information on the accounting for this Program.

FIRST SIX MONTHS OF FISCAL 2004 COMPARED TO FIRST SIX MONTHS OF FISCAL 2003

The year-to-date sales reduction associated with the distributor development program was $1,697 compared to $2,228 for the same period in the prior year. This decrease of $531 was due to the aforementioned termination gain and decreased sales volume in the Americas when compared to the prior year, offset by increased international sales.

      Gross Margin, exclusive of distributor development program

SECOND QUARTER OF FISCAL 2004 COMPARED TO SECOND QUARTER OF FISCAL 2003

The gross margin exclusive of the impact of the distributor development program revenue reduction ("product gross margin") for the quarter ended March 31, 2004, was $4,502 or 41.8% of sales. This represents an increase in gross margin of $799 when compared to gross margin of $3,703 or 39.8% of sales in 2003 and was largely attributable to the favorable international sales volume discussed above.

FIRST SIX MONTHS OF FISCAL 2004 COMPARED TO FIRST SIX MONTHS OF FISCAL 2003

The product gross margin of $7,799 or 40.7% of sales for the six months ended March 31, 2004, was $512 or 7.0% higher when compared to the prior year product gross margin of $7,287 or 40.2% of sales. A favorable sales volume variance of $582 was offset by a variety of individually insignificant plant spending variances.

      Selling, General, and Administrative ("SG&A")

SECOND QUARTER OF FISCAL 2004 COMPARED TO SECOND QUARTER OF FISCAL 2003

SG&A expenses of $3,781 or 37.3% of sales for the quarter ended March 31, 2004, were $244 higher when compared to the same period in fiscal 2003 of $3,537 or 44.8% of sales. This increase was driven by $240 of expenses associated with certain independent professionals who were engaged by a Special Committee of the Board of Directors to review relationships we had with certain affiliates, as well as by the February 2, 2004 resignation and retirement of James R. Malone, the former Chairman and Chief Executive Officer. We recorded $200 of compensation expense in association with Mr. Malone's resignation. This overall increased level of expense was offset by commissions and compensation related expenses associated with the lower sales in the Americas and the decreased level of earnings.

FIRST SIX MONTHS OF FISCAL 2004 COMPARED TO FIRST SIX MONTHS OF FISCAL 2003

SG&A expenses of $7,051 or 40.4% of sales for the six months ended March 31, 2004 were $180 higher when compared to the same period in fiscal 2003 of $6,871 or 43.2% of sales. The rationale for the lower expense is consistent with the discussion above.

      Liquidation of Foreign Subsidiary

During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $905 for cumulative translation adjustments associated with this subsidiary.

      Interest Expense

Interest expense was $17 and $34 for the quarter and six months ended March 31, 2004, respectively, compared to $6 and $20 for the same periods in 2003. The increased expense primarily reflects the increased borrowings on our line of credit when compared to the prior year.

      Other (income) expense, net

For the quarter and six months ended March 31, 2004 other expense (income), net, decreased $17 and $29, respectively, and was attributable to a variety of individually insignificant items.

      Income Taxes

The effective tax rate for the quarter and six months ended March 31, 2004 was 0.0% and (0.7%), respectively, compared to effective rates of (0.1%) and 0.2% for the same period in fiscal 2003. The differences from the prior year were associated with state franchise taxes.

      Cumulative Effect of Accounting Change

On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill. There was no tax effect related to this item as this charge is a permanent difference for income tax purposes. This amount is reflected, in this Form 10-Q, as a deduction from results of operations for the six months ended March 31, 2003.

      Inflation and Pricing

Product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities

Cash flows from operating activities provided net cash of $1,469 for the six months ended March 31, 2004, principally due to cash inflows resulting from an increase in accounts payable of $628, decreases in prepaid expenses of $226, as well as net non-cash expenses of $2,097 of which $1,737 is attributable to the new accounting associated with our distributor development program and $360 is related to depreciation and amortization, offset by an increase in receivables of $661 and a net loss of $958.

During the last two months of our fiscal year 2003 we re-adjusted our raw material stock levels which led to a reduction in purchases as compared to the previous ten months raw material purchase average. In the first six months of fiscal 2004 we returned to more characteristic purchasing levels thus increasing our overall payable balance for the six months ended March 31, 2004. A more conscientious effort to monitor and improve the working capital balance also impacted the payable balance.

Amortization of prepaid risk insurance was the contributing factor to the decrease in prepaid expenses.

The increase in the receivables balance is largely attributable to sales volume increases related to several international customers who all receive credit terms to assist with the time delay in shipping products overseas.

      Investing Activities

Capital expenditures of $56 represent the entire net cash used in investing activities for the three months ended March 31, 2004, of which the largest portion relates to engineering testing equipment, and tooling associated with our current product line.

      Financing Activities

Net cash used in financing activities was $928, which included $917 for net repayments under the credit facility and $11 for payment of long-term debt.

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

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

We account for a certain Distributor Development Program pursuant to EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The accounting associated with this Program requires us to record a liability related to every qualifying sale and only derecognizing such liability (i.e. the accrual is eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. The application of EITF 01-9 requires a $14,695 accrual at March 31, 2004, to reflect the future obligation associated with the Program. This amount was determined by multiplying the percentage of attainment of the 30,000 unit goal for every eligible distributor by the present value of five payments of $200,000, discounted at a risk adjusted interest rate.

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

We have been funding the actuarially determined present value of total award payouts calculated on an aggregate basis under this program since September 2000 and such fund had a balance of $1,308 as of March 31, 2004. It is our intention to continue to fund the projected stream of cash payouts subject to our cash flow model based on our aggregate actuarial model, which will continue to be updated annually by our independent actuaries based on our experience. These funds are maintained in a short term investment account and recorded as cash and cash equivalents in our Consolidated Condensed Balance Sheets.

Please refer to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 for a complete discussion of our accounting associated with this Program.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Product Sales" regarding the hope to rebuild a certain sales territory in the Americas, and "Liquidity" regarding anticipated cash requirements and the adequacy of our current ability to meet those requirements. Such forward-looking statements are subject to uncertainties such as difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; dependency on key personnel and the ability to retain them; recessions in economies where we sell our products; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; changes in United States and foreign countries laws and policies affecting trade; anticipated sales trends; the ability to attract and retain Distributors and Importers; improved lead generation and recruiting; and the ability to obtain financing for the end consumer through consumer financing companies. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of March 31, 2004, we had $466 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the March 31, 2004, rates and assuming no changes in outstanding debt levels from March 31, 2004 levels, we would realize an increase in our annual interest expense of approximately $2.

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

See Note 8 for applicable information.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Our Common Stock was quoted in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB" until February 19, 2004, the date it was removed. The removal occurred because we were no longer current with regards to our SEC filings, primarily our Form 10-K for the year ended September 30, 2003, and therefore the members of the OTC Bulletin Board could no longer quote our shares. It is now quoted in the Pink Sheets.

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

32.1  Section 1350 Certification~

      Certification for Kirk W. Foley Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), attached

32.2  Section 1350 Certification~

      Certification for Julie A. McGraw Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), attached

(B) REPORTS ON FORM 8-K

We filed a report with the SEC on Form 8-K dated February 3, 2004, containing our February 3, 2004, press release to announce the resignation and replacement of our Chairman of the Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HMI Industries Inc.
                                                (Registrant)

Date:    October 22, 2004               /s/ Julie A. McGraw
                                        ---------------------------------------
                                          Julie A. McGraw
                                          Vice President - Chief Financial
                                          Officer