Form 10-Q
period 2004-06-30
HMI INDUSTRIES INC
filed 2004-10-22
CIK 46445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                          DELAWARE                                           36-1202810
--------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)

Genesis Building, 6000 Lombardo Center, Suite 500, Seven Hills, Ohio            44131
--------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                      (Zip Code)

Registrant's Telephone Number, Including Area Code: (216) 986-8008

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at September 30, 2004
  ------------------------------------      ---------------------------------
  Common stock, $1 par value per share                  6,745,609

================================================================================

PART I. FINANCIAL INFORMATION...........................................................................................     3

   ITEM 1. FINANCIAL STATEMENTS.........................................................................................     3
      Consolidated Condensed Balance Sheets.............................................................................     3
      Consolidated Condensed Statements of Operations...................................................................     4
      Consolidated Condensed Statements of Cash Flow....................................................................     5
      Notes to Consolidated Condensed Financial Statements (unaudited)..................................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................    16

      Critical Accounting Policies......................................................................................    16
      Results of Operations.............................................................................................    16
      Liquidity and Capital Resources...................................................................................    19
      Cautionary Statement for "Safe Harbor" Purposes Under the Private Securities Litigation Reform Act of 1995........    22
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................    22
   ITEM 4. CONTROLS AND PROCEDURES......................................................................................    22
      (A) Evaluation of Disclosure Controls and Procedures..............................................................    22
      (B) Changes in Internal Controls..................................................................................    23

PART II. OTHER INFORMATION..............................................................................................    23

   ITEM 1. LEGAL PROCEEDINGS............................................................................................    23
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................    23
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................................    23
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................    23
   ITEM 5. OTHER INFORMATION............................................................................................    23
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................................    23
      (a) Index to Exhibits.............................................................................................    23
      (b) Reports on Form 8-K...........................................................................................    24
   SIGNATURES...........................................................................................................    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
Dollars and shares in thousands, except par values

                                                                 (UNAUDITED)   September 30,
                                                                   JUNE 30,        2003
                                                                    2004         Restated
                                                                 -----------   -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $  1,176       $    948
 Trade accounts receivable (net of allowance of $153 and $194)       2,625          1,892
 Inventories:
   Finished goods                                                    3,093          2,555
   Work-in-progress, raw material and supplies                       1,978          2,153
 Prepaid expenses                                                      180            397
 Other current assets                                                  146            152
                                                                  --------       --------
   Total current assets                                              9,198          8,097
                                                                  --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                   1,645          2,178
                                                                  --------       --------

OTHER ASSETS:
 Trademarks (net of amortization of $235 and $202)                     151            272
 Other                                                                   -            121
                                                                  --------       --------
   Total other assets                                                  151            393
                                                                  --------       --------
   Total assets                                                   $ 10,994       $ 10,668
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Line of credit                                                   $  1,807       $  1,383
 Trade accounts payable                                              2,294          2,143
 Income taxes payable                                                  502            506
 Accrued expenses and other liabilities                              2,728          2,399
 Distributor Development Liability due within one year                 400            200
 Long-term debt due within one year                                     16             22
                                                                  --------       --------
   Total current liabilities                                         7,747          6,653
                                                                  --------       --------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                      -             11
  Distributor Development Liability (less amounts due
   within one year)                                                 14,888         12,758
                                                                  --------       --------
   Total long-term liabilities                                      14,888         12,769
                                                                  --------       --------

CONTINGENCIES:                                                           -              -

STOCKHOLDERS' DEFICIT:
 Preferred stock, $5 par value; authorized, 300 shares;
  issued, none                                                           -              -
 Common stock, $1 par value; authorized, 10,000 shares;
  issued and outstanding, 6,746 shares                               6,746          6,746
 Capital in excess of par value                                      8,231          8,231
 Accumulated deficit                                               (26,618)       (23,731)
                                                                  --------       --------
   Total stockholders' deficit                                     (11,641)        (8,754)
                                                                  --------       --------
   Total liabilities and stockholders' deficit                    $ 10,994       $ 10,668
                                                                  ========       ========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars and shares in thousands, except per share data

                                           For the three months ended June 30,   For the nine months ended June 30,
                                                                 Restated                              Restated
                                                 2004              2003              2004                2003
                                             -------------     -------------     -------------       -------------
REVENUES:
  Product sales, less returns and
   allowances                                       8,275             8,873            27,433              26,994
  Distributor development program                    (974)           (1,072)           (2,671)             (3,300)
                                             ------------      ------------      ------------        ------------
Net product sales                                   7,301             7,801            24,762              23,694
  Other revenues                                       25                 -                25                   -
                                             ------------      ------------      ------------        ------------
Total revenues                               $      7,326      $      7,801      $     24,787        $     23,694
                                             ------------      ------------      ------------        ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                             5,502             5,256            16,861              16,090
  Selling, general and
   administrative expenses                          3,754             3,340            10,805              10,211
  Loss on liquidation of foreign
   subsidiary                                           -                 -                 -                 905
  Interest expense                                     18                12                52                  32
  Other (income) expense, net                         (19)              (26)              (51)                (87)
                                             ------------      ------------      ------------        ------------
   Total operating costs and
    expenses                                        9,255             8,582            27,667              27,151
                                             ------------      ------------      ------------        ------------
Loss before income taxes
  and cumulative effect of
  accounting change                                (1,929)             (781)           (2,880)             (3,457)
Provision (benefit) for income taxes                    -                 4                 7                  (1)
                                             ------------      ------------      ------------        ------------
Loss before cumulative
  effect of accounting change                      (1,929)             (785)           (2,887)             (3,456)
Cumulative effect of accounting
  change                                                -                 -                 -               5,451
                                             ------------      ------------      ------------        ------------
NET LOSS                                     $     (1,929)     $       (785)     $     (2,887)       $     (8,907)
                                             ============      ============      ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                                 6,746             6,746             6,746               6,743
                                             ============      ============      ============        ============

BASIC AND DILUTED PER SHARE OF COMMON
  STOCK:
Loss before cumulative
  effect of accounting change                $      (0.29)     $      (0.12)     $      (0.43)       $      (0.51)
Cumulative effect of accounting
  change                                     $          -      $          -      $          -        $      (0.81)
                                             ------------      ------------      ------------        ------------
NET LOSS                                     $      (0.29)     $      (0.12)     $      (0.43)       $      (1.32)
                                             ============      ============      ============        ============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                   For the nine months ended June 30,
                                                                          Restated
Dollars in thousands                                  2004                  2003
----------------------------------------------     ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (2,887)           $   (8,907)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES:
    Cumulative effect of accounting change                  -                 5,451
    Distributor development program                     2,130                 2,900
    Depreciation and amortization                         523                   564
    Loss on liquidation of foreign subsidiary               -                   905
    Provision for loss on disposal of assets              171                     -
    Unearned compensation                                   -                     3
 CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in receivables                               (733)                 (675)
   Increase in inventories                               (363)                 (694)
   Decrease (increase) in prepaid expenses                217                  (173)
   Decrease (increase) in other current assets              6                   (37)
   Increase in accounts payable                           151                   697
   Increase in accrued expenses and other
    liabilities                                           329                   406
   Increase in distributor development
    liability                                             200                   200
   Decrease in income taxes payable                        (4)                  (25)
   Other, net                                             162                    67
                                                   ----------            ----------
       Net cash (used in) provided by
        operating activities                              (98)                  682
                                                   ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (81)                 (135)
                                                   ----------            ----------
       Net cash used in investing activities              (81)                 (135)
                                                   ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   facility                                               424                    (1)
  Payment of long term debt                               (17)                 (251)
                                                   ----------            ----------
       Net cash provided by (used in)
        financing activities                              407                  (252)
                                                   ----------            ----------

Net increase in cash and cash equivalents                 228                   295
Cash and cash equivalents, beginning of period            948                   481
                                                   ----------            ----------
Cash and cash equivalents, end of period           $    1,176            $      776
                                                   ==========            ==========

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

      2. Restatement

The accompanying balance sheet as of September 30, 2003, and the accompanying statements of operations and of cash flows for the three and nine months ended June 30, 2003 have been restated. The adjustments associated with the restatement related to the following:

      Accrued Distributor Development Liabilities

Pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which was issued in 2001, we changed the way we account for the potential one million dollar award associated with our Distributor Development Program, otherwise known as our Edge Success Program ("Program"). Prior to the adoption of EITF 01-9, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified, in aggregate, the probability of distributors reaching the goal (earning 30,000 credits for sales of our product units) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. The original intentions of the Program were to aid Master Distributors in their retirement/succession plan and promote growth and retention within the new distributor network. Because of these original intentions and the long-term nature of this Program (fifteen years), management did not consider the implications of this pronouncement to the award associated with the Program and therefore EITF 01-9 was not adopted in 2001 as required. Accordingly, we have restated our revenues to properly reflect the accrual for this award as a reduction of revenues, not as a selling and administrative expense. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability. We have therefore accrued such awards assuming a maximum accrual rate whereby we assume each eligible distributor will earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the three and nine months ended June 30, 2003, this adjustment (i) decreased sales by $1,072 and $3,300, respectively, and (ii) decreased selling, general and administrative expenses by $198 and $532, respectively.

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

      Deferred Tax Asset

In 2003, we provided a full valuation allowance on our deferred tax assets. As a result of the restatement related to the Distributor Development Program, our recorded income in 2001 changed to a loss and caused a significant cumulative loss for financial statement purposes. Accordingly, we determined that the impairment of our deferred tax assets should be reflected in the second quarter of fiscal 2001, when we first reflected the adoption of EITF 01-9. As a result we reversed the original impairment recorded in fiscal 2003. For the three and nine months ended June 30, 2003, the adjustments decreased the provision for income taxes by $15 and $43, respectively.

      Summary of Restatement Adjustments

The following table summarizes the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our Statement of Operations. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows.

                                                               THREE           NINE
                                                               MONTHS         MONTHS
                                                               ENDED           ENDED
                                                              JUNE 30,       JUNE 30,
Summary of Restatement Adjustments by Type                     2003           2003
------------------------------------------                   ---------       ---------
(Increase) decrease to net loss-
  DISTRIBUTOR DEVELOPMENT LIABILITIES:
   Revenues                                                  $ (1,072)       $ (3,300)
   Selling, general and administrative expenses                   198             532

  DEFERRED TAX ADJUSTMENT
   Provision for income taxes                                       15             43
                                                             ---------       --------
Total effect of restatement on net loss                      $    (859)      $ (2,725)
                                                             =========       ========

      Summary of Restated Financial Data

The following tables present a summary of our balance sheet, statements of operations and of cash flows as previously reported, and as restated as a result of the restatement adjustments summarized above.

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             Previously
                                                              RESTATED        Reported
                                                            SEPTEMBER 30,   September 30,
Dollars and shares in thousands, except par values              2003           2003
-------------------------------------------------------     -------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $      948      $      948
  Trade accounts receivable (net of allowance of $194)            1,892           1,892
  Inventories:
   Finished goods                                                 2,555           2,555
   Work-in-progress, raw material and supplies                    2,153           2,153
  Deferred income taxes                                               -               -
  Prepaid expenses                                                  397             397
  Other current assets                                              152             152
                                                             ----------      ----------
   Total current assets                                           8,097           8,097
                                                             ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                2,178           2,178
                                                             ----------      ----------

OTHER ASSETS:
  Cost in excess of net assets of acquired businesses
    (net of accumulated amortization of $-0-)                         -               -
  Deferred income taxes                                               -               -
  Trademarks (net of accumulated amortization of $202)              272             370
  Other                                                             121             121
                                                             ----------      ----------
   Total other assets                                               393             491
                                                             ----------      ----------
   Total assets                                              $   10,668      $   10,766
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Line of credit                                             $    1,383      $    1,383
  Trade accounts payable                                          2,143           2,143
  Income taxes payable                                              506             506
  Accrued expenses and other liabilities                          2,399           3,445
  Distributor Development Liability due within one year             200               -
  Long-term debt due within one year                                 22              22
                                                             ----------      ----------
   Total current liabilities                                      6,653           7,499
                                                             ----------      ----------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                  11              11
  Distributor Development Liability (less amounts due
   within one year)                                              12,758               -
                                                             ----------      ----------
   Total long-term liabilities                                   12,769              11
                                                             ----------      ----------

STOCKHOLDERS'(DEFICIT) EQUITY:
  Preferred stock, $5 par value; authorized, 300 shares;
   issued, none                                                       -               -
  Common stock, $1 par value; authorized, 10,000 shares;
   issued and outstanding, 6,746 shares                           6,746           6,746
  Capital in excess of par value                                  8,231           8,231
  Unearned compensation, net                                          -               -
  Accumulated deficit                                           (23,731)        (11,721)
                                                             ----------      ----------
   Total stockholders' (deficit) equity                          (8,754)          3,256
                                                             ----------      ----------
   Total liabilities and stockholders' (deficit) equity      $   10,668      $   10,766
                                                             ==========      ==========

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars and shares in thousands, except per share data

                                           For the three months ended June 30, 2003   For the nine months ended June 30, 2003
                                                                   As Previously                                As Previously
                                              RESTATED                Reported          RESTATED                   Reported
                                             ----------            -------------       ----------               -------------
REVENUES:
  Product sales, less returns and
   allowances                                $    8,873              $    8,873        $   26,994                $   26,994
  Distributor development program                (1,072)                      -            (3,300)                        -
                                             ----------              ----------        ----------                ----------
Net product sales                                 7,801                   8,873            23,694                    26,994
  Other revenues                                      -                       -                 -                         -
                                             ----------              ----------        ----------                ----------
Total revenues                                    7,801                   8,873            23,694                    26,994
                                             ----------              ----------        ----------                ----------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                           5,256                   5,256            16,090                    16,090
  Selling, general and
   administrative expenses                        3,340                   3,538            10,211                    10,743
  Loss on liquidation of foreign
   subsidiary                                         -                       -               905                       905
  Interest expense                                   12                      12                32                        32
  Other (income) expense, net                       (26)                    (26)              (87)                      (87)
                                             ----------              ----------        ----------                ----------
   Total operating costs and
    expenses                                      8,582                   8,780            27,151                    27,683
                                             ----------              ----------        ----------                ----------
Income (loss) before income taxes
  and cumulative effect of
  accounting change                                (781)                     93            (3,457)                     (689)
Provision (benefit) for income taxes                  4                      19                (1)                       42
                                             ----------              ----------        ----------                ----------
Income (loss) before cumulative
  effect of accounting change                      (785)                     74            (3,456)                     (731)
Cumulative effect of accounting
  change                                              -                       -             5,451                     5,451
                                             ----------              ----------        ----------                ----------
NET INCOME (LOSS)                            $     (785)             $       74        $   (8,907)               $   (6,182)
                                             ==========              ==========        ==========                ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                               6,746                   6,746             6,743                     6,743
                                             ==========              ==========        ==========                ==========

BASIC AND DILUTED PER SHARE OF
  COMMON STOCK:
Income (loss) before cumulative
  effect of accounting change                $    (0.12)             $     0.01        $    (0.51)               $    (0.11)
Cumulative effect of accounting
  change                                     $        -              $        -        $    (0.81)               $    (0.81)
                                             ----------              ----------        ----------                ----------
NET INCOME (LOSS) INCOME                     $    (0.12)             $     0.01        $    (1.32)               $    (0.92)
                                             ==========              ==========        ==========                ==========

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                 For the nine months ended June 30, 2003
                                                                           As
                                                                       Previously
          Dollars in thousands                           RESTATED       Reported
          --------------------                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(8,907)     $(6,182)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES:
    Cumulative effect of accounting change                   5,451        5,451
    Distributor development program                          2,900            -
    Depreciation and amortization                              564          564
    Loss on liquidation of foreign subsidiary                  905          905
    Provision for loss on disposal of assets                     -            -
    Unearned compensation                                        3            3
    Deferred income taxes                                        -           31
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in receivables                                    (675)        (675)
   Increase in inventories                                    (694)        (694)
   Increase in prepaid expenses                               (173)        (173)
   Increase in other current assets                            (37)         (37)
   Increase in accounts payable                                697          697
   Increase in accrued expenses and other
    liabilities                                                406          737
   Increase in distributor development
    liability                                                  200            -
   Decrease in income taxes payable                            (25)         (13)
   Other, net                                                   67           68
                                                           -------      -------
       Net cash (used in) provided by
        operating activities                                   682          682
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (135)        (135)
                                                           -------      -------
       Net cash used in investing activities                  (135)        (135)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit facility                          (1)          (1)
  Payment of long term debt                                   (251)        (251)
                                                           -------      -------
       Net cash provided by (used in)
        financing activities                                  (252)        (252)
                                                           -------      -------
Net increase in cash and cash equivalents                      295          295
Cash and cash equivalents, beginning of period                 481          481
                                                           -------      -------
Cash and cash equivalents, end of period                   $   776      $   776
                                                           =======      =======

      3. Other Intangible Assets

Total amortization expense for trademarks and patents was $35 and $32, for the nine months ended June 30, 2004, and 2003, respectively. Amortization expense for trademarks and patents is estimated for the remainder of fiscal 2004 and for the next four fiscal years ending September 30, 2005 through 2008, as $39, $15, $13, $11, and $10.

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

We require the participating Canadian distributors to provide us with cash reserves, which are held as liabilities on our records, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. We had $83 and $65 of cash reserves we had received from Canadian Distributors as of June 30, 2004 and 2003, respectively. These amounts were included in the accrued expenses and other liabilities line item of our Consolidated Condensed Balance Sheets. We expect to hold them for at least a period approximating the term of the finance contracts with the end consumers, which typically have a 36 month term.

Although it is not practical for us to estimate future cash payments on possible repurchases; the maximum potential of future payments that we could be required to make under the guarantee is the total contracts outstanding of $607 and $931 at June 30, 2004 and 2003, respectively. However, from the commencement of the contract in July 2002 we have repurchased only one contract approximating $3 under this guarantee. Moreover, we are permitted pursuant to agreements with our Canadian distributors to be reimbursed from the cash reserves referred to above for the costs and expenses incurred in fulfilling our guarantee to the finance company.

In addition, we formed a wholly owned subsidiary, Advantage Credit Management Services ("ACMS") during the third quarter to provide brokerage services for the sourcing of consumer credit by assisting our U.S. based independent distributor network in securing third party financing of our products that they sell to end consumers. ACMS has guaranteed repayment to various finance companies for certain events of default by some of our U.S. distributors in a manner similar to our guarantee with the aforementioned Canadian Finance Company. The maximum potential of future payments that ACMS could be required to make under the guarantees is associated with the total contacts outstanding at one finance company in particular of $763 at June 30, 2004 as there were no contracts outstanding at the other two. We have not been required to repurchase any contracts pursuant to this guarantee.

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

Changes in our warranty liability were as follows:

                                     Three Months Ended      Nine Months Ended
                                     ------------------      ------------------
                                     June 30,    June 30,    June 30,    June 30,
                                      2004        2003        2004        2003
                                     --------    --------    --------    -------
Balance at beginning of period        $ 204       $ 181       $ 193       $ 190
  Charges to expense                     60          36         203         185
  Usage                                 (62)        (35)       (194)       (193)
                                      -----       -----       -----       -----
Balance at end of period              $ 202       $ 182       $ 202       $ 182
                                      =====       =====       =====       =====

      5. Earnings Per Share

The denominators for calculating our basic and diluted earnings per share were identical for the quarter ended June 30, 2004, as the 917 outstanding options were not included in the calculation of diluted shares outstanding as the result would have been anti-dilutive. The exercise prices of these options range from $1.00 to $7.50 per share and they expire between January 4, 2005, and August 29, 2010.

All 1,165 stock options outstanding for the quarter ended June 30, 2003, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

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

                                     For the three months ended June 30,    For the nine months ended June 30,
                                             2004           2003                  2004            2003
                                           -------         -------               -------         -------
Net income (loss), as reported             $(1,929)        $  (785)              $(2,887)        $(8,907)
Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                            -               -                     -               -
                                           -------         -------               -------         -------
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                       23              23                   115              70
                                           -------         -------               -------         -------
PRO FORMA NET INCOME (LOSS)                $(1,952)        $  (808)              $(3,002)        $(8,977)
                                           =======         =======               =======         =======
BASIC AND DILUTED PER SHARE OF
  COMMON STOCK:
As reported                                $ (0.29)        $ (0.12)              $ (0.43)        $ (1.32)
Proforma                                   $ (0.29)        $ (0.12)              $ (0.45)        $ (1.33)

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

      9. Commitments and Contingencies

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

Claims arising in the ordinary course of business are also pending against us. In the third quarter of fiscal 2004 we increased reserves by $500 to provide for any contingent liabilities associated with various litigation and contingent claims. There can be no assurance that an unfavorable outcome in these various litigation and contingent claims would not have a material adverse effect on our consolidated financial position, results of operations, or cash flow. Included in the accompanying Consolidated Condensed Balance Sheets at June 30, 2004, and 2003, were accruals of $515 and $15, respectively, relating to litigation and contingent reserves.

      10. Related Party Transactions

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each own 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, a brokerage service provider for sourcing consumer credit, assists its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charges additional fees to our Distributors for these financing services. VCL's client list also includes a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may guarantee the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender pays VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL pays to us. During the quarters ended June 30, 2004, and 2003, no monies were paid by VCL to HMI in connection with such financing services. Additionally, in certain cases a Distributor may not be able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL may provide the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL will purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL will purchase a replacement product from us at the same price paid by our Master Distributors and we will ship it to the Distributor to replace the product the Distributor just sold. During the quarters ended June 30, 2004, and 2003, VCL purchased an aggregate of $2 and $6, respectively of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL. During the third quarter of fiscal 2004 we ended our arrangement with VCL. At such time Mr. Weeter and Mr. Glomb sold their membership interests to Mr. Malone.

In February 2003 we began subleasing office space in Naples, Florida from VCL for $3 per month, which amount was based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilize. For the quarter ended June 30, 2003 we paid VCL a total of $8 in lease payments. The sublease was terminated in February, 2004.

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc., a distributor of products manufactured by HMI, and which is owned by Mr. Weeter and his wife. For the quarters ended June 30, 2004, and 2003, FVS, Inc. purchased, at Master Distributor pricing, a total of $16 and $16, respectively, in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $12 and $38 for the three months ended June 30, 2004, and 2003, respectively. The amounts paid were distributor paid overrides ("DPO's") collected by us from distributors that were brought into the Filter Queen business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $10 and $10 as of June 30, 2004, and 2003, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of June 30, 2003 and 2002.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the quarters ended June 30, 2004, and 2003, Summit Air purchased, at Master Distributor pricing, a total of $0, and $74, respectively, in products from us. Mr. Hookom became an employee of HMI on January 1, 2003 and under the terms of his employment agreement; Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $55 and $43, respectively, of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the quarters ended June 30, 2004, and 2003. Mr. Hookom also received DPO's due to him under our Career Development Program of $23 and $24 for the three months ended June 30, 2004, and 2003, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Hookom. The total DPO's still owed to Mr. Hookom were $32 and $33 as of June 30, 2004, and 2003, respectively. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Condensed Balance Sheets as of June 30, 2004, and 2003.

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

RESULTS OF OPERATIONS

      Product Sales

THIRD QUARTER OF FISCAL 2004 COMPARED TO THIRD QUARTER OF FISCAL 2003

Product sales, net of returns and allowances and before distributor development program revenue reduction ("Product Sales") for the quarter ended June 30, 2004, were $8,275. This represents a decrease of $598 or 6.7% when compared to the prior year product sales of $8,873. The decrease in sales was largely attributable to losses in Europe and the Americas of $591 and $480, respectively, offset by increased revenues in Asia of $470.

Decreased European sales were largely associated with larger than normal prior year sales to Portugal and Spain, which were made in connection with the prior year launch of The Edge Success Program by these importers in their respective territories.

The sales decline in the Americas was primarily attributable to two sales divisions. Our divisional director for these territories is working with key distributors in these territories on their businesses as well as assisting them with recruiting and retention issues.

Asian sales increased primarily as a result of Defender shipments to a new customer in Malaysia and improved Defender sales to Japan and Hong Kong.

FIRST NINE MONTHS OF FISCAL 2004 COMPARED TO FIRST NINE MONTHS OF FISCAL 2003

Product sales of $27,433 for the nine months ended June 30, 2004, were $439 or 1.6% higher when compared to the prior year sales of $26,994. The increased sales were largely attributable to increased sales in Asia of $2,426, offset by decreased revenues in the Americas and Europe of $1,236 and $772, respectively.

Asian sales increased primarily as a result of shipments to Malaysia and improved sales to Japan, Hong Kong and Korea. The largest increase was associated with Malaysia, a new customer whose first shipment was in December 2003.

The sales decline in the Americas (although impacted by the third quarter results as stated above) was driven by with the first two quarters of the year and was related to office closings in a sales division different than the aforementioned two. A new divisional director has been assigned to this territory to provide the additional support that has been requested and we are hopeful that we will rebuild this territory.

The sales decline was in Europe and was driven by reduced sales to Spain, Portugal and Denmark. It was attributable to the ongoing challenges of lead generation, the recruiting of new sales associates and the retention of existing associates within these importer's territories as well the prior year Spain and Portugal sales discussed above.

      Distributor Development Program

THIRD QUARTER OF FISCAL 2004 COMPARED TO THIRD QUARTER OF FISCAL 2003

The sales reduction associated with the distributor development program for the quarter ended June 30, 2004 was $974 compared to $1,072 for the same quarter ended in the prior year. The decrease of $98 was driven by the decreased sales in the Americas offset by an increase in the number of international countries participating in the program. See Note 2 to the Consolidated Condensed Financial Statements for further information on the accounting associated with this Program.

FIRST NINE MONTHS OF FISCAL 2004 COMPARED TO FIRST NINE MONTHS OF FISCAL 2003

The year-to-date sales reduction associated with the distributor development program was $2,671 compared to $3,300 for the same period in the prior year. This decrease of $629 was driven by termination gains which were largely attributable to one established U.S. distributor who left the business during the second quarter and consequently lost his eligibility to participate in the Program so we derecognized his specific accrued liability. The overall decrease was offset by increased international sales volume as well as the number of international countries participating in the program.

      Other Revenues

We formed a wholly owned subsidiary, Advantedge Credit Management Services ("ACMS") during the third quarter. ACMS is a brokerage service provider for sourcing consumer credit and assists its clients, our Americas distribution network, in securing third party financing for end consumer who purchase products manufactured by HMI. We earned $25 in brokerage service revenue during the third quarter for these services.

      Gross Margin, exclusive of distributor development program

THIRD QUARTER OF FISCAL 2004 COMPARED TO THIRD QUARTER OF FISCAL 2003

The gross margin exclusive of the impact of the distributor development program revenue reduction ("Product Gross Margin") for the quarter ended June 30, 2004, was $2,773 or 33.5% of sales. This represents a decrease in gross margin of $844 when compared to the prior year gross margin of $3,617 or 40.8% of sales. As a result of the discontinuance of our Central Vac product and the abandonment of a potential new product during the quarter we recorded charges of $357 to fully impair the associated tooling, molds and inventory as their estimated net realizable value was considered to be nominal. The remaining difference of $487 was largely driven by an unfavorable sales volume variance.

FIRST NINE MONTHS OF FISCAL 2004 COMPARED TO FIRST NINE MONTHS OF FISCAL 2003

The product gross margin of $10,572 or 38.5% of sales for the nine months ended June 30, 2004, was $332 or 3.0% lower when compared to the prior year gross margin of $10,904 or 40.4% of sales. The decrease was primarily due to the aforementioned impairment of tools, molds and inventory. The remaining difference was largely associated with an unfavorable material variance as discussed above, partially offset by a favorable sales volume variance largely associated with the aforementioned increased Asian sales.

      Selling, General, and Administrative ("SG&A")

THIRD QUARTER OF FISCAL 2004 COMPARED TO THIRD QUARTER OF FISCAL 2003

SG&A expenses of $3,754 or 51.2% of sales for the quarter ended June 30, 2004, were $414 higher when compared to the same period in fiscal 2003 of $3,340 or 42.3% of sales. This increase was driven by a $590 increase in litigation and audit expense related to pending legal proceedings and the restatement of our prior years' financial statements in connection with the adoption of EITF 01-9. The increased level of expense was offset by sales commissions which followed the lower level of sales and a variety of other individually insignificant items.

FIRST NINE MONTHS OF FISCAL 2004 COMPARED TO FIRST NINE MONTHS OF FISCAL 2003

SG&A expenses of $10,805 or 43.6% of sales for the nine months ended June 30, 2004 were $594 higher when compared to the same period in fiscal 2003 of $10,211 or 43.1% of sales. In addition to the increased expense as discussed above, the year to date increase was impacted by $240 expenses associated with certain independent professionals who were engaged by a Special Committee of the Board of Directors to review relationships we had with certain affiliates, as well as by the February 2, 2004 resignation and retirement of James R. Malone, the former Chairman and Chief Executive Officer. Additionally, we recorded $200 of compensation expense in association with Mr. Malone's resignation; the remaining difference was largely the result of increased corporate insurance expenses of $108 and reductions of $539 related to commissions and compensation related expenses which followed the lower sales in the Americas and Europe, and the decreased level of earnings.

      Liquidation of Foreign Subsidiary

During the second quarter of fiscal 2003, after reviewing possible future options for our Canadian subsidiary, we chose to liquidate the entity and therefore recorded a loss on disposal of $905 for cumulative translation adjustments associated with this subsidiary.

      Interest Expense

Interest expense was $18 and $52 for the quarter and nine months ended June 30, 2004, respectively, compared to $12 and $32 for the same periods in 2003. The increased expense primarily reflects the increased borrowings on our line of credit when compared to the prior year.

      Other (income) expense, net

For the quarter and nine months ended June 30, 2004 other expense (income), net, decreased $7 and $36, respectively, and was attributable to a variety of individually insignificant items.

      Income Taxes

The effective tax rate for the quarter and nine months ended June 30, 2004 was 0.0% and (0.2%), respectively, compared to effective rates of (0.5%) and 0.0% for the same period in fiscal 2003. The differences from the prior year were associated with state franchise taxes.

      Cumulative Effect of Accounting Change

On October 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill. There was no tax effect related to this item as this charge is a permanent difference for income tax purposes. This amount is reflected, in this Form 10-Q, as a deduction from results of operations for the nine months ended June 30, 2003.

      Inflation and Pricing

Product sales and income from continuing operations were not materially impacted by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities

Cash flows from operating activities used net cash of $98 for the nine months ended June 30, 2004, principally due to cash outflows resulting from net losses of $2,887, as well as increases in receivables of $733 and inventories of $363, offset by increases in distributor development liabilities, and accrued expenses and other liabilities of $200 and $329, respectively. Offsetting the cash outflows were non-cash expenses of $2,824, of which $2,130 is attributable to the new accounting associated with our distributor development program and $523 is related to depreciation and amortization. Decreases in prepaid expenses and other assets of $217 and $162, respectively, also offset the cash outflows.

The increase in the receivables balance is largely attributable to sales volume increases related to several international customers who all receive credit terms to assist with the time delay in shipping products overseas. Additional increases are associated with our newly formed subsidiary Advantedge Credit Management Services Inc. ("ACMS"). ACMS, formed in the third quarter of fiscal 2004, is a brokerage service provider for sourcing consumer credit and assists its clients, our Americas distribution network, in securing third party financing for end consumer who purchase products manufactured by HMI. The ACMS receivable balance at June 30, 2004 represents monies owed to them from the third party financing companies.

The inventory increase was largely a result of finished goods safety stock that was built to prevent any shipping interruptions to the distribution network for a planned one-week plant shutdown in July 2004.

The increase in our distributor development liability is associated with the amount to be paid in fiscal 2005 to our second Edge Program achiever.

Accrued expenses and other liabilities increased as a result of a $500 accrual recorded in the third quarter of fiscal 2003 to provide for reasonably estimated and probable obligations associated with current litigation issues, offset by payments on behalf of our Americas distribution network associated with liabilities previously recorded in fiscal 2003.

Amortization of prepaid risk insurance was the contributing factor to the decrease in prepaid expenses while the decrease in other net assets related to the utilization and/or refund of deposits associated with our leased facilities and furniture.

      Investing Activities

Capital expenditures of $81 represent the entire net cash used in investing activities for the nine months ended June 30, 2004, which relates to engineering testing equipment, computer hardware, and tooling associated with our current product line.

      Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2004 was $407, which included $424 for net borrowings under the credit facility and $17 for payment of long-term debt.

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

Cash Obligations

There have been no material changes outside the ordinary course of our business with regards to cash obligations that have not been previously disclosed in our fiscal 2003 Annual Report on Form 10-K/A.

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

We account for a certain Distributor Development Program pursuant to EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The accounting associated with this Program requires us to record a liability related to every qualifying sale and only derecognizing such liability (i.e. the accrual is eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. The application of EITF 01-9 requires a $15,288 accrual at June 30, 2004, to reflect the future obligation associated with the Program. This amount was determined by multiplying the percentage of attainment of the 30,000 unit goal for every eligible distributor and sales associate by the present value of five payments of $200,000, discounted at a risk adjusted interest rate.

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

We have been funding the actuarially determined present value of total award payouts calculated on an aggregate basis under this program since September 2000 and such fund had a balance of $1,111 as of June 30, 2004. It is our intention to continue to fund the projected stream of cash payouts subject to our cash flow model based on the aggregate actuarial model, which will continue to be updated annually by our independent actuaries based on our experience. These funds are maintained in a short term investment account and recorded as cash and cash equivalents in our Consolidated Condensed Balance Sheets.

Please refer to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003 for a complete discussion of our accounting associated with this Program.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature, including by way of example, but not limited to, the statements made in "Product Sales" regarding the hope to rebuild a certain sales territory in the Americas, and "Liquidity" regarding anticipated cash requirements and the adequacy of our current ability to meet those requirements. Such forward-looking statements are subject to uncertainties such as difficulty in protecting our intellectual property rights in a particular foreign jurisdiction; dependency on key personnel and the ability to retain them; recessions in economies where we sell our products; longer payment cycles for and greater difficulties collecting accounts receivable; export controls, tariffs and other trade protection measures; social, economic and political instability; changes in United States and foreign countries laws and policies affecting trade; anticipated sales trends; the ability to attract and retain Distributors and Importers; improved lead generation and recruiting; and the ability to obtain financing for the end consumer through consumer financing companies, including ACMS. Such uncertainties are difficult to predict and could cause our actual results of operation to differ materially from those matters expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of June 30, 2004, we had $1,807 outstanding under our credit facility bearing interest at the prime rate. If interest rates were to increase 50 basis points (0.5%) from the June 30, 2004, rates and assuming no changes in outstanding debt levels from June 30, 2004 levels, we would realize an increase in our annual interest expense of approximately $9.

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

See Note 9 for applicable information.

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

(b) REPORTS ON FORM 8-K

No report on Form 8-K was filed during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HMI Industries Inc.
                                                   (Registrant)

Date: October 22, 2004                        /s/ Julie A. McGraw
                                              ---------------------------------
                                               Julie A. McGraw
                                               Vice President - Chief Financial
                                                    Officer