Form 10-K
period 2004-09-30
HMI INDUSTRIES INC
filed 2004-12-20
CIK 46445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      36-1202810
--------------------------------             -----------------------------------
 State or other jurisdiction of               (IRS Employer Identification No.)
 Incorporation or organization)

  13325 Darice Parkway, Unit A, Strongsville, Ohio                44149
----------------------------------------------------     -----------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (440) 846-7800

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price in the Pink Sheets, as of March 31, 2004 was $1,485,386.

The number of shares outstanding of the registrant's common stock was 6,745,609 as of November 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended September 30, 2004.

Index to Exhibits is found on page 28.        This report consists of 57 pages.
================================================================================

TABLE OF CONTENTS

PART I..............................................................................................       2

   ITEM 1. BUSINESS.................................................................................       2
   ITEM 2. PROPERTIES...............................................................................       9
   ITEM 3. LEGAL PROCEEDINGS........................................................................       9
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................      10

PART II.............................................................................................      10

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
   PURCHASES OF EQUITY SECURITIES...................................................................      10
   ITEM 6. SELECTED FINANCIAL DATA..................................................................      13
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS).......      25
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................      25
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....      25
   ITEM 9A. CONTROLS AND PROCEDURES.................................................................      25
   ITEM 9B. OTHER...................................................................................      26

PART III............................................................................................      26

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................      26
   ITEM 11. EXECUTIVE COMPENSATION..................................................................      26
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................      26
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................      26
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES..................................................      26

PART IV.............................................................................................      27

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................      27

SIGNATURES..........................................................................................      30

PART I

(DOLLARS IN THOUSANDS)

ITEM 1. BUSINESS

In this document, the words "HMI," "the Company," "we," "our," "ours," and "us" or any derivation thereof, refer only to HMI Industries Inc., and its direct or indirect subsidiaries and not any other person or entity.

GENERAL DEVELOPMENT OF THE BUSINESS

We are a manufacturer of high quality indoor air filtration systems whose products are sold exclusively through a worldwide direct sales channel. We provide our direct sellers an opportunity, through our quality products and educational programs, to achieve their individual objectives. Our products, a high filtration portable surface cleaner and portable room air cleaner are sold under the trade names Filter Queen(R), Princess(R), Majestic(R), Empress(R), and Defender(R) (portable room air cleaner only).

Although we were known as Health-Mor Inc. until 1995, when our name was changed to HMI Industries Inc., we continue to distribute our products under the Health-Mor brand name. HMI was reorganized in 1968 in Delaware, succeeding an Illinois corporation formed originally in 1928.

Over the last five years we continued to streamline processes and lower costs while creating new sales programs to position ourselves for future growth opportunities. Examples include but are not limited to:

      - Creation of a U.S. program to aid in the retention of Distributors and help with the development of their professional careers and independent businesses (see U.S. MARKET below for additional information).

      - Creation and continued development of Health-Mor at Home(TM), a direct to consumer outbound sales force designed to assist consumers in locations where Distributors are no longer located.

      - Fully automated our assembly and distribution by moving all production areas to a new and more efficient facility in Strongsville, Ohio.

      - Obtaining approval for our manufacturing facility as both a Medical Class II facility by the Food and Drug Administration ("FDA") and as a Foreign Trade Zone. The Foreign Trade Zone status provides dollar saving benefits on such things as duty exemption on re-exports, duty elimination on waste and scrap, no duty on rejected or defective parts, duty deferral, no duty on domestic content or value added and relief from local taxes.

      - Implementation, in fiscal 2003, of our proven U.S. Edge Success Sales Program into the international markets.

      - Continued development of our After-Market-Sales (AMS) program and improved lead generations for our network as in accordance with the Federal "Do Not Call" legislation. See the U.S. MARKETS, MARKETS OUTSIDE THE U.S., and MARKETING AND ADVERTISING sections below for additional information.

      - Formation, in the third quarter of fiscal 2004 of a wholly-owned subsidiary called AdvantEdge Credit Management Services Inc. ("ACMS"), which is a brokerage service provider for sourcing consumer credit to assist its clients, our Americas distribution network, in securing third party financing for end consumers who purchase products manufactured by HMI.

      - Reduction of overhead costs by relocating our sales and administrative personnel from the Seven Hills, Ohio location to the Strongsville, Ohio manufacturing facility.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended September 30, 2004, we incurred a net loss of $3,492, had deficit equity of $12,247 at September 30, 2004, and as of the date of the audit opinion did not have an executed long-term financing agreement. As a result of these factors, our accounting firm has issued an audit report with a modification expressing substantial doubt about our ability to continue as a going concern. The financial statements and financial information presented do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our operations consist of a single operating segment. See Note 1 of the Notes to the Consolidated Financial Statements for further information.

NARRATIVE DESCRIPTION OF BUSINESS

      Products and Distribution

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

To improve indoor air quality in a consumers' home our Filter Queen(R) products use a patented multi-filtration system consisting of our Cellupure(R), MEDIPure(R), and Enviropure(R) filter cones and cartridges. The Filter Queen Indoor Air Quality System(TM) is designed and proven to reduce airborne particles and allergens such as dust, smoke, pollen, mold spores, animal dander, dust mites, and harmful fibers that may lead to allergic reactions. Independent tests confirm that the Filter Queen Indoor Air Quality System(TM), when used with our named filters and cartridges, removes 99.98% of particles at .01 micron, which is better than HEPA (high efficiency particulate arrestance technologies), the industry standard.

WARRANTY. We believe that we offer a superior warranty in the U.S. for our high filtration portable surface cleaner than all other U.S. manufacturers and sellers of vacuum cleaners. We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 USD (not in thousands).

We also support a five-year optional extended warranty on the portable surface cleaner offered by our U.S. Distributors to the end consumer as a sales promotion during an in-home product demonstration. As an enticement to the end consumer to buy our product during that demonstration, the five year optional extended warranty is offered to them at no cost; accordingly no revenue for this optional warranty is recognized by HMI. Our warranty reserve is recorded to provide for the above extended warranties. We do not allocate a portion of the product revenue to the extended warranty as there is no objective and reliable evidence associated with the fair value of the warranty, as we are not in the business of separately selling extended warranties on our products. In addition, a general right of return relative to the delivered product does not exist.

Outside the U.S. we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods if the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

DISTRIBUTION NETWORK. Our distribution system consists of approximately 300 independent authorized Distributors and Importers who sell our products. These Distributors and Importers sell our products in 25 countries worldwide.

Each Distributor and Importer has a defined territory in which it maintains the exclusive right to sell our products. Each Distributor and Importer sells the products to consumers through an in-home presentation given by a sales associate who, in some parts of the world, has been trained and certified by independent HMI trainers as an "Indoor Air Quality Specialist." Distributors are granted the right to market our products using the demonstration method and utilizing our trademarks. These same Distributors and Importers are responsible for providing service and replacement parts and supplies to the end consumers in their territories, which provides them with another source of revenue and potential referral network.

U.S. MARKET. In the United States, we primarily sell our high filtration portable surface cleaner and portable room air cleaner through Distributors who sell our products to end consumers through sales associates.

To aid in the retention of Distributors and help with the development of their professional careers and independent businesses, we developed an award winning unique training and development program called "The Edge Success Program" or "Distributor Development Program" (the "Edge" or "Program"). The Edge is an innovative, highly structured multi-step program that provides business training for all people in our distribution network, from the earliest level of a new recruit to the most senior level, a Premier Master Distributor. The program provides incentives at each level to promote the development and retention of quality Distributors and sales associates. Personal and professional training includes: sales and recruiting seminars, a business management correspondence course, and a week-long educational and training course called the Business Management Institute ("BMI") redesigned in conjunction with Cleveland State University in Cleveland, Ohio. BMI addresses sales techniques; lead generation; personal finances; moral, legal and ethical standards; human resource compliance issues; business ownership; and more. Every Distributor that opens a Filter Queen(R) office must attend BMI. Our information shows that offices operated by BMI graduates are more successful in terms of unit sales and associate retention than those operated before the inception of the program. The reward for working your way through The Edge and selling 30,000 Filter Queen(R) units within fifteen years is payments from us totaling $1 million. To date two distributors have earned the million dollar Edge status. In May of 2001 we received the distinguished Education for Life Award from the Direct Selling Association for our unique and outstanding education program, The Edge Success Program. The Direct Selling Association recognizes companies in the direct selling industry that go beyond just sales training. Other companies who received this honor in the past include Tupperware, Avon and Mary Kay.

In an effort to improve our customer service to end consumers, in fiscal 2001 we created Health-Mor at Home(TM) ("HMAH"). HMAH is a revenue generating inside sales organization selling replacement parts to Filter Queen(R) owners throughout the United States who no longer have an authorized Distributor in their area.

The implementation of several FQ@Home Service Centers in late fiscal 2003 and into fiscal 2004 will serve to complement our HMAH program. FQ@Home Service Centers, focused aftermarket businesses aimed at generating repeat business, are being set-up in territories with a high concentration of customers and no Distributor. These Service Centers will provide convenient, proactive in-home replacement of parts and accessories for existing Filter Queen(R) customers.

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

In fiscal 2002 a reorganization of the management for our international market resulted in the planned introduction of the most successful U.S. programs. For example in fiscal 2003, the Edge, BMI, the "System" selling strategy, and the new power nozzle (formally sold only as an option) were introduced to some of our largest foreign markets in parts of Asia, Europe and the Middle East.

      Marketing and Advertising

Traditionally, we have relied on our Distributors to market and sell our products to consumers. A portion of the sales of our products by our Distributors and their sales associates is dependent on telemarketing as a tool for developing sales leads and arranging in-home demonstrations of our products with end consumers who purchase these products. Regulatory efforts in Europe and the U.S. have focused on imposing more restrictions on telemarketing. In October 2003 the federal National "Do Not Call" registry became active, limiting the number of potential consumers reachable by telephone. There can be no assurance that such regulations will not further restrict telemarketing, and thereby make it increasingly difficult to sell our products with the aid of telemarketing. Because of these increased regulations and the high relative cost of telemarketing, many of the Distributors have been developing alternative methods to generate leads for in-home demonstrations. We have assisted our Distributors by creating a National Exhibit Booth Program that encourages Distributors to participate in local exhibits, tradeshows, home shows, shopping malls and fairs. As part of this program we developed a National Sweepstakes Program titled "Live Better Sweepstakes." We have also created an International outline for this program which will be introduced into this market in fiscal 2005.

Additionally, we will continue to promote a national mail lead generation program in order to generate leads and provide opportunities for our distribution network to demonstrate and sell our products. This program offers consumers the chance to win prizes and an opportunity to view a Filter Queen(R) presentation.

      Raw Material

We assemble finished units from parts purchased from various suppliers. The raw materials used by our manufacturing operations are purchased from a number of suppliers and substantially all such materials are readily available.

      Patents and Trademarks

We have numerous United States and foreign patents, patent and trademark applications, registered trademarks, and trade names that are used in our business. We generally own the trademarks under which our products are marketed and have registered our trademarks and will continue to register and protect them as they are developed or acquired. Trademarks are registered for varying finite periods but are usually renewable for an unlimited number of periods so long as they are still in use. Patents are registered for finite periods and are not renewable. In the case of trademarks used which are owned by others, we have entered into long-term license agreements to use the trademarks. We also believe that certain of the trademarks and trade names are of material importance to the businesses/products to which they relate and may be of material importance to us as a whole. Although protection of our patents and related technologies are important components of our business strategy, none of the individual patents is believed to be material to us. The remaining duration of the patents and trademarks varies.

      Seasonality

Historically, we experience lower product sales in our fiscal fourth quarter, as compared to the first three fiscal quarters, resulting from fluctuations in our European product sales as the European importers adjust their inventory volumes in July/August for the standard European holiday month of August. European net product sales approximated 15.7%, 11.8%, and 14.6% for the fiscal fourth quarters in 2004, 2003, and 2002, respectively, as compared to the average of the first three fiscal quarters in 2004, 2003, and 2002 of 17.6%, 20.5%, and 19.0%, respectively.

      Major Customers and Dependence on Independent Distributors

We are subject to risks specific to the individual customers with whom we do business. In fiscal 2004 and 2003, no individual customer accounted for more than 10% of our product sales. In fiscal 2002, one international customer in Japan accounted for more than 10% of our product sales. This international customer's product sales were 11.9% of our total product sales.

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

      Backlog

We operate monthly with a minimal backlog (backlog at September 30, 2004, 2003, and 2002 was $3, $-0-, and $6, respectively).

      Competition

We experience strong competition in the sale of our high filtration portable surface cleaners, and portable room air cleaners. Not only do we compete for consumer sales but also for Distributors and Importers to sell our products. Participants in the vacuum and indoor air cleaner industries compete primarily on price, quality, brand name recognition, product availability, and product performance, including the perceived amount of particles removed by a vacuum cleaner or air filter. Economy or disposable vacuums and indoor air filters are sold through a variety of channels including department stores, discount houses, appliance stores, and catalogs, generally at substantially lower prices than our products. We believe that our high filtration portable surface cleaner is superior to other vacuum cleaners because of its outstanding performance and warranty.

Our high filtration portable surface cleaner (The Majestic(R)) competes with many significant vacuum cleaner manufacturers and with regional and private label manufacturers, including other direct selling companies, such as Rainbow, Tristar, Kirby, Miracle Mate, Electrolux, and Water-Matic, and companies that sell through retail outlets such as Miele, Eureka, Hoover, Kenmore, and Royal. We also manufacture and distribute a portable room air cleaner (The Defender(R)) recognized as a Class II Medical Device by the FDA. (There are basically two types of air cleaners. The Defender(R) is a mechanical filter that forces dirty air through a series of filters releasing only cleaner, fresher air. The second type is an electrostatic precipitator that emits an electronic charge into the air.)

The portable room air cleaner market is primarily a retail and catalog business. HMI's Defender(R) competes directly with air cleaners like Alpine, Honeywell, Bionaire, Hunter, Holmes, Hoover, and Sharper Image. Many of our competitors have greater financial, marketing, and manufacturing resources and better brand name recognition than us, and sell their products through broader and more extensive distribution channels.

      Research and Development

Our ongoing research and development program involves redesigning existing products to reduce manufacturing costs and to increase product quality and efficiencies. In fiscal year 2004, 2003, and 2002, we invested $53, $75, and $273, respectively, in new product development. We do not anticipate expending significant monies on the redesigning of products in fiscal year 2005.

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

      Employees

We employed 101 full-time and 11 part-time employees at September 30, 2004. None of our employees are parties to a collective bargaining agreement, and we believe our relationships with all our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Sales to international customers represented 41.1%, 35.8%, and 43.1% of net product sales for the years ending September 30, 2004, 2003, and 2002, respectively.

AVAILABLE INFORMATION

Our principal executive offices are located at 13325 Darice Parkway, Unit A, Strongsville, Ohio 44149, and the telephone number is (440) 846-7800.

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

      Executive Officers of the Registrant

       Name          Age              Position and Terms of Service as Officer
------------------   ---       ------------------------------------------------------
Kirk W. Foley        62        Chairman and Principal Executive Officer (1)
John A. Pryor        61        President and Chief Operating Officer (2)
Julie A. McGraw      40        Vice President, Chief Financial Officer, Treasurer and
                                Assistant Secretary (3)
Joseph Najm          46        Vice President-Operations (4)
Daniel J. Duggan     44        Vice President (5)
Darrell Weeter       48        Vice President (6)

(1) Mr. Foley was elected as Chairman and Principal Executive Officer in February, 2004. Since 1997 he has also been Chairman and Chief Executive Officer of Tube-Fab Ltd., a company that shapes, bends and machines metal tubing. He previously served as Chief Executive Officer of the Company from 1989 to 1997.

(2) Effective November 22, 2004, Mr. Pryor resigned as President and Chief Operating Officer although he continues to serve on the Board of Directors. Mr. Pryor was elected President and Chief Operating Officer in 2001. From 1992 to 2001 he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to

      2000 he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

(3) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She also served as Corporate Controller from 1998 to 2001.

(4)   Mr. Najm was elected Vice President-Operations in 1999.

(5) Mr. Duggan has served in various capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002 he was President of the Asia-Pacific Sales Division.

(6) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000, and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a distributor of products manufactured by the Company, since 1985.

ITEM 2. PROPERTIES

The following table sets forth the location, character, and size of the real estate we used in our operations at September 30, 2004:

                                                                                     Square
Location                        Character                                             Feet
-------------------------     -------------------------------------------------      ------
United States of America~

  Strongsville, Ohio          Leased office, manufacturing, and warehouse space      73,000

  Seven Hills, Ohio           Leased office space                                    15,700

Upon the expiration of our Seven Hills, Ohio facility, in November, 2004 we relocated all of our personnel at the Seven Hills, Ohio location to the Strongsville, Ohio facility. An additional 7,000 square feet will be added to the Strongsville office space, via the creation of a mezzanine level, to house the executive, selling and administrative personnel. The completion of the mezzanine is anticipated by March 2005. We believe our facility in Strongsville is adequate for both our manufacturing and office space needs.

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

Claims arising in the ordinary course of business are also pending against us. In the third quarter of fiscal 2004 we increased reserves by $500 to provide for any contingent liabilities associated with various litigation and contingent claims. There can be no assurance that an unfavorable outcome in these various litigation and contingent claims would not have a material adverse effect on our consolidated financial position, results of operations, or cash flow. Included in the accompanying Consolidated Balance Sheets at September 30, 2004, and 2003, were accruals of $515 and $15, respectively, relating to litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was quoted in the over-the-counter market on the OTC Bulletin Board under the symbol "HMII.OB" until February 19, 2004, the date it was removed. The removal occurred because we were no longer current with regards to our SEC filings, primarily our Form 10-K for the year ended September 30, 2003, and therefore the members of the OTC Bulletin Board could no longer quote our shares. It is now quoted in the Pink Sheets. As of September 30, 2004, there were 221 stockholders of record.

A summary of the quarterly high and low bid price of our common stock in the Pink Sheets for the year ended September 30, 2004 and on the OTC Bulletin Board for the year ended September 30, 2003 are as follows:

2004

                     High [1]      Low [1]
                     --------      -------
1st Quarter          $   1.05      $  0.64
2nd Quarter          $   0.70      $  0.51
3rd Quarter          $   0.51      $  0.35
4th Quarter          $   0.40      $  0.35

2003

                     High [1]      Low [1]
                     --------      -------
1st Quarter          $   0.70      $  0.18
2nd Quarter          $   0.65      $  0.41
3rd Quarter          $   0.65      $  0.51
4th Quarter          $   1.05      $  0.55

[1] The bid price for our common stock was received from Pink Sheets and/or Nasdaq Trading & Market Services. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The declaration and payment of quarterly dividends is at the discretion of the Board of Directors, which may raise, lower, or omit the dividend in any quarter. No dividends were declared in 2004 or 2003 as the credit agreement with our lender presently prohibits us from declaring or paying any dividends. The Company has no intention of paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. Information about HMI equity compensation plans at September 30, 2004, was as follows (shares in thousands):

                                                                                                Number of shares
                                               Number of shares to                             remaining available
                                                  be issued upon        Weighted average       for future issuance
               Plan Category                       exercise of          exercise price of         under equity
                                               outstanding options     outstanding options     compensation plans
-----------------------------------------      -------------------     -------------------     -------------------
Equity compensation plans approved by
shareholders (a)                                       532                   $    1.17                  - (b)
                                                   -------                   ---------             ------
Equity compensation plans not approved by
shareholders (c)                                       385                   $    2.72                  -
                                                   -------                   ---------             ------
Total                                                  917                   $    1.82                  -

(a) These options were issued under the 1992 Omnibus Long-Term Compensation Plan. See "Notes to Consolidated Financial Statements, Note 6 - Long-Term Compensation Plan."

(b) The 1992 Omnibus Long-Term Compensation Plan (the "Plan") does not contain any restriction on the number of shares that can be issued pursuant to an award under the Plan except for Incentive Stock Options ("ISO"), which are limited to 2,500 shares, as adjusted for stock splits. No new ISO grants may be made under the Plan because the Plan was adopted more than ten years ago. Regulations of the Internal Revenue Service which determine whether or not an option is an ISO require that the Plan under which an ISO is granted must have been adopted within the prior ten years. The number of shares available for grant each year is equal to 5% of the Company's outstanding Common Stock on December 31 of the prior year. To the extent that the number of awards in any year is less than 5%, this unused amount may be carried over to future years. Awards which have lapsed or been forfeited may also be reissued in future years. The maximum number of awards that can be made in any year, including carryovers and lapsed and forfeited awards, is equal to 10% of the Company's outstanding Common Stock on December 31 of the prior year.

(c) Awards of non-qualified stock options were made to two outside consultants in connection with their services to HMI. The option price was the fair market value on the date of grant. One option for 100 shares expires ten years from the date of grant (2006), while the other option for 35 shares expires five years from the date of grant (2005). A third grant to our current Chairman of the Board for 250 shares expires in 2009, five years from the date of the grant.

ITEM 6. SELECTED FINANCIAL DATA

In thousands except per share amounts, stock prices, percentages, and ratios

                                                2004             2003             2002          2001           2000
                                            -------------     -----------      ----------    ----------      ---------
Net product sales                           $      31,990     $    30,170      $   34,524    $   31,527      $  34,621
Cost of product sold and SG&A expenses      $      35,464     $    35,334(0)   $   35,889    $   32,676      $  33,515
Loss on impairment of asset                 $           -     $     1,711(1)   $        -    $        -      $       -
Other expense (income), net                 $          11     $      (105)     $      430    $      272      $      (6)
(Loss) income from continuing operations
  before taxes and cumulative effect of
  accounting change                         $      (3,485)    $    (6,770)     $   (1,795)   $   (1,421)     $   1,112
(Loss) income margin from continuing
  operations before taxes and cumulative
  effect of accounting change                       (10.9%)         (22.4%)          (5.2%)        (4.5%)          3.2%
Provision (benefit) for income taxes        $           7     $        18      $       38    $    3,672(2)   $    (353)
Income tax rate                                      (0.2%)          (0.3%)          (2.1%)      (258.4%)        (31.7%)
(Loss) income from continuing operations
  before cumulative effect of accounting
  change                                    $      (3,492)    $    (6,788)     $   (1,833)   $   (5,093)     $   1,465
(Loss) income margin from continuing
  operations before cumulative effect
  of accounting change                              (10.9%)         (22.5%)          (5.3%)       (16.2%)          4.2%
Cumulative effect of accounting change      $           -     $    (5,451)(3)  $        -    $   (4,943)(4)  $       -
Gain on disposals                           $           -     $         -      $        -    $        -      $     425
Net (loss) income                           $      (3,492)    $   (12,239)     $   (1,833)   $  (10,036)     $   1,890
Net (loss) income margin                            (10.9%)         (40.6%)          (5.3%)       (31.8%)          5.5%

Per Share Data - Basic and Diluted:
(Loss) income from continuing operations
  before cumulative effect of accounting
  change                                    $       (0.52)    $     (1.01)     $    (0.27)   $    (0.76)     $    0.24
Cumulative effect of accounting change      $           -     $     (0.81)     $        -    $    (0.74)     $       -
Gain on disposals                           $           -     $         -      $        -    $        -      $    0.07
Net (loss) income                           $       (0.52)    $     (1.82)     $    (0.27)   $    (1.50)     $    0.31

Weighted Average Number of Common
  Shares Outstanding:
  Basic                                             6,746           6,744           6,719         6,691          6,113
  Diluted                                           6,746           6,744           6,719         6,691          6,140

Total Assets                                $      10,491     $    10,668      $   17,430    $   16,979      $  20,843
Long-Term Debt                              $           -     $        11      $       33    $       75      $      71
Stockholders' (Deficit) Equity              $     (12,247)    $    (8,754)     $    2,577    $    4,419      $  14,394
Working Capital                             $       1,999     $     1,444      $      992    $      580      $   4,137

Ratio of Current Assets to Current
  Liabilities                                        1.29            1.22            1.16          1.09           1.67
Stock High(a)                                      1 1/20          1 1/20           1 1/5       1 11/16          1 3/4
Stock Low(a)                                         7/20           13/50           25/49         11/16            1/2

(0) This amount includes a $905 write-off, recorded during the second quarter of fiscal 2003, relating to cumulative translation adjustments associated with the liquidation of our Canadian subsidiary. In addition it includes a $300 reserve for obsolete inventory associated with impaired tooling. See Note 1 for further information.

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

(a) Represents closing price of stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GOING CONCERN

During the year ended September 30, 2004, we incurred a net loss of $3,492, had deficit equity of $12,247 at September 30, 2004, and as of the date of the audit opinion did not have an executed long-term financing agreement. As a result of these factors, our accounting firm has issued an audit report with a modification expressing substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The financial statements and financial information presented do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimated under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. We believe that the critical accounting policies are limited to those that are described below.

      Allowance for Doubtful Accounts

At September 30, 2004, our bad debt reserve was $132. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Quarterly, we evaluate the collectability of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment, and our historical experience, including payment patterns. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on our future operating results.

      Sales Return and Allowance

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. If future returns do not reflect the historical data we use to calculate these estimates, additional allowances may be required.

      Accrued Distributor Development Liabilities

We account for the potential one million dollar award for the Edge Program pursuant to Emerging Issues Task Force Consensus ("EITF") 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)"; accordingly we reflect the accrual for this award as a reduction of revenues. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate such a liability and therefore accrue such awards assuming a maximum accrual rate whereby we assume each eligible distributor will earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or
(ii) when a distributor is no longer eligible for the award. For the years ended September 30, 2004, 2003 and 2002, the accounting for this Program decreased sales by $3,687, $4,369 and $2,589, respectively. On our Consolidated Balance Sheets as of September 30, 2004, and 2003 we had accrued $16,321, and $12,958, respectively, relative to this Program.

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

      Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

During the first quarter of fiscal 2003 we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Management does not believe that the market value of our common stock fairly reflects the value of HMI, because of, among other things, the absence of liquidity, and the absence of analyst coverage. Accordingly, the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002, but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies, and a discounted cash flow methodology. Based on the assumptions used in any of the three valuations referred to above and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, for accounting purposes we believed that the weighting methodology used was reasonable and resulted in an accurate and fair value of HMI.

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

      Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" we assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

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

      Income Taxes

In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109 "Accounting for Income Taxes" requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

Periodically, and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109 considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2004, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is still required against the net U.S. deferred tax assets at September 30, 2004.

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

RESULTS OF OPERATIONS - 2004 COMPARED WITH 2003

PRODUCT SALES- Product sales, net of returns and allowances and before distributor development program revenue reduction ("Product Sales"), were $35,591 for the year ended September 30, 2004, $1,052 or 3.0% higher than prior year Product Sales of $34,539. The increase was largely attributable to increased sales in Asia of $2,766, offset by decreased revenues in the Americas and Europe/Middle East of $1,266 and $468, respectively.

Asian sales increased primarily as a result of shipments to a new customer in Malaysia whose first shipment was in December 2003, and improved sales to Hong Kong and Korea. The largest increase was associated with Malaysia.

The sales decline in the Americas was largely related to office closings in a particular sales territory. A new divisional director was assigned to this territory during the year in order to provide the additional support that had been requested.

The sales decline in Europe/Middle East was driven by reduced sales to Portugal and was attributable to the ongoing challenges of lead generation, the recruiting of new sales associates and the retention of existing associates within this importer's territories.

Product sales after returns and allowances were not materially impacted by changing prices.

DISTRIBUTOR DEVELOPMENT PROGRAM- The reduction to Product Sales associated with the Edge Program for the year ended September 30, 2004 was $3,687 compared to $4,369 in fiscal 2003, a

$682 decrease. This decrease was driven by termination gains which were largely attributable to one established U.S. distributor who left the business during the second quarter and consequently lost his eligibility to participate in the Program and therefore the accrued liability related to him was derecognized. The termination gain was offset by increased international sales volume as well as the number of international countries participating in the Program. See Note 1 to our Consolidated Financial Statements for a further discussion of the accounting pertaining to this Program.

OTHER REVENUE- We formed a wholly owned subsidiary, AdvantEdge Credit Management Services ("ACMS") during the third quarter of fiscal 2004. ACMS is a brokerage service provider for sourcing consumer credit and assists its clients, our Americas distribution network, in securing third party financing for end consumers who purchase products manufactured by HMI. We earned $86 in brokerage service revenue during the third and fourth quarters of fiscal 2004 for these services.

GROSS MARGIN, EXCLUSIVE OF DISTRIBUTOR DEVELOPMENT PROGRAM- The gross margin, exclusive of Distributor Development Program costs, for the year ended September 30, 2004, was $14,112 or 39.7% of sales as compared to $13,514 or 39.1% of sales in 2003, an increase of $598. The $598 increase was a result of favorable sales and materials variances approximating $584 and $197, respectively, offset by increased overhead expenses of $197. The favorable materials variance was a direct result of lower current year inventory obsolescence expense. As a result of the discontinuance of our Central Vac product and the abandonment of a potential new product we recorded loss on disposal charges of $170 during the third quarter of fiscal 2004 to fully impair the associated tools and molds as their estimated net realizable value which was considered to be nominal.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")- SG&A expenses of $13,985 for the year ended September 30, 2004, were greater than fiscal 2003 expenses of $13,404 by $581. This increase was largely due to a $500 and $317 increase in litigation reserve and audit expenses, respectively, related to pending legal proceedings and the restatement of our prior years' financial statements in connection with the adoption of EITF 01-9. It was also impacted by $240 of expenses associated with certain independent professionals who were engaged by a Special Committee of the Board of Directors to review relationships we had with certain affiliates, as well as by the February 2, 2004 resignation and retirement of James R. Malone, the former Chairman and Chief Executive Officer. We recorded $200 of compensation expense in association with Mr. Malone's resignation. The remaining difference was largely the result of reductions of $632 related to commissions and compensation expenses which followed the lower sales in the Americas and Europe/Middle East.

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

INTEREST EXPENSE- Interest expense for fiscal year 2004 was $77 or $24 higher than the fiscal 2003 amount of $53. The increased expense primarily reflects the increased level of borrowings on our line of credit when compared to the prior year.

OTHER EXPENSE (INCOME), NET- The decrease of $92 in other (income) expense, net, from ($158) in fiscal 2003 to ($66) for the year ended September 30, 2004, was attributable to a variety of individually insignificant items.

INCOME TAXES- The effective income tax rate for the year ended September 30, 2004, was (0.2%) compared to (0.3%) in fiscal 2003. Driven by pre-tax earnings, the recorded tax expense, which is associated with state franchise taxes, was not material in either year because of the full valuation allowance against our deferred tax assets.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE- On October 1, 2002, we adopted SFAS No.
142. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill (See Note 1 to the Consolidated Financial Statements). There was no tax effect related to this item, as this charge is a permanent difference for income tax purposes.

INFLATION AND PRICING- While inflation or changing prices have not had, and we do not expect them to have, a material impact upon operating results, there can be no assurances that our business will not be affected by inflation or changing prices in the future.

RESULTS OF OPERATIONS - 2003 COMPARED WITH 2002

PRODUCT SALES- Product Sales of $34,539 for the year ended September 30, 2003, were $2,574 or 6.9% lower when compared to the prior year sales of $37,113. The decrease in Product Sales was primarily attributable to reduced international sales, largely Asia, and the cessation of the National Advertising Campaign ("NAC"), offset by increased revenues in the Americas of $2,466.

The largest decline in Asia was attributable to lower sales to Japan. Our Japanese importer struggled all year to realign his inventory levels in anticipation of the launch of our 75th Anniversary Majestic(R) (our portable surface cleaner), which occurred in Japan in fiscal 2004. The reduced sales to Japan also reflected Defender(R) (our portable room air cleaner) sales that were made in the prior year with the intent of selling them with the Majestic(R) as a system similar to how our products are marketed in the U.S.; however, this program was not as successful as anticipated, resulting in lower Defender(R) sales while the importer sold this inventory. To assist our importer in Japan with their continued inventory realignment as well as the development and execution of training and sales programs, we created a new sales position within HMI to provide experienced, dedicated sales support to this region.

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

The increase in the Americas was due to the growth of several of our key distributors who grew their businesses through effective recruiting, retention, and the opening of new offices.

Product sales after returns and allowances were not materially impacted by changing prices.

DISTRIBUTOR DEVELOPMENT PROGRAM- The reduction to product sales associated with the Distributor Development Program for the year ended September 30, 2003 was $4,369 compared to $2,589 in fiscal 2002, a $1,780 increase. This increase was primarily a result of making the international market part of the Program during the first quarter of fiscal 2003 which accounted for approximately $1,350 of the $1,780 increase in sales reduction. See Note 1 to our Consolidated Financial Statements for a further discussion of the accounting pertaining to this program.

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

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A")- SG&A expenses of $13,404 for the year ended September 30, 2003, were favorable to fiscal 2002 expenses of $14,591 by $1,187. The reduced level of expense was driven by the absence of advertising and administrative costs associated with our aforementioned NAC of approximately $2,334, costs associated with the Form 13D that was filed, in fiscal 2002, by a group led by our current Chairman, Kirk W. Foley, with the Securities and Exchange Commission of $435, and reduced outside consulting expenses of $235. These decreases were partially offset by increased costs of $1,223 associated with the training, development, and retention of our Americas and International networks as well as expenses approximating $871 associated with certain growth initiatives in the Americas division.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE- On October 1, 2002, we adopted SFAS No.
142. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. During the second quarter of fiscal 2003, we completed our initial impairment test as of October 1, 2002, and recorded a non-cash charge of $5,451 to fully eliminate the carrying value of our goodwill (See Note 1 to the Consolidated Financial Statements). There was no tax effect related to this item, as this charge was a permanent difference for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES- Cash flows from operating activities provided net cash of $902 for the year ended September 30, 2004, principally due to non-cash expenses of $3,986, cash inflows resulting from decreases in inventories and prepaid expenses of $300 and $201, respectively, as well as increases in distributor development liabilities, and accrued expenses and other liabilities of $200 and $508, respectively. Offsetting cash inflows were net losses of $3,492 and increases in receivables of $875.

Non-cash expenses consisted of $3,163 relating to the accounting associated with our distributor development program, $653 in depreciation and amortization, and $170 associated with the loss on disposal of our Central Vac product and the abandonment of a potential new product, both which were impaired in the third quarter of fiscal 2004. A general trend to improve our working capital balances, through improved procurement and production policies, is largely responsible for the decrease in inventories, while amortization of prepaid risk insurance was the contributing factor to the decrease in prepaid expenses. The $200 increase in our distributor development liability is associated with the amount to be paid in fiscal 2005 to our second Edge Program achiever. Accrued expenses and other liabilities increased largely as a result of a $500 accrual recorded in the third quarter of fiscal 2004 to provide for reasonably estimated and probable obligations associated with current litigation issues.

The increase in the receivables balance is largely attributable to sales volume increases related to several international customers all of whom receive credit terms to assist with the time delay in shipping products overseas. Additional increases are associated with our newly formed subsidiary AdvantEdge Credit Management Services Inc. ("ACMS"). ACMS, formed in the third quarter of fiscal 2004, is a brokerage service provider for sourcing consumer credit and assists its clients, our Americas distribution network, in securing third party financing for end consumers who purchase products manufactured by HMI. The ACMS receivable balance of $298 at September 30, 2004 represents monies owed to them from third party financing companies.

INVESTING ACTIVITIES- Capital expenditures of $96 represent the entire net cash used in investing activities for the year ended September 30, 2004, which relates to engineering testing equipment, computer hardware, and tooling associated with our current product line.

FINANCING ACTIVITIES- Net cash used in financing activities for the year ended September 30, 2004 was $443, which included $421 for net repayments under our credit facility and $22 for payment of other long-term debt.

Our $3,000 credit facility agreement includes various covenants that limit our ability to incur additional indebtedness, restricts paying dividends and limits capital expenditures, and requires we maintain a minimum net worth. As of September 30, 2003, we were not in compliance with our interest coverage ratio, and net worth covenants; however, we obtained a waiver on these covenants which was effective until February 20, 2004. We were required to maintain an interest coverage ratio of greater than or equal to 5.0 to 1.0 interest to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a net worth of at least $7,400, calculated quarterly and increasing by 50% of net income annually.

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

On October 15, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The bank agreed to extend the maturity date of the loan until December 31, 2004. The amended agreement carries an interest rate of prime plus one percent and covenants similar to the previous amended loan agreement, with the exception of the tangible net worth covenant which was eliminated through the maturity date of the loan. On December 16, 2004, we received a letter from our current lender which outlined their commitment to amend the maturity date of our credit facility until March 31, 2005. Additionally, we agreed to reduce the facility availability from $3,000 to the original $2,000 credit limit. The purpose of the additional $1,000 availability, to assist with the build-up of inventory associated with new product launches, has been fulfilled and consequently the borrowing capacity is no longer necessary.

We are actively seeking; through the use of both internal personnel and an outside broker, finance sources to replace the credit facility prior to its expiration. Although no long-term debt arrangement is in place as of the date of this filing, our current lender has been agreeable to extending our current facility on a quarter-to-quarter basis until such time, in the near future, as we have a new lender in place.

As of November 30, 2004, there was $847 borrowed on the $3,000 credit facility.

Management's other plans to alleviate substantial concern about the Company's ability to continue as a going concern include, but are not limited to, the following:

      - We have generated net cash from operations of $902, $954, and $1,356 for the three years ended September 30, 2004, 2003, and 2002. Overall, since February 2004, we have reduced expenses, both in the manufacturing environment and in administrative arenas, by approximately $2 million on an annualized basis. It is our intention to continue to concentrate on expense reduction with a significant concentration on product sourcing and material costs through fiscal 2005. We currently anticipate that our operating activities will continue to provide net cash from operations through fiscal 2005.

      - We have approximately $1,370 invested in 90-day treasury bills. This investment, although segregated for our Edge Program, can be utilized for working capital needs. If we cannot replace the credit facility prior to March 31, 2005, we currently anticipate that we will have sufficient liquidity to repay the credit facility and cover all our cash needs through September, 2005 without use of the treasury bill investment, and, if we were to use the treasury bill investment, we believe we will have sufficient liquidity to cover our cash needs through December 2005.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS- We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no material off-balance sheet arrangements. Set forth below, in tabular form, is information as of September 30, 2004, for the periods indicated concerning our obligations and commitments to make future payments under long-term obligations:

                                                                    Fiscal       Fiscal       Beyond
                                                      Fiscal        2006-        2008-        Fiscal
   Contractual Obligations               Total         2005          2007         2009         2009
------------------------------         ---------    ----------    ----------    --------    ----------
Line of credit                         $     962    $      962    $        -    $      -    $        -
Long-term debt                                11            11             -           -             -
Operating leases                           4,514           524           811         798         2,381
Earned distributor development
  program awards                           1,400           400           800         200             -
                                       ---------    ----------    ----------    --------    ----------
  Total                                $   6,887    $    1,897    $    1,611    $    998    $    2,381
                                       =========    ==========    ==========    ========    ==========

Our line of credit is our credit facility as described above. Long-term debt of $11 consists entirely of capital leases for certain plant equipment which we expect will be fully paid by March 2005. Rent associated with our manufacturing and corporate office buildings as well as monthly obligations for various office equipment, primarily a phone system and copiers, largely comprise our operating leases. These leases expire on various dates through 2014.

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

We account for the potential one million dollar award for the Edge Success Program ("Program") pursuant to EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Program was designed to aid the Master Distributors in their retirement/succession plan, and promote growth and retention within the new Distributor network. Prior to the adoption of EITF 01-9 in fiscal 2001, we utilized the services of an independent actuary who developed a model based on our historical sales and other factors that identified the probability of distributors reaching the goal (in aggregate) thereby triggering our cash payment obligation. We recognized expense and recorded a liability based on that model. However, as HMI is selling to distributors, any monetary amounts that are paid to the distributors, pursuant to a program that is geared to volume of sales falls within EITF 01-9.

EITF 01-9 states that any such amounts accrued must be reflected in the income statement as a reduction of sales rather than selling expense. It also sets out the standard that a liability should be recognized based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. Breakage (the amount of distributors who will not reach the goal) should be estimated only if it can be reasonably estimated. EITF 01-9 indicates that the ability to make a reasonable estimate depends on many factors. Certain factors (such as a relatively long period in which a particular rebate or refund may be claimed, as is in the case of our Program) may indicate that breakage cannot be reasonably estimated. Related guidance states that if recurring variances between the actual and estimated amount of refunds are immaterial to either revenue or net income in quarterly or annual financial statements then the item is considered reasonably estimable. Over fifteen quarters ended September 30, 2004 to which EITF 01-9 applies, our average actuarial gain (loss) may or may not be deemed material; however, on an individual quarter-by-quarter basis the significant volatility of the actuarial gains/loss to pre-tax income was deemed material to our financial results. Therefore we concluded breakage from that perspective may not be reasonably estimated and we could not use our actuarial method to estimate the liability.

This results in our recording a liability related to every qualifying sale and only derecognizing such liability (i.e. the accrual is eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. The application of EITF 01-9 requires a $16,321 accrual at September 30, 2004, to reflect the future obligation associated with the Program since the effective adoption of EITF 01-9. This amount was determined by multiplying the percentage of attainment of the 30,000 unit goal for every eligible distributor by the present value of five payments of $200,000, discounted at a risk adjusted interest rate.

We have been operating with a distributor network for over seventy years and we implemented the Program in 1997. During those periods we have closely monitored the distributor network and the turnover rate in the network. Based on that accumulated knowledge, we believe that application of EITF 01-9, which requires accruing on each sale as if every distributor involved with the sale was going to earn the $1 million award, results in the recognition of an obligation we believe will be significantly in excess of the payouts from the Program for the foreseeable future. This is due to the assumption inherent in the maximum accrual calculation that every distributor involved with a sale will qualify to earn the award. Our history shows this not to be the case. During the twelve quarters ended September 30, 2004, our turnover rate was, on average, more than 50%. For example, the participants in the Program from the Americas network who left the Program during the twelve months ended September 30, 2004 represented an accrual of over $2,800 and that period was not a period of extraordinary turnover. Because we measure the accrual quarterly, departures may cause quarterly results to vary greatly. In addition, the criteria for derecognizing the accrual for any distributor requires that the distributor has lost eligibility to participate in the Program.

We have been funding the actuarially determined present value of total award payouts calculated on an aggregate basis under this program since September 2000 and such fund had a balance of $1,293 as of September 30, 2004. It is our current intention to continue to fund the projected stream of cash payouts subject to our cash flow model based on our aggregate actuarial model, which will continue to be updated annually by our independent actuaries based on our experience. These funds are maintained in a short term investment account and recorded as cash and cash equivalents in our Consolidated Balance Sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Variable rate borrowings will lead to additional interest expense if interest rates increase. As of September 30, 2004, we had $962 outstanding under our credit facility bearing interest at prime rate (4.75%). If interest rates were to increase 50 basis points (0.5%) from the September 30, 2004, rates and assuming no changes in outstanding debt levels from the September 30, 2004, levels, we would realize an increase in our annual interest expense of approximately $5.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

We have undertaken and are in the process of hiring an employee in the Finance department with a prime responsibility being the ongoing research and analysis of all new accounting pronouncements and their implications to our Company. The analysis of the new pronouncements will be reviewed with the Chief Financial Officer, Corporate Controller and outside accountants to access their applicability to the financial statements and disclosure requirements necessary to meet the requirements of the SEC and generally accepted accounting principles.

Other then noted above, no significant changes were made to our internal controls or other factors during the last fiscal quarter that could significantly affect the evaluation of these controls as referenced in the above section "Evaluation of Disclosure Controls and Procedures."

ITEM 9B. OTHER

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the "2005 Proxy Statement") under the headings "Election of Directors." Information regarding executive officers is set forth in Item 1 of
Part I of this Report under the caption "Executive Officers." The information regarding our code of ethics is available on our website at www.filterqueen.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading "Fees Paid to Grant Thornton LLP and PricewaterhouseCoopers LLP."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. FINANCIAL STATEMENTS AND RELATED SCHEDULES:

                                                                                 Page
                                                                                Number
                                                                                ------
Report of Independent Registered Public Accounting Firm on the
 September 30, 2004 financial statements                                          31

Report of Independent  Registered  Public Accounting Firm on the
 September 30, 2003 and 2002 financial statements                                 32

Consolidated Balance Sheets as of September 30, 2004, and 2003                    33

Consolidated Statements of Operations for the years ended
 September 30, 2004, 2003, and 2002                                               34

Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 2004, 2003, and 2002                                               35

Consolidated Statements of Cash Flows for the years ended
 September 30, 2004, 2003, and 2002                                               36

Notes to Consolidated Financial Statements                                        37

Schedule II - Valuation and Qualifying Accounts and Reserves                      57

      Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements, the notes thereto, or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      2. EXHIBIT LIST:

Exhibit
 Number                                            Description
-------       --------------------------------------------------------------------------------------
 3.1          Certificate of Incorporation~
                Incorporated by reference from Annual Report on form 10-K for the year ended
                September 30, 1995

 3.2          Bylaws~
                Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003

              Voting Trust Agreement~
 9.0            Stockholders Voting Agreement, incorporated by reference from Form 13-D filed on
                October 19, 2001, and Form 13-D/A3 filed on October 11, 2004.

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

 10.07        Material Contracts~
                13-D Settlement Agreement incorporated by reference from Form 8-K filed on
                February 19, 2002

 10.08        Material Contracts~
                Change of Control Agreement - Weeter, incorporated by reference from Form 10-K for the year ended September 30, 2003.

 10.09        Material Contracts~
                Change of Control Agreement - Duggan, incorporated by reference from Form 10-K for the year ended September 30, 2002

 10.10        Material Contracts~
                Change of Control Agreements - McGraw, incorporated by reference from Form 10-K/A3 for the year ended September 30, 1997

 10.11        Material Contracts~
                Incentive Stock Option Agreement - Pryor, incorporated by reference from Form 10-K for the year ended September 30, 2001

 10.12        Material Contracts~
                Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September 30, 2001

 10.13        Material Contracts~
                Incentive Stock Option Agreements, incorporated by reference from Form 10-K for the year ended September 30, 2000

 11           Statement re: Computation of per share earnings~
                See Note 1 on Page 45 of the Financial Statements

 14           Code of Ethics~
                Code of Ethics and related amendment available on the Company's website at
                www.filterqueen.com.

 21           Subsidiaries of Registrant~
                Note 1 on Page 57 of this report

 23.1         Consent of Independent Accountants (Grant Thornton LLP)~
                Attached

 23.2         Consent of Independent Accountants (PricewaterhouseCoopers LLP)~
                Attached

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

(B) REPORTS ON FORM 8-K.

      We filed a report with the SEC on Form 8-K dated November 19, 2004, announcing that John Pryor, President of the Company, resigned effective November 22, 2004. Mr. Pryor will remain a member of the Company's Board of Directors.

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

                                      HMI INDUSTRIES INC.
                                      (Registrant)
                                      by /s/ Julie A. McGraw
                                        -----------------------------------
                                        Julie A. McGraw
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        December 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirk W. Foley                             /s/ John A. Pryor                           /s/ Robert Breadner
------------------------------------------    ----------------------------------------    ---------------------------------------
Kirk W. Foley                                 John A. Pryor                               Robert Breadner
Chairman of the Board and Director            Director                                    Director
December 17, 2004                             December 17, 2004                           December 17, 2004

/s/ Wesley E. Foley                           /s/ Murray Walker                           /s/ Ivan J. Winfield
------------------------------------------    ----------------------------------------    ---------------------------------------
Wesley E. Foley                               Murray Walker                               Ivan J. Winfield
Director                                      Director                                    Director
December 17, 2004                             December 17, 2004                           December 17, 2004

/s/ Earl J. Watson
------------------------------------------
Earl J. Watson
Corporate Controller
December 17, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of HMI Industries Inc.

We have audited the accompanying consolidated balance sheet of HMI Industries Inc. (a Delaware corporation) and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMI Industries Inc. and its subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred aggregate net losses of $17,564,000 during its most recent three fiscal years and, as of September 30, 2004 the Company's total liabilities exceeded its total assets by $12,247,000. In addition, the Company's credit agreement expires on December 31, 2004. These factors, among others, as discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
Cleveland, Ohio
December 16, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of HMI Industries, Inc. and its subsidiaries at September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to comply with the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2002.

As discussed in Note 5, the Company's credit facility agreement expires on December 31, 2004.

The consolidated financial statements reflect the restatement described in Note 2 to the September 30, 2003 consolidated financial statements (which Note is not separately presented herein).

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 13, 2004 (except for the restatement described above and Note 5, as to which the date is October 20, 2004)

HMI INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,   September 30,
Dollars and shares in thousands, except par values                                2004             2003
---------------------------------------------------------------------------   -------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $       1,311   $         948
  Trade accounts receivable (net of allowance of $132 and $194)                       2,767           1,892
  Inventories:
    Finished goods                                                                    2,458           2,555
    Work-in-progress, raw material and supplies                                       1,950           2,153
  Prepaid expenses                                                                      196             397
  Other current assets                                                                  134             152
                                                                              -------------   -------------
      Total current assets                                                            8,816           8,097
                                                                              -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    1,526           2,178
                                                                              -------------   -------------

OTHER ASSETS:
  Trademarks (net of accumulated amortization of $239 and $202)                         149             272
  Other                                                                                   -             121
                                                                              -------------   -------------
      Total other assets                                                                149             393
                                                                              -------------   -------------
      Total assets                                                            $      10,491   $      10,668
                                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                              $         962   $       1,383
  Trade accounts payable                                                              2,036           2,143
  Income taxes payable                                                                  501             506
  Accrued expenses and other liabilities                                              2,907           2,399
  Distributor Development Liability due within one year                                 400             200
  Long-term debt due within one year                                                     11              22
                                                                              -------------   -------------
     Total current liabilities                                                        6,817           6,653
                                                                              -------------   -------------

LONG-TERM LIABILITIES:
  Long-term debt (less amounts due within one year)                                       -              11
  Distributor Development Liability (less amounts due within one year)               15,921          12,758
                                                                              -------------   -------------
      Total long-term liabilities                                                    15,921          12,769
                                                                              -------------   -------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $5 par value; authorized, 300 shares; issued, none                     -               -
  Common stock, $1 par value; authorized, 10,000 shares;
    issued and outstanding, 6,746 shares                                              6,746           6,746
  Capital in excess of par value                                                      8,230           8,231
  Accumulated deficit                                                               (27,223)        (23,731)
                                                                              -------------   -------------
      Total stockholders' deficit                                                   (12,247)         (8,754)
                                                                              -------------   -------------
      Total liabilities and stockholders' deficit                             $      10,491   $      10,668
                                                                              =============   =============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
Dollars and shares in thousands, except per share data                            2004           2003           2002
---------------------------------------------------------------------------   ------------   ------------   ------------
REVENUES:
  Product sales, less returns and allowances                                        35,591         34,539         37,113
  Distributor development program                                                   (3,687)        (4,369)        (2,589)
                                                                              ------------   ------------   ------------
Net product sales                                                                   31,904         30,170         34,524
   Other revenues                                                                       86              -              -
                                                                              ------------   ------------   ------------
Total revenues                                                                $     31,990   $     30,170   $     34,524
                                                                              ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                             21,479         21,025         21,298
  Selling, general and administrative expenses                                      13,985         13,404         14,591
  Loss on impairment of asset                                                            -          1,711              -
  Loss on liquidation of subsidiary                                                      -            905              -
  Interest expense                                                                      77             53             86
  Other (income) expense, net                                                          (66)          (158)           344
                                                                              ------------   ------------   ------------
    Total operating costs and expenses                                              35,475         36,940         36,319
                                                                              ------------   ------------   ------------
Loss before income taxes and cumulative effect of accounting change                 (3,485)        (6,770)        (1,795)
Provision for income taxes                                                               7             18             38
                                                                              ------------   ------------   ------------
Loss before cumulative effect of accounting change                                  (3,492)        (6,788)        (1,833)
Cumulative effect of accounting change                                                   -          5,451              -
                                                                              ------------   ------------   ------------
NET LOSS                                                                      $     (3,492)  $    (12,239)  $     (1,833)
                                                                              ============   ============   ============

Weighted average number of shares outstanding:
  Basic                                                                              6,746          6,744          6,719
  Diluted                                                                            6,746          6,744          6,719
                                                                              ============   ============   ============

BASIC AND DILUTED PER SHARE OF COMMON STOCK (NOTE 1):
  Loss before cumulative effect of accounting change                          $      (0.52)  $      (1.01)  $      (0.27)
  Cumulative effect of accounting change                                      $          -   $      (0.81)  $          -
                                                                              ------------   ------------   ------------
  NET LOSS                                                                    $      (0.52)  $      (1.82)  $      (0.27)
                                                                              ============   ============   ============

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                          Capital
                                            in                                      Accumulated                           Total
                                          Excess                                       Other                Treasury  Stockholders'
                                 Common   of Par      Unearned       Accumulated   Comprehensive  Treasury   Stock       Equity
    Dollars in thousands         Stock     Value     Compensation      Deficit          Loss       Shares    Amount     (Deficit)
-----------------------------    ------   -------    ------------    -----------   -------------  --------  --------  -------------
Balance at September 30, 2001    $6,708   $ 8,279    ($         8)   ($    9,659)   ($     900)          -  $      -     $  4,420

  Comprehensive income:
    Net loss, restated                                                    (1,833)                                          (1,833)
    Translation adjustment                                                                  (5)                                (5)
                                                                                                                        ---------
  Total comprehensive income                                                                                               (1,838)
  Issuance of common stock           38                                                                                        38
  Unearned compensation                                         5                                                               5
  Employee benefit stock                      (48)                                                                            (48)
                                 ------   -------    ------------    -----------    ----------    --------  --------    ---------
Balance at September 30, 2002     6,746     8,231              (3)       (11,492)         (905)          -         -        2,577

  Comprehensive income:
    Net loss, restated                                                   (12,239)                                         (12,239)
    Translation adjustment                                                                                                      -
                                                                                                                        ---------
  Total comprehensive income                                                                                              (12,239)
  Cumulative translation
    adjustment associated with
    liquidation of foreign                                                                 905                                905
    subsidiary
  Unearned compensation                                         3                                                               3
                                 ------   -------    ------------    -----------    ----------    --------  --------    ---------
Balance at September 30, 2003     6,746     8,231               -        (23,731)            -           -         -       (8,754)
  NET LOSS                                                                (3,492)                                          (3,492)
  OTHER ADJUSTMENT                             (1)                                                                             (1)
                                 ------   -------    ------------    -----------    ----------    --------  --------    ---------
BALANCE AT SEPTEMBER 30, 2004    $6,746   $ 8,230     $         -    ($   27,223)    $       -           -  $      -    ($ 12,247)
                                 ======   =======    ============    ===========    ==========    ========  ========    =========

See notes to consolidated financial statements.

HMI INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
Dollars in thousands                                                              2004           2003          2002
---------------------------------------------------------------------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $     (3,492)  $    (12,239)  $     (1,833)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Cumulative effect of accounting change                                           -          5,451              -
        Loss on impairment of asset                                                      -          1,711              -
        Loss on liquidation of foreign subsidiary                                        -            905              -
        Distributor development program                                              3,163          3,969          2,589
        Depreciation and amortization                                                  653            744            928
        Provision for loss on sale/disposal of assets                                  170              -             17
        Provision for loss on receivables                                                -              -             59
        Treasury/common shares issued, net of unearned compensation
          and employee benefit stock                                                     -              -             (5)
        Unearned compensation                                                            -              3              -
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                                (875)           115            100
    Decrease (increase) in inventories                                                 300           (518)          (441)
    Decrease (increase) in prepaid expenses                                            201           (105)          (108)
    Decrease (increase) in other current assets                                         18            (98)           309
    (Decrease) increase in accounts payable                                           (107)           186           (343)
    Increase in accrued expenses and other liabilities                                 508            536            188
    Increase in distributor development liability                                      200            200              -
    Decrease in income taxes payable                                                    (5)           (11)           (18)
    Other, net                                                                         168            105            (86)
                                                                              ------------   ------------   ------------
            Net cash provided by operating activities                                  902            954          1,356
                                                                              ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (96)          (176)          (866)
                                                                              ------------   ------------   ------------
            Net cash used in investing activities                                      (96)          (176)          (866)
                                                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowing under credit facility                                    (421)            (9)           201
  Payment of long term debt                                                            (22)          (302)          (615)
                                                                              ------------   ------------   ------------
            Net cash used in financing activities                                     (443)          (311)          (414)
                                                                              ------------   ------------   ------------

Net increase in cash and cash equivalents                                              363            467             76
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         948            481            405
                                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      1,311   $        948   $        481
                                                                              ============   ============   ============

See notes to consolidated financial statements.

HMI Industries Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

BASIS OF CONSOLIDATION

The consolidated financial statements include all controlled subsidiaries. Operations include the accounts of HMI Industries Inc. and the following wholly-owned subsidiaries: AdvantEdge Credit Management Services Inc., Health-Mor International Inc., HMI Incorporated, Health-Mor Acceptance Corporation, and HMI Acceptance Corporation. All significant intercompany accounts and transactions have been eliminated.

Our principal products include a high filtration portable surface cleaner that is marketed as a healthier alternative to the typical vacuum cleaner and a portable room air cleaner that helps to remove particles, gases, and odors from the air. The two products are sold together as a complete Filter Queen Indoor Air Quality System(TM).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, line of credit, and short and long-term debt in which the fair value of these financial instruments approximates the carrying value.

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

ADVERTISING COSTS

We expense the production costs of advertising the first time the advertising takes place. Advertising expense was $50, $151, and $1,808, in fiscal 2004, 2003, and 2002, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method, which provides a better matching of current costs and revenues. The following presents the effect on inventories and income before taxes had we used the first-in, first-out (FIFO) method of inventory valuation.

                                                                        2004          2003
                                                                     ----------    ----------
Percentage of total inventories on LIFO                                     100%          100%
Inventory amount had FIFO method been utilized to value inventory    $    4,798    $    5,103
Decrease in net loss before taxes, due to LIFO reserve               $       (6)   $      (14)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" we ceased amortizing goodwill in the period beginning October 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from ten to seventeen years. Goodwill amortization for the year ended September 30, 2002 was $245.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

During the first quarter of fiscal 2003 we completed the first step of the two-step implementation process by obtaining a valuation of HMI for comparison to the carrying value and began the process of measuring the amount of the impairment (step two). Management does not believe that the market value of common stock fairly reflects the value of HMI, because of, among other things, the absence of liquidity, and the absence of analyst coverage. Accordingly, the valuation experts employed by us utilized the market value of the common stock as of October 1, 2002, but also weighted the valuation for comparable values of peer companies, recent sales of similar types of companies, and a discounted cash flow methodology. Based on the assumptions used in any of the three valuations referred to above and depending on the weighting used for each valuation, results of the valuation could be significantly changed. However, for accounting purposes we believed that the weighting methodology used was reasonable and resulted in an accurate and fair value of HMI.

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

A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of goodwill and the cumulative effect of a change in accounting principle for the years ended September 30, 2003, and 2002, respectively, had the provisions of SFAS No. 142 been applied on October 1, 2001, is as follows:

                                                             2003         2002
                                                          ----------   ----------
Loss before cumulative effect of accounting change        $   (6,788)  $   (1,833)
Cumulative effect of accounting change                         5,451            -
                                                          ----------   ----------
Net loss                                                     (12,239)      (1,833)
Goodwill amortization add back, net of tax                         -          245
                                                          ----------   ----------
Adjusted net loss                                         $  (12,239)  $   (1,588)
                                                          ==========   ==========

Weighted average number of shares outstanding:
  Basic and diluted                                            6,744        6,719
                                                          ==========   ==========
Basic and diluted per share of common stock:
  Loss before cumulative effect of accounting change      $    (1.01)  $    (0.27)
  Cumulative effect of accounting change                  $    (0.81)           -
  Goodwill amortization add back, net of tax                       -   $     0.04
                                                          ==========   ==========
  Adjusted net loss                                       $    (1.82)  $    (0.23)
                                                          ==========   ==========

Total amortization expense for trademarks and patents was $39, $49, and $41 for the years ended September 30, 2004, 2003, and 2002, respectively. Amortization expense for trademarks and patents is estimated for the next five fiscal years ending September 30, 2005, through 2009, as $17, $16, $14, $12, and $11, respectively.

VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" we assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

During the fourth quarter of fiscal 2003 we performed an analysis on the potential impairment on certain tooling assets, and related patents and trademarks, approximating $1,711 which related to a potential new product. Based upon our analysis, we concluded that the tooling assets were fully impaired as of September 30, 2003; this conclusion was based upon the held and used model which includes significant assumptions regarding future cash flows and utilizes a model of weighted probability cash flow projections over the estimated life of the product. Scrap value for these assets was determined to be nominal; accordingly a $1,711 impairment of these assets was recorded as of September 30, 2003, to write the assets down to their net realizable value. This product will not have any additional resources devoted to its refinement and completion, nor will the product be marketed or sold as an ongoing part of our product portfolio. As a result the impairment is not expected to have an impact on future revenue or net income.

ACCRUED DISTRIBUTOR DEVELOPMENT LIABILITIES

We account for the potential one million dollar award for the Edge Success Program "Edge or Program" pursuant to Emerging Issues Task Force Consensus ("EITF") 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)"; accordingly we reflect the accrual for this award as a reduction of revenues. We have determined that for purposes of EITF 01-9 it is not possible to reasonably estimate breakage (the amount of distributors who will not reach the goal) and therefore accrue such awards assuming a maximum accrual rate whereby we assume each eligible distributor will eventually earn the award. In other words, for each qualifying sale, we have recorded a liability by reducing revenue. Such a liability will only be derecognized (i.e. the accrual eliminated) when (i) the award is paid out or (ii) when a distributor is no longer eligible for the award. For the years ended September 30, 2004, 2003 and 2002, the accounting for this Program decreased sales by $3,687, $4,369 and $2,589, respectively. On our Consolidated Balance Sheets as of September 30, 2004, and 2003 we had accrued $16,321, and $12,958, respectively, relative to this Program.

FOREIGN CURRENCY TRANSLATION

Prior to the liquidation, in the second quarter of fiscal 2003, of our remaining foreign subsidiaries, all consolidated foreign operations used the local currency of the country of operation as the functional currency and translated the local currency asset and liability accounts at year-end exchange rates while income and expense accounts were translated at weighted average exchange rates. The resulting translation adjustments were accumulated as a separate component of Stockholders' Equity titled "Accumulated Other Comprehensive Loss." Such adjustments affected net income only upon sale or liquidation of the underlying foreign investments.

Exchange gains and losses from transactions in a currency other than the local currency of the entity involved are included in income as they occur. All of our product sales to our customer base are conducted in U.S. dollars and therefore net transaction and translation adjustments are not significant.

During the second quarter of fiscal 2003 we recorded a write-off of $905 for cumulative translation adjustments associated, primarily, with the liquidation of our Canadian subsidiary. The loss on disposal solely related to cumulative foreign currency translation adjustment as a result of the Canadian subsidiary ceasing to function as an operating entity in a prior fiscal year and in part the result of the goodwill impairment associated with the adoption of SFAS No. 142.

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

Moreover, at the time we completed step two of our SFAS No. 142 Goodwill implementation the only material remaining items in the financial records of the Canadian subsidiary related to Goodwill and Cumulative Translation Adjustments ("CTA"). As discussed above, the goodwill was deemed to be fully impaired and was written off as a cumulative change in accounting principal due to the adoption of SFAS No. 142. In conjunction with the goodwill write off we reviewed possible future options for our Canadian subsidiary, and we chose to liquidate the entity. Therefore we recorded a loss on disposal of $905 associated with cumulative translation adjustments for this subsidiary.

COMPREHENSIVE INCOME/LOSS

Prior to the liquidation in the second quarter of fiscal 2003 of our remaining foreign subsidiaries, comprehensive income/loss combined net income/loss and "other comprehensive items," which represented foreign currency translation adjustments, were reported as a separate component of Stockholders' Equity in the Consolidated Balance Sheets. We presented such information in our Statements of Stockholders' Equity on an annual basis and in a footnote in our quarterly reports. Subsequent to the liquidation of our Canadian subsidiary, we did not incur foreign currency translation adjustments.

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

We require the participating Canadian distributors to provide us with cash reserves, which are recorded as liabilities on our books, in order to provide a fund for the payments of any defaults by the participating Canadian distributors. We had $85 and $75 of cash reserves received from Canadian Distributors as of September 30, 2004 and 2003, respectively. These amounts were included in the accrued expenses and other liabilities line item of our Consolidated Balance Sheets. We expect to hold the funds for at least a period approximating the term of the finance contracts with the end consumers, which typically have a 36 month term.

Although it is not practical for us to estimate future cash payments on possible repurchases; the maximum potential of future payments that we could be required to make under the guarantee is the total contracts outstanding of $679 and $843 at September 30, 2004 and 2003, respectively. However, from the commencement of the contract in July 2002 we have repurchased only one contract for approximately $3 under this guarantee. Moreover, we are permitted pursuant to agreements with our Canadian distributors to be reimbursed from the cash reserves referred to above for the costs and expenses incurred in fulfilling our guarantee to the finance company.

In addition, we formed a wholly owned subsidiary, AdvantEdge Credit Management Services ("ACMS") during the third quarter of fiscal 2004 to provide brokerage services for the sourcing of consumer credit by assisting our U.S. based independent distributor network in securing third party financing of our products that they sell to end consumers. ACMS has guaranteed repayment to various finance companies for certain events of default by some of our U.S. distributors in a manner similar to our guarantee with the aforementioned Canadian Finance Company. The maximum potential of future payments that ACMS could be required to make under the guarantees is associated with the total contacts outstanding at three finance companies in an aggregate amount of $3,574 at September 30, 2004. We have not been required to repurchase any contracts pursuant to this guarantee.

      Warranty

We warrant our surface cleaner for a two-year period from the date of purchase and offer a lifetime service benefit for the replacement of the surface cleaner's motor at a price not to exceed $99 (Dollar's not in thousands). On occasion, we also support a five-year optional extended warranty on the portable surface cleaner offered by our U.S. Distributors to the end consumer as a sales promotion during an in home product demonstration. As an enticement to the end consumer to buy our product during that demonstration, the five year optional extended warranty is offered to them at no cost; accordingly no revenue for this optional warranty is recognized by HMI. Outside the U.S. we offer a two-year warranty for our high filtration portable surface cleaner. The portable room air cleaner is warranted for renewable one-year periods so long as the main air filter is replaced annually. A five-year warranty is offered for our built-in vacuum system.

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

Changes in our warranty liability for the years ended September 30, 2004, 2003, and 2002, were as follows:

                                         2004       2003       2002
                                       --------   --------   --------
Balance at beginning of period         $    193   $    190   $    299
  Charges to expense                        254        245         60
  Usage                                    (250)      (242)      (169)
                                       --------   --------   --------
Balance at end of period               $    197   $    193   $    190
                                       ========   ========   ========

SHIPPING AND HANDLING COSTS

Costs incurred for shipping and handling are included in the cost of products sold when incurred. Amounts billed to customers for shipping and handling are reported as net product sales.

SEGMENT REPORTING

We conduct our business as a single reportable segment.

CONCENTRATIONS

We are subject to risks specific to the individual customers with whom we do business. In fiscal 2004 and 2003 no individual customer accounted for more than 10% of our product sales. In fiscal 2002 one international customer in Japan accounted for 11.9% of our product sales.

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

Sales to international customers represent 41.1%, 35.8%, and 43.1% of net product sales for the years ended September 30, 2004, 2003, and 2002 respectively.

REVENUE RECOGNITION

Our revenue recognition policy is to recognize revenues when products are shipped, or for certain customers when the products are received by the customer's shipping agent, at which time title transfers to the customer. Our sales are based on standard pricing and our product is shipped with FOB shipping point terms (ExWorks for all but one international customer) at which time all of the risks and rewards of ownership pass to the customer including the risk of collection from the end consumer; accordingly, revenue is recognized at the time of shipment. Additionally we are not required to repurchase the product nor do we have bill and hold arrangements with any of our customers.

In the U.S. and Canada terms are generally prepaid or C.O.D. In some limited cases shipments bear net 30 day terms; however, in no instances is payment ever dependent on the distributors' sale of product to our end consumer. Therefore the guarantee to the Canadian finance company for certain events of default by some of our Canadian distributors does not impact the recognition of revenue for sales made to these distributors. When the financing company finances an end consumer purchase (and pays the distributor), we guarantee that the contract was not fraudulently prepared or entered into only. See "Guarantees" above for further information.

On occasion, our customers (distributors) in the United States and Canada offer a five year extended warranty to the end consumers of our surface cleaner product as a promotion to purchase the product during that demonstration. The five year optional extended warranty is offered to them at no cost; accordingly no revenue is recognized.

Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

In February 2002, the Emerging Issues Task Force codified and issued EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)." The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor's income statement. Breakage occurs when a distributor is no longer eligible for the award; the associated accrued liability is derecognized at that time and the resultant termination gain is netted in the contra sales Distributor Development Program line item of our Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in research and development are expensed as incurred and included in SG&A expenses. In fiscal years 2004, 2003, and 2002, we invested $53, $75, and $273, respectively, in new product development.

INCOME TAXES

We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No.109, the tax consequences in the future years for differences between the financial and tax bases of assets and liabilities at year-end are reflected as deferred income taxes.

Carrying value of our domestic net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest was $68, $53, and $86 for the years ended September 30, 2004, 2003, and 2002, respectively. Cash paid for income taxes was $15, $29, and $56 for the years ended September 30, 2004, 2003, and 2002, respectively.

The following transaction has been treated as a non-cash financing item for purposes of the Consolidated Statements of Cash Flows. During the third and fourth quarters of fiscal 2002 we recorded $290 in debt in exchange for assets. These vendor-financed assets consisted primarily of tools, molds, and equipment associated with new product development.

EARNINGS PER SHARE

Earnings per share have been computed according to SFAS No. 128, "Earnings Per Share." The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) for the years ended September 30,

                                     2004                      2003                      2002
                            -----------------------   -----------------------   -----------------------
                                            Per                       Per                       Per
                                           Share                     Share                     Share
                              Shares       Amount       Shares       Amount       Shares       Amount
                            ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS                        6,746   $    (0.52)       6,744   $    (1.82)  $    6,719   $    (0.27)
  Effect of dilutive
    stock options                    -            -            -            -            -            -
                            ----------   ----------   ----------   ----------   ----------   ----------
Diluted EPS                      6,746   $    (0.52)       6,744   $    (1.82)  $    6,719   $    (0.27)
                            ==========   ==========   ==========   ==========   ==========   ==========

Options outstanding during the years ended September 30, 2004, 2003 and 2002, to purchase approximately 917, 1,159, and 1,147 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. The exercise prices of the options outstanding at September 30, 2004, range from $1.00 to $7.50 per share and expire between January 4, 2005, and March 29, 2009.

LONG-TERM COMPENSATION PLAN

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock plans as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the stock granted in 2004, 2003, and 2002 been determined consistent with SFAS No. 123, pro forma net loss and loss per common share would have been as follows (dollars in thousands, except per share data):

                                                                              2004         2003         2002
                                                                           ----------   ----------   ----------
Net loss, as reported                                                      $   (3,492)  $  (12,239)  $   (1,833)

Add:  Stock-based employee compensation expense included in reported
 net income                                                                         -            2            3
Deduct: Total stock-based employee compensation expense determined
 under fair value based method for all awards                                     139           93          150
                                                                           ----------   ----------   ----------
PRO FORMA NET LOSS                                                         $   (3,631)  $  (12,330)  $   (1,980)
                                                                           ==========   ==========   ==========

BASIC AND DILUTED PER SHARE OF COMMON STOCK:
As reported                                                                $    (0.52)  $    (1.82)  $    (0.27)
Proforma                                                                   $    (0.54)  $    (1.83)  $    (0.29)

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended September 30, 2004, we incurred a net loss of $3,492, had deficit equity of $12,247 at September 30, 2004, and as of the date of the audit opinion did not have an executed long-term financing agreement. As a result of these factors, our accounting firm has issued an audit report with a modification expressing substantial doubt about our ability to continue as a going concern. The financial statements and financial information do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We are actively seeking through of the use of both internal personnel and an outside broker, finance sources to replace the credit facility prior to its expiration on March 31, 2005. Although no long-term debt arrangement is in place as of the date of this filing, our current lender has been agreeable to extending our current facility on a quarter-to-quarter basis until such time, in the near future, as we have a new lender in place.

As of November 30, 2004, there was $847 borrowed on the $3,000 credit facility.

Management's other plans to alleviate substantial concern about the Company's ability to continue as a going concern include, but are not limited to, the following:

      - We have generated net cash from operations of $902, $954, and $1,356 for the three years ended September 30, 2004, 2003, and 2002. Overall since February 2004, we have reduced expenses, both in the manufacturing environment and in administrative arenas, by approximately $2 million on an annualized basis. It is our intention to continue to concentrate on expense reduction with a significant concentration on product sourcing and material costs through fiscal 2005. We currently anticipate that our operating activities will continue to provide net cash from operations through fiscal 2005.

      - We have approximately $1,370 invested in 90-day treasury bills. This investment, although segregated for our Edge Program, can be utilized for working capital needs. If we cannot replace the credit facility prior to March 31, 2005, we currently anticipate that we will have sufficient liquidity to repay the credit facility and cover all our cash needs through September, 2005 without use of the treasury bill investment, and, if we were to use the treasury bill investment, we believe we will have sufficient liquidity to cover our cash needs through December, 2005.

3. PROPERTY, PLANT AND EQUIPMENT

                                              2004         2003
                                           ----------   ----------
Leasehold improvements                     $      288   $      288
Machinery and equipment                         7,314        7,747
                                           ----------   ----------
                                                7,602        8,035
Accumulated depreciation                        6,076        5,857
                                                        ----------

                                           ----------   ----------
Net property, plant and equipment          $    1,526   $    2,178
                                           ==========   ==========

Depreciation expense relating to operations for the years ended September 30, 2004, 2003, and 2002, was $625, $695, and $639, respectively.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                2004         2003
                             ----------   ----------
Distributor fund payable     $      902   $    1,020
Accrued compensation                637          544
Accrued litigation                  515           15
Other                               853          820
                             ----------   ----------
                             $    2,907   $    2,399
                             ==========   ==========

The distributor fund payable represents the accumulation of distributor price overrides ("DPO's") such as those that are paid by promoted distributors to promoting distributors. The promoted distributors represent individuals who are recruited as sales associates and subsequently promoted to become distributors themselves. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue, but rather are recorded as an accrual when the cash is received.

The decrease in the Distributor Fund Payable is a result of the decreased sales volume in the Americas and payments on behalf of our Americas distribution network associated with liabilities previously recorded in fiscal 2003.

5. DEBT AND CREDIT FACILITY

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

On October 15, 2004, an amendment of our $3,000 credit facility agreement was executed with our lender. The bank agreed to extend the maturity date of the loan until December 31, 2004. The amended agreement carries an interest rate of prime plus one percent and covenants similar to the previous amended loan agreement, with the exception of the tangible net worth covenant which was eliminated through the maturity date of the loan. On December 16, 2004, we received a letter from our current lender which outlined their commitment to amend the maturity date of our credit facility until March 31, 2005. Additionally, we agreed to reduce the facility availability from $3,000 to the original $2,000 credit limit. The purpose of the additional $1,000 availability, to assist with the build-up of inventory associated with new product launches, has been fulfilled and consequently the borrowing capacity is no longer necessary.

We are actively seeking; through of the use of both internal personnel and an outside broker, finance sources to replace the credit facility prior to its expiration. If we cannot replace the credit facility prior to March 31, 2005, we currently anticipate that we will have sufficient liquidity to repay the credit facility and cover all our cash needs through September, 2005.

As of November 30, 2004, there was $847 borrowed on the $3,000 credit facility.

Long-term debt consists of the following:

                                                             2004         2003
                                                          ----------   ----------
Bank line of credit - see above                           $      962   $    1,383

Capitalized lease obligations                                     11           33
 bearing interest at 2.62% to 12.00% due in
 monthly installments of $2 (including interest)
 through March 2005
                                                          ----------   ----------
                                                                 973        1,416
Less amounts due within one year                                 973        1,405
                                                          ----------   ----------
                                                          $        -   $       11
                                                          ==========   ==========

The principal amount of long-term debt payable in the five years ending September 30, 2005, through 2009, is $973, $-0-, $-0-, $-0-, and $-0-. The weighted average interest rate on short-term borrowings at September 30, 2004, and 2003, was 4.80% and 4.08%, respectively.

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

During fiscal 2004 the Board of Directors granted 250,000 stock options to Kirk
W. Foley, Chairman. These non-qualified options were not issued under the Plan. All 250,000 options vested immediately and expire in 2009. No compensation expense was recorded related to the stock options as the exercise price was higher than the fair market value at the grant date.

There were no shares issued and no non-vested shares forfeited pursuant to the Plan in fiscal 2004, 2003, and 2002. Unamortized deferred compensation amounted to $-0-, $-0-, and $3 at September 30, 2004, 2003, and 2002, respectively. Total compensation expense, in conjunction with the Plan was $-0-, $3, and $5 in fiscal 2004, 2003, and 2002, respectively.

The fair value for all options granted in 2004, 2003, and 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        2004             2003          2002
                                                      OPTIONS          OPTIONS       OPTIONS
                                                  ---------------    -----------     -------
Risk free interest rate                               2.0% to 2.7%       3.8%           4.5%
Expected life of option                           3 yrs. to 4 yrs.     4 yrs.         4 yrs.
Expected dividend yield of stock                              0.0%       0.0%           0.0%
Expected volatility of stock                      114.0% to 112.2%     108.8%         102.2%

A summary of our incentive stock option activity and related information for the years ended September 30, 2004, 2003, and 2002, is shown in the following table.

                                                  Shares subject         Weighted
                                                    to option         average option
                                                  (in thousands)     price per share
                                                  --------------     ---------------
September 30, 2001, Outstanding                            1,603     $          2.18
    Granted                                                   46                1.08
    Canceled                                                (537)               2.84
                                                  --------------
September 30, 2002, Outstanding                            1,112                1.81
    Granted                                                   24                1.00
    Canceled                                                 (12)               3.63
                                                  --------------
September 30, 2003, Outstanding                            1,124                1.77
                                                  --------------
    Granted                                                  280                1.00
    Canceled                                                (522)               1.24
                                                  --------------
September 30, 2004, Outstanding                              882     $          1.84
                                                  ==============

Options exercisable and shares available for future grant on September 30 (in thousands except per share data):

                                            2004       2003       2002
                                          --------   --------   --------
Options exercisable                            840        898        704
Weighted-average option price per share
  of options exercisable                  $   1.88   $   1.92   $   2.16
Weighted-average fair value of options
  granted during the year                 $   0.52   $   0.49   $   0.47

The ranges of exercise prices and the remaining contractual life of options as of September 30, 2004, were:

Range of exercise prices                                                $1-$1.25     $1.25-$8
Options outstanding:
  Outstanding as of September 30, 2004 (in thousands)                        622          260
  Weighted-average remaining contractual life                               2.80         1.80
  Weighted-average exercise price                                       $   1.06     $   3.69
Options exercisable:
  Outstanding as of September 30, 2004 (in thousands)                        580          260
  Weighted-average remaining contractual life                               2.75         1.80
  Weighted-average exercise price                                       $   1.07     $   3.69

7. INCOME TAXES

The provision for income taxes consists of the following:

                                2004         2003         2002
                             ----------   ----------   ----------
Current:
  Federal and state          $        7   $       18   $       38
  Foreign                             -            -            -
                             ----------   ----------   ----------
                                      7           18           38
Deferred expense                      -            -            -
                             ----------   ----------   ----------
                             $        7   $       18   $       38
                             ==========   ==========   ==========

A reconciliation of the provision for income taxes at the federal statutory rate to that included in the Consolidated Statements of Operation related to earnings from continuing operations is as follows:

                                                             2004         2003         2002
                                                          ----------   ----------   ----------
Tax at federal statutory rate of 34%                      $   (1,187)  $   (2,302)  $     (611)
Increases in taxes resulting from:
    Valuation allowances against deferred tax assets           1,187        2,302          611
    Other - net                                                    7           18           38
                                                          ----------   ----------   ----------
                                                          $        7   $       18   $       38
                                                          ==========   ==========   ==========

As a result of the full valuation allowance on all deferred tax assets, an insignificant state provision constituted the entire tax provision for fiscal 2004, 2003, and 2002.

The components of deferred tax assets and liabilities are comprised of the following at September 30,

                                                        2004         2003
                                                     ----------   ----------
Gross deferred tax assets:
    Operating loss carryforwards                     $    4,354   $    4,434
    Receivable and inventory reserves                       898          859
    Accrued compensation                                    337          161
    Distributor development accruals                      6,284        4,989
    Other                                                   139          126
                                                     ----------   ----------
                                                         12,012       10,569
                                                     ----------   ----------
Gross deferred tax liabilities:  Depreciation                68          106
Valuation allowances on net deferred tax assets          11,944       10,463
                                                     ----------   ----------
Net deferred tax asset                               $        -   $        -
                                                     ==========   ==========

The valuation allowance increased from $10,463 to $11,944 due to an increase in deferred tax assets for which a full allowance had previously been established. Periodically and when indicators suggest, we assess the realizability of our domestic deferred tax assets, giving consideration to our actual historical results supplemented by future expected results. SFAS No. 109, "Accounting for Income Taxes" considers a historic pattern of losses as significant negative evidence that tax assets will not be realized and this consideration is not outweighed by any prospective view of management that sufficient taxable income will ultimately be available to realize the tax benefits. Given the history of losses and the results in 2004, we concluded that under the "more likely than not" criteria of SFAS No. 109 a full valuation allowance is still required against the net U.S. deferred tax assets at September 30, 2004. The valuation allowance will be subject to periodic review and can be partially or totally reversed either when income is generated that utilizes the loss or when sufficient positive evidence emerges (i.e. A sustained positive trend of U.S. income for financial accounting purposes.) Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Net operating loss carryforwards of approximately $11,550 for tax are available to offset future taxable income. The carryforwards expire in 2005 through 2021.

8. EMPLOYEE BENEFIT PLANS

We have a qualified profit sharing plan that covers substantially all employees. The overall contribution to our plan and the allocation method is at the discretion of our Board of Directors. The allocation to the participants is based on a fixed amount per participant, a percentage of eligible wages, or a combination of a fixed amount and a percentage of eligible wages. There was no profit sharing expense for the plan for the years ended September 30, 2004, 2003, and 2002.

In addition, we offer a 401(K) savings plan to all of our employees. We match 50% of the first 6% of the employee's contribution to the plan. Employees may currently contribute up to 50% of compensation to the plan. Amounts expensed for the years ended September 30, 2004, 2003, and 2002, were $130, $134, and $91, respectively, of which the Company match in fiscal 2002 was reduced in the second quarter as the match was funded by forfeitures of prior matches from unvested former participant/employees.

9. COMMITMENTS AND CONTINGENCIES, GUARANTEES AND LEASES

We are obligated under certain operating leases for facilities and equipment which expire on various dates through 2014. The minimum annual lease payments under these agreements, including renewal options, if exercised, are $524, $421, $390, $396, and $402 for the years ending September 30, 2005, 2006, 2007, 2008, and 2009, respectively. Rent expense was $894, $956, and $1,035 for the years ended September 30, 2004, 2003, and 2002, respectively.

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

Claims arising in the ordinary course of business are also pending against us. In the third quarter of fiscal 2004 we increased reserves by $500 to provide for any contingent liabilities associated with various litigation and contingent claims. There can be no assurance that an unfavorable outcome in these various litigation and contingent claims would not have a material adverse effect on our consolidated financial position, results of operations, or cash flow. Included in the accompanying Consolidated Balance Sheets at September 30, 2004, and 2003, were accruals of $515 and $15, respectively, relating to litigation and contingent reserves.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Fiscal 2004
                                             ----------------------------------------------------------
                                             December 31,     March 31,      June 30,     September 30,
                                             ------------   ------------   ------------   -------------
Product revenues                             $      8,383   $     10,775   $      8,275   $       8,158
Distributor development program              $     (1,044)  $       (653)  $       (974)  $      (1,016)
Other revenue                                $          -   $          -   $         25   $          61
Net product revenues                         $      7,339   $     10,122   $      7,326   $       7,203
Gross margin, exclusive of distributor
   development program                       $      3,297   $      4,502   $      2,773   $       3,540
Net (loss ) income                           $     (1,026)  $         68   $     (1,929)  $        (605)

Basic and diluted (loss) income per
  share of common stock:                     $      (0.15)  $       0.01   $      (0.29)  $       (0.09)

                                                                             Fiscal 2003
                                                     ----------------------------------------------------------
                                                     December 31,     March 31,      June 30,     September 30,
                                                     ------------   ------------   ------------   -------------
Product revenues                                     $      8,826   $      9,295   $      8,873   $       7,545
Distributor development program                      $       (819)  $     (1,409)  $     (1,072)  $      (1,069)
Net product revenues                                 $      8,007   $      7,886   $      7,801   $       6,476
Gross margin, exclusive of distributor
   development program                               $      3,584   $      3,703   $      3,617   $       2,610
Loss before cumulative effect of
  accounting change                                  $       (549)  $     (2,122)  $       (785)  $      (3,332)
Cumulative effect of accounting change               $      5,451   $          -   $          -   $           -
Net loss                                             $     (6,000)  $     (2,122)  $       (785)  $      (3,332)

Basic and diluted per share of common stock:
  Loss before cumulative effect of
     accounting change                               $      (0.08)  $      (0.31)  $      (0.12)  $       (0.50)
  Cumulative effect of accounting change             $      (0.81)  $          -   $          -   $           -
  Net loss                                           $      (0.89)  $      (0.31)  $      (0.12)  $       (0.50)

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

11. RELATED PARTY TRANSACTIONS

James R. Malone, our former Chairman and Chief Executive Officer, Darrell Weeter, President of the Company's Americas division, and John Glomb, a Regional Vice President of the Company, each owned 31.67% of the membership interests in a Company called Vision Capital Logistics, LLC ("VCL"). VCL, was a brokerage service provider for sourcing consumer credit, and assisted its clients in securing third party financing for its clients' customers to purchase products, including products manufactured by us and sold by our Distributors. VCL charged additional fees to our Distributors for these financing services. VCL's client list also included a number of other "direct sales" companies, including other floor care companies. In securing such financing, VCL may have guaranteed the legal compliance obligations (but not any payment obligations) of our Distributors to a third party lender. The third party lender paid VCL a participation fee for such financing services, a part of which (twelve percent (12%)) VCL paid to us. During the fiscal years ended September 30, 2004, 2003, and 2002, VCL paid us $5, $24, and $17, respectively, in connection with such financing services. Additionally, in certain cases a Distributor may not have been able to complete a sale because of the substandard credit status of the retail customer. In such cases VCL provided the Distributor with financing for this sale. We entered into an arrangement with VCL known as a Swap Program under which VCL would purchase the contract of the retail customer from the Distributor and arrange for the financing of the contract at a significant discount. To replace the product sold by our Distributor and for which the Distributor received only a portion of the consumer sale price, VCL would purchase a replacement product from us at the same price paid by our Master Distributors and we would ship it to the Distributor to replace the product the Distributor just sold. During the fiscal years ended September 30, 2004, 2003, and 2002, VCL purchased an aggregate of $25, $35, and $19, respectively, of our products under the Swap Program. Under the terms of our credit facility in place from time to time, we were prohibited from engaging in certain of the financing activities provided by VCL. During the third quarter of fiscal 2004 we ended our arrangement with VCL. At such time Mr. Weeter and Mr. Glomb sold their membership interests to Mr. Malone.

From June 2000 until January 2003 we sublet to VCL a portion of our office space in Naples, Florida. During the fiscal years ended September 30, 2003 and 2002, VCL paid us $8 and $24, respectively, in rent for such space, which amount was based upon an allocation of our total monthly lease payments to the amount of space utilized by VCL. In February 2003 a new lease was entered into for office space with VCL as the tenant, and we began subleasing the office space in Naples, Florida from VCL for $3 per month, which amount was based upon an allocation of VCL's total monthly lease payments to the amount of space that we utilize. For the fiscal years ended September 30, 2004, and 2003, we paid VCL a total of $11 and $21 in lease payments. The sublease was terminated in February 2004.

Darrell Weeter, an executive officer of the Company, has served for many years as President of FVS, Inc., a distributor of products manufactured by HMI, and which is owned by Mr. Weeter and his wife. For the fiscal years ended September 30, 2004, 2003, and 2002, FVS, Inc. purchased, at Master Distributor pricing, a total of $56, $78, and $100, respectively, in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $63, $129, and $126 for the fiscal years ended September 30, 2004, 2003, and 2002, respectively. The amounts paid were distributor paid overrides ("DPO's") collected by us from distributors that were brought into the Filter Queen business by Mr. Weeter. DPO's are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, meaning that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon their request; accordingly these DPO's are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter were $7 and $3 as of September 30, 2004, and 2003, respectively. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Balance Sheets as of September 30, 2004 and 2003.

Derek Hookom, an employee of HMI, is President of Summit Air, a distributor of products manufactured by HMI. For the fiscal years ended September 30, 2004, 2003, and 2002, Summit Air purchased, at Master Distributor pricing, a total of $24, $254, and $604, respectively, in products from us. Mr. Hookom became an employee of HMI on January 1, 2003, and under the terms of his employment agreement; Mr. Hookom remains eligible to receive the Millionaires Club Award associated with the Edge Success Program through sales generated by his personally developed sales network. The Company incurred $152 and $173, respectively, of distributor development program revenue reduction associated with Mr. Hookom's participation in the Program for the fiscal years ended September 30, 2004, and 2003, respectively. Mr. Hookom also received DPO's due to him under our Career Development Program of $82, $102, and $58 for the fiscal years ended September 30, 2004, 2003, and 2002, respectively. The amounts paid were distributor paid overrides collected by us from distributors that were brought into the Filter Queen business by Mr. Hookom. The total DPO's still owed to Mr. Hookom were $30 and $38 as of September 30, 2004, and 2003, respectively. This payable to Mr. Hookom was recorded on the other accrued expense and liabilities line item of our Consolidated Balance Sheets as of September 30, 2004, and 2003.

Kirk W. Foley, our current Chairman and Principal Executive Officer, owns Tube-Fab Ltd. a manufacturing company specializing in fluid delivery systems for aerospace and other commercial applications. In fiscal 2004, Tube-Fab Ltd. invoiced HMI $5 per month for corporate services performed for Mr. Foley at Tube-Fab Ltd. facilities for work done on HMI's behalf. This amount is intended to cover office space, cell phone bills, supplies, equipment use, clerical and secretarial help, professional assistance with planning and management of information technology needs, procurement activities, and quality systems. We incurred $40 of expense associated with these services for the year ended September 30, 2004, and $6 for certain other out of pocket expenses.

The above related party amounts are not considered to be significant to the financial statements as a whole and therefore have not been separately identified in the Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flow.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of HMI Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of HMI Industries Inc. and its subsidiaries referred to in our report dated December 16, 2004, which is included in this Annual Report on Form 10-K and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes an explanatory paragraph which discusses factors that raise substantial doubt about the Company's ability to continue as a going concern, as discussed in Note 2 to the consolidated financial statements. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Cleveland, Ohio
December 16, 2004

                               HMI INDUSTRIES INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           Dollars in thousands                 Balance at         Additions                       Balance at
           --------------------                Beginning of        Charged to                        End of
               Description                       Period        Costs and Expense    Deductions       Period
------------------------------------------     ------------    -----------------   ------------   ------------
Valuation account for accounts receivable:
   Year ended September 30, 2004               $        194    $               -   $         62   $        132
   Year ended September 30, 2003               $        482    $               -   $        288   $        194
   Year ended September 30, 2002               $        464    $              59   $         41   $        482

Valuation account for inventory:
   Year ended September 30, 2004               $        411    $             328   $        162   $        577
   Year ended September 30, 2003               $        109    $             477   $        175   $        411
   Year ended September 30, 2002               $        199    $              56   $        146   $        109

Valuation for deferred tax asset:
   Year ended September 30, 2004               $     10,463    $           1,481   $          -   $     11,944
   Year ended September 30, 2003               $      7,909    $           2,554   $          -   $     10,463
   Year ended September 30, 2002               $      7,496    $             763   $        350   $      7,909