Form 10-K/A
period 2004-09-30
HMI INDUSTRIES INC
filed 2005-01-28
CIK 46445

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

                         Commission File Number 2-30905

                               HMI INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-1202810
-------------------------------         ----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 Incorporation or organization)

13325 Darice Parkway, Unit A, Strongsville, Ohio         44149
------------------------------------------------    -----------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (440) 846-7800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes[ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price in the Pink Sheets, as of March 31, 2004 was $1,485,386.

The number of shares outstanding of the registrant's common stock was 6,745,609 as of December 31, 2004.

                                               This report consists of 15 pages.
================================================================================

 TABLE OF CONTENTS

INTRODUCTORY NOTE....................................................................................................   3

PART III.............................................................................................................   3

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............................................................   3
   DIRECTORS.........................................................................................................   3
   EXECUTIVE OFFICERS................................................................................................   4

ITEM 11. EXECUTIVE COMPENSATION......................................................................................   5
   SUMMARY COMPENSATION TABLE........................................................................................   5
   OPTION GRANTS.....................................................................................................   7
   AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION TABLE......................................................   7
   COMPENSATION OF DIRECTORS.........................................................................................   8
   EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS................................   8
   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.......................................................   8
   COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION...........................................................   8
   PERFORMANCE GRAPH.................................................................................................   9

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............   9
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...................................................................   9
   SECURITY OWNERSHIP OF MANAGEMENT..................................................................................  11

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................  13

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................  13
   FEES..............................................................................................................  13

EXHIBITS.............................................................................................................  14

SIGNATURES...........................................................................................................  15

INTRODUCTORY NOTE

The Annual Report on Form 10-K for HMI Industries Inc. (the "Company"), for the fiscal year ended September 30, 2004, filed on December 20, 2004, is hereby amended to include Items 10, 11, 12, 13, and 14, which were not part of the original filing. No other changes have been made to the Annual Report on Form 10-K.

PART  III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

Robert Breadner, age 50, is a private investor. He was President and Chief Executive Officer of Breadner Trailer Sales Ltd., a distributor of transport trailers for the trucking industry, for over five years until the sale of the company in 2001. He became a director in 2003.

Kirk W. Foley, age 62, became a director in 2002 and Chairman of the Board and Principal Executive Officer of the Company in February 2004. He was elected as Chief Executive Officer in December 2004. Mr. Foley has been the Chairman and Chief Executive Officer of Tube-Fab Ltd., a company that shapes, bends, and machines metal tubing since 1997. From 1989 to 1997, Mr. Foley served as Chairman or President and as Chief Executive Officer of our Company. He also served as a director of the Company from 1988 to 1997. He is the father of Wesley Eric Foley, a director of the Company.

Wesley Eric Foley, age 35, became a director in 2003. He has been Director of Sales and Marketing for Tube-Fab Ltd., a company that shapes, bends, and machines metal tubing since 2000. From 1993 to 2000, he held several international sales and marketing positions with the Company. He is the son of Kirk W. Foley, Chairman of the Board, Chief Executive Officer and a director of the Company.

John A. Pryor, age 62, became a director in 2001. He has been President and Chief Operating Officer of Cousins Submarines, Inc., a franchiser of fast food restaurants, since November 2004. He was President and Chief Operating Officer of the Company from 2001 to November 2004. From 1996 to 2000, he was President and Chief Executive Officer of Valley Innovative Services, a food services management company. From 1992 to 2001, he was President of Pryor and Associates, which provides consulting services to the food service industry.

Murray Walker, age 54, became a director in 1998. He has been President of Isetan Management Ltd., a private investment company, since 1988. He has been Chairman of Simcoe Coach Lines Ltd., a school and charter bus service company, since 2001 and served as President of Simcoe from 1989 to 2001.

Ivan J. Winfield, age 70, became a director in 1995. He is an independent business and financial consultant and since 1995 has been an Associate Professor at Baldwin-Wallace College in Berea, Ohio. Mr. Winfield was a partner of Coopers & Lybrand, a certified public accounting firm, from 1970 to 1994. Mr. Winfield is a director of Boykin Lodging Company.

EXECUTIVE OFFICERS

Name              Age   Position and Terms of Service as Officer
---------         ---   ----------------------------------------------
Kirk W. Foley     62    Chairman and Chief Executive Officer(1)
Julie A. McGraw   40    Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (2)
Joseph Najm       46    Vice President-Operations (3)
Daniel J. Duggan  44    Vice President (4)
Darrell Weeter    46    Vice President (5)

      1) Mr. Foley was elected Chairman and Principal Executive Officer in February 2004 and Chief Executive Officer in December 2004. He also has served as Chairman and Chief Executive Officer of Tube-Fab Ltd., a company that shapes, bends, and machines metal tubing, since 1997.

      2) Ms. McGraw was elected Chief Financial Officer and Treasurer in 2000 and Vice President in 1999. She served as Corporate Controller from 1998 to 2001.

      3)    Mr. Najm was elected Vice President-Operations in March 1999.

      4) Mr. Duggan has served in various executive capacities with the Company since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002, he was President of the Asia-Pacific Sales Division.

      5) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000 and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a distributor of products manufactured by the Company, since 1985. (See Item 13 "Certain Relationships and Related Transactions")

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that one of our Audit Committee members, Ivan J. Winfield, is a "financial expert" as defined in Item 401(h) of Regulation S-K adopted under the Securities Exchange Act of 1934, as amended ("Exchange Act") and is deemed to be "independent" as that term used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, based upon the definition of independence contained in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers

IDENTIFICATION OF THE AUDIT COMMITTEE

Three members of our Board of Directors, Mr. Murray Walker, Mr. Robert Breadner and Mr. Ivan Winfield, currently serve on our Audit Committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act. The Company follows the independent director requirements of the NASDAQ Stock Market listing standards. Under this definition, the Board of Directors has determined that all members of the Audit Committee are independent.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our directors, officers, and owners of more than 10% of our common stock file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission and to furnish us with a copy of all such reports that they file. Specific due dates have been established and we are required to disclose any failure to file the reports by the due dates. Based solely on a review of our files, we believe that all of our directors, executive officers, and 10% shareholders complied with all filing requirements applicable to them with respect to transactions occurring during the fiscal year ended September 30, 2004 except for one delinquent filing by Wesley Eric Foley, a director, relating to an automatic grant of stock options in January, 2004.

CODE OF ETHICS

We have adopted a code of ethics for all our employees including our Chief Executive Officer, the Chief Financial Officer, and other members of our financial leadership team. This Code of Ethics is available on our website at www.filterqueen.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of our Code of Ethics by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                   Long Term              All Other
                                             Annual Compensation             Compensation Awards (4)     Compensation
                              -------------------------------------------  --------------------------  -----------------
                                                             Other Annual
                              Fiscal                         Compensation  Restricted   Stock
Name and Principal Position    Year   Salary (1)  Bonus (2)    ($) (3)      Stock ($)  Options (#)(5)
---------------------------   ------  ----------  ---------  ------------  ----------  --------------
Kirk W. Foley (6)             2004     $      0   $120,000    $ 40,000         -           250,000                -
Chairman and Principal
Executive Officer

John A. Pryor (8)              2004    $253,546   $      0           -         -                 -        $   7,249  (7)
Former President               2003    $240,254   $ 51,639           -         -                 -        $   6,591  (7)
                               2002    $227,559   $ 79,174           -         -                 -        $   5,784  (7)

Julie McGraw (9)               2004    $161,354   $      0           -         -                 -        $   3,271  (7)
Vice President, Treasurer      2003    $136,708   $ 25,602           -         -                 -        $   3,501  (7)
and Chief Financial Officer    2002    $136,477   $ 41,132           -         -                 -        $   3,411  (7)

Darrell Weeter (10)            2004    $398,335          -           -         -                 -        $   6,108  (7)
Vice President; President,     2003    $488,087          -           -         -                 -        $   5,185  (7)
Americas Sales Division        2002    $411,715   $ 16,729           -         -                 -        $   5,409  (7)

Daniel J. Duggan (11)          2004    $402,019          -           -         -                 -        $   5,688  (7)
Vice President; President,     2003    $365,087          -           -         -                 -        $   4,800  (7)
International Sales Division   2002    $312,569   $ 16,729           -         -                 -        $   4,053  (7)

James R. Malone (12)           2004    $ 66,914   $      0     $22,773         -                 -        $       0
Former Chairman and            2003    $209,661   $ 44,685     $59,320         -                 -        $  30,742 (13)
Chief Executive Officer        2002    $211,711   $ 73,650     $60,020         -                 -        $  28,300 (14)

      1) Salary amounts for all named executives include an automobile allowance, except for Mr. Malone. Mr. Weeter and Mr. Duggan salary amounts are also inclusive of commissions on sales in their geographic areas of responsibility.

      2) Amounts paid were pursuant to our management incentive bonus plan. Beginning in 2002, participants in our incentive bonus plan may elect to receive a portion of the bonus in common stock of our Company. Mr. Malone and Mr. Pryor were the only named executive officers to make this election in 2002. No named executive officers made this election in 2003. No bonuses were paid for 2004 under the management incentive plan; however, Mr. Foley earned a performance bonus based upon the attainment of certain 2004 cost reduction initiatives.

      3) No executive officer received perquisites or other benefits required to be disclosed under applicable regulations except for Mr. Malone. In 2002 and 2003, he received a total of $50,000 to be spent in his discretion on such perquisites and benefits, as he desired. In 2004, he received $22,773 prior to his resignation. These amounts also include additional amounts for payment of taxes on certain perquisites. The Company incurred expenses aggregating $40,000 to Tube-Fab Ltd. in 2004 (paid in 2005) as reimbursement for corporate service expenses incurred by Mr. Foley on behalf of the Company while at Tube-Fab.

      4) We maintain plans under which stock options may be awarded. We do not, however, make "long term compensation awards" as that term is used in applicable SEC rules because the amount of our incentive awards is not measured by our performance over longer than a one-year period.

      5) Reflects the number of shares of our common stock covered by stock options granted during the year. No stock appreciation rights ("SAR"), either in conjunction with or separate from stock options, were granted to the named executives during the years shown.

      6) Mr. Foley was elected our Chairman and Principal Executive Officer in February 2004. He was not an employee of the Company in 2004, and therefore received the standard Board compensation in 2004. Additionally Mr. Foley earned a performance bonus based upon the attainment of certain 2004 cost reduction initiatives. See "Compensation of Directors" below.

      7)    Matching contribution to our Salary Deferral Plan.

      8) Mr. Pryor served as our President from 2001 to November 2004. From 1992 to 2001, he was President of Pryor & Associates, which provided consulting services to the food service industry. From 1996 to 2000, he was President and Chief Executive Officer of Valley Innovative Services, a food services management company.

      9) Ms. McGraw was elected Vice President in 1999 and Treasurer and Chief Financial Officer in 2000. She served as Corporate Controller from 1998 to 2001.

      10) Mr. Weeter was elected Vice President in 2001. He has also served as President of the Americas Sales Division since 2000 and was Vice President of the Americas Sales Division from 1998 to 2000. He has also served as President of FVS Inc., a Distributor of products manufactured by the Company, since 1985.

      11) Mr. Duggan has served in various executive capacities with us since 1990. He was elected Vice President in 2001 and has served as President of the International Sales Division since 2002. From 1997 to 2002, he was President of the Asia-Pacific Sales Division.

      12) Mr. Malone was elected as our Chairman in 1996 and Chief Executive Officer in 1997. Mr. Malone resigned as Chairman and Chief Executive Officer effective February 2, 2004.

      13) Includes life insurance premium ($28,300) and the cost of an executive physical examination ($2,442).

      14)   Life insurance premium.

OPTION GRANTS

Only one named executive officer received an option grant in 2004. The option exercise price for the options granted to Mr. Foley ($1.00) exceeded the market value on the date of grant ($.65).

                                                                 POTENTIAL REALIZABLE
                                                                   VALUE AT ASSUMED
                NUMBER OF  PERCENT OF                            ANNUAL RATES OF STOCK
               SECURITIES    TOTAL                               APPRECIATION FOR
               UNDERLYING   OPTIONS                                 OPTION TERM
                 OPTIONS   GRANTED TO  EXERCISE    EXPIRATION       -----------
   NAME          GRANTED    EMPLOYEES   PRICE         DATE         5%           10%
   ----          -------    ---------   -----         ----         --          ---
Kirk W. Foley    250,000      100%      $1.00    March 29, 2009  ($42,604)   $11,708

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION TABLE

The following table sets forth information regarding stock options held at the end of the fiscal year by the named executive officers. There were no stock option exercises in 2004 by any named executive officer.

                    NUMBER OF SHARES OF
                  COMMON STOCK UNDERLYING      VALUE OF UNEXERCISED
                   UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS AT
                   SEPTEMBER 30, 2004 (1)      SEPTEMBER 30, 2004 (2)
                   ----------------------      ----------------------
NAME             EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----             -----------  -------------  -----------  -------------
John A. Pryor      150,000         0              $0           $0
Julie McGraw        65,000         0              $0           $0
Darrell Weeter      70,000         0              $0           $0
Daniel Duggan       75,000         0              $0           $0
Kirk W. Foley      250,000         0              $0           $0
James R. Malone          0         0              $0           $0

      1) There were no SARs outstanding at September 30, 2004, and none were granted during the year.

      2) The "value of unexercised in-the-money options at September 30, 2004" was calculated by determining the difference between the fair market value of the underlying shares of common stock at September 30, 2004 ($.37 per share) and the exercise price of the option. An option is "in-the-money" when the fair market value of the underlying shares of common stock exceeds the exercise price of the option. None of the options held by the named executive officers were "in-the-money" on September 30, 2004.

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

Messrs. Foley, Breadner and Winfield served on one or both of two special committees established by the Board in January 2004. Mr. Foley received a total of $17,000 in special meeting fees for such meetings, Mr. Winfield received a total of $15,000 in special meeting fees for such meetings and Mr. Breadner received a total of $6,000 in special meeting fees for such meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

We have employment agreements with each of the named executive officers still employed by the Company, except our current Chairman, under which they are to receive one year's salary in the event of termination of employment without cause. The named executive officers still employed by the Company, again except the current Chairman, also have agreements which provide that in the event of termination of employment without cause (other than for death or disability or voluntary termination by the employee) in the twelve months following a change in control (as defined in the agreement), the executives are to receive compensation equal to one years' base salary. Our Chairman and CEO, Mr. Foley, became an employee of the Company on October 1, 2004 and is being paid at an annual base rate of $200,000, with an additional yearly automobile allowance of $9,000. Our former Chairman is currently being paid in accordance with his one year severance provision. See Item 13, "Certain Relationships and Related Transactions", below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ivan Winfield and Robert Breadner, current members of the Board of Directors, served as members of the Compensation Committee in 2004. Thomas Davidson, who resigned as a director in February 2004, also served as a member of the Compensation Committee until his resignation. Kirk W. Foley was also a member of the Compensation Committee until his election as Chairman and Principal Executive Officer in February 2004. Mr. Foley previously served as our Chairman or President and as Chief Executive Officer from 1989 to 1997.

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

The composition of compensation varies broadly among our executive officers and key employees based on their responsibilities. Generally, base salary is targeted at competitive rates believed by the

Committee members to be necessary in their experience to retain qualified personnel. From time to time, we engage outside compensation consultants to provide information and advice about competitive levels of compensation and particular compensation techniques. Until 2004, we maintained an Incentive Bonus Plan under which participating employees were eligible for a bonus if we meet certain financial targets. The Incentive Bonus Plan was suspended during 2004. The Compensation Committee is currently evaluating the composition of compensation for the executive officers.

      Compensation of the Chief Executive Officer

Mr. Foley did not receive any salary in 2004. Mr. Foley's base salary for 2005 was set by the Compensation Committee at $200,000 per year; an amount, which the Committee believes, is competitive with other consumer goods companies of similar size and taking into account Mr. Foley's status as a part time Chairman and Chief Executive Officer. Mr. Foley also receives other benefits available generally to all executives. Tube-Fab Ltd., a company controlled by Mr. Foley, receives $5,000 per month as corporate service reimbursement for expenses incurred by Mr. Foley in his capacity as Chairman of the Company while he is physically away from the Company and is at Tube-Fab. We incurred expenses totaling $40,000 to Tube-Fab in 2004, which were subsequently paid in 2005.

            For the Compensation Committee

                  Ivan J. Winfield
                  Robert Breadner

PERFORMANCE GRAPH

The following chart compares the cumulative shareholder return of our stock for the five years ended September 30, 2004, to the NASDAQ National Market Composite Index and a peer group of companies that we selected. Our common stock was quoted on the OTC Bulletin Board until February 2004, and thereafter has been quoted on The Pink Sheets. The chart assumes the investment of $100 on September 30, 1999, and the immediate reinvestment of all dividends.

      [PERFORMANCE GRAPH]

                        1999      2000      2001      2002       2003      2004
                      --------  --------  --------  --------  ---------  --------
HMI Industries Inc.   $ 100.00  $  64.29  $  65.72  $  29.15  $   46.30  $  21.15
Peer Group            $ 100.00  $  76.07  $  60.66  $  77.46  $  103.71  $  86.21
NASDAQ Market Index   $ 100.00  $ 133.99  $  54.85  $  43.05  $   65.95  $  70.38

The peer group companies, which are in similar lines of business as us, are AB Electrolux, Applica Incorporated, Maytag Corporation, National Presto Industries, Inc. and Salton, Inc. Some of our direct competitors are divisions of larger corporations, privately held corporations or foreign corporations and are not included in the peer comparisons since the pertinent information is not available to the public.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the names and share ownership as of January 13, 2005, of those persons who, to our knowledge, are the beneficial owners of more than 5% of our outstanding common stock based upon information furnished to us by such person or contained in a filing with the Securities and Exchange Commission, including Schedule 13D and Form 4. Each beneficial owner has sole power to vote and dispose of the shares indicated, except as otherwise stated.

Certain shareholders, including two current members of the Board of Directors, have entered into a Stockholders Voting Agreement pursuant to which Kirk W. Foley has been given an irrevocable proxy to vote their shares on all matters submitted to the our stockholders for vote, including any vote relating to a sale or merger of our Company or the purchase or sale of assets by our Company. (the "Agreement"). The Agreement also restricts the ability of the participating stockholders from selling or transferring their shares other than in accordance with the Agreement. The Agreement is valid until December 31, 2005, unless terminated sooner in accordance with the terms of the Agreement.

 Name & Address of Beneficial Owners   Number of Shares
       as of January 13, 2005         Beneficially Owned  % of Common Stock
------------------------------------  ------------------  -----------------
Barry L. Needler                      1,860,000 (1) (2)          27.57%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Steeplechase Corp. (3)                1,709,250 (2)              25.34%
P.O. Box 2463, Station B
Richmond Hill, Ontario L4E 1A5

Kirk. W. Foley                        3,144,044 (4)              44.94%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

Amherst Tanti U.S. Inc. (5)             495,288                   7.34%
2045 Lakeshore Blvd., #3507
Toronto, Ontario  M8V 2Z6

John S. Meany, Jr.                      528,479 (6)               7.83%
9200 S. Winchester Ave.
Chicago, Illinois 60620

Robert J. Williams                      466,937                   6.92%
50 Midtown Park East
Mobile, AL  36606

Thomas N. Davidson                      369,692                   5.48%
7 Sunrise Cay Drive
Key Largo, FL  33037

      1) Includes shares owned of record and beneficially by Fairway Inc. (150,750 shares) and Steeplechase Corp. (1,709,250 shares). Mr. Needler controls these corporations and serves as a Director and Chief Executive Officer of these corporations.

      2) Under the terms of the Agreement, Barry Needler and Steeplechase Corp. have surrendered their right to vote or transfer the shares except in accordance with the Agreement.

      3) Mr. Needler is the President and Chief Executive Officer of Steeplechase Corp.

      4) Includes 49,428 shares owned by Amherst Tanti Enterprises, Inc., 495,288 shares owned by its subsidiary, Amherst Tanti U.S. Inc., and 10,300 shares in a retirement fund. Amherst Tanti Enterprises, Inc. is owned by a trust established by Mr. Foley. He has the right to vote the shares owned by both companies. Also includes 2,339,028 shares for which Mr. Foley holds an irrevocable proxy pursuant to the Agreement. Also includes 250,000 shares subject to issuance upon the exercise of stock options exercisable with 60 days.

      5) Amherst Tanti U.S. Inc. is owned by Amherst Tanti Enterprises, Inc., which is owned by a trust established by Mr. Foley. He has the right to vote these shares.

      6) Includes 6,750 shares owned by his wife, beneficial ownership of which is disclaimed. Mr. Meany is an employee of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 13, 2005, information concerning the number of shares of common stock beneficially owned by each director, each named executive officer, and by all executive officers and directors as a group. The ownership for James R. Malone is based on the last Form 4 that he filed prior to his resignation as Chairman and Chief Executive Officer in February 2004. The totals shown below for each person and for the group include shares held personally, shares held by immediate family members, and shares acquirable within sixty days of the date hereof by the exercise of stock options.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)

                            Direct        Exercisable
Name of Beneficial Owner   Ownership      Options (2)    Total    Percent (3)
------------------------   ---------      -----------  ---------  -----------
Robert Breadner                2,700            1,500      4,200          *
Daniel J. Duggan             216,550           75,000    291,550       4.27%
Kirk W. Foley              2,894,044 (4)      250,000  3,144,044      44.94%
Wesley Eric Foley              3,437            1,500      4,937          *
James R. Malone              278,406 (5)            0    278,406       4.13%
Julie McGraw                   6,500           65,000     71,500       1.05%
John A. Pryor                 53,752 (6)      150,000    203,752       2.95%
Murray Walker                258,100 (7)       15,000    273,100       4.04%
Darrell Weeter                85,625           70,000    155,625       2.28%
Ivan J. Winfield              15,000 (8)      115,000    130,000       1.89%
All Executive Officers
 and Directors as a
    Group (9)              3,304,608          793,000  4,097,608      54.35%

      1) Each person has sole voting and investment power with respect to all shares shown except as indicated below.

      2) Represents shares subject to stock options that are currently exercisable or become exercisable within 60 days.

      3) Unless otherwise indicated, the percentage of Common Stock owned is less than one percent of the Common Stock outstanding.

      4) Includes 49,428 shares owned by Amherst Tanti Enterprises, Inc., 495,288 shares owned by its subsidiary, Amherst Tanti U.S. Inc., and 10,300 shares in a retirement fund. Also includes 2,339,028 shares for which Mr. Foley holds an irrevocable proxy pursuant to the Agreement.

      5) Includes 11,000 shares owned by his wife, beneficial ownership of which is disclaimed.

      6)    Includes 34,900 shares held in a retirement fund.

      7)    A portion of these shares (253,100) are subject to the Agreement.

      8)    Includes 12,200 shares held in a retirement plan.

      9) Totals are exclusive of shares owned by Mr. Malone, who resigned as Chairman and Chief Executive Officer in February 2004, and inclusive of 22,000 shares and 50,000 options owned by Joe Najm, the Company's Vice President, Operations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Darrell Weeter has served for many years as President of FVS, Inc. a distributor of products manufactured by us and which is owned by Mr. Weeter and his wife. For the fiscal year ended September 30, 2004, FVS, Inc. purchased, at Master Distributor pricing, a total of $55,693 in products from us. Mr. Weeter also received amounts due to him under our Career Development Program of $62,895 for the fiscal year ended September 30, 2004. The amounts paid were Distributor paid overrides ("DPO") collected by us from Distributors that were brought into the business by Mr. Weeter. DPO are a unit price override charged on top of our standard unit sales price for which we, HMI, act as a pass through, which means that we collect the DPO from the promoted distributor and disburse it to the promoting distributor upon the request of the promoting distributor; accordingly these DPO are not reflected in our income statement as revenue. The total DPO's still owed to Mr. Weeter was $6,630 as of September 30, 2004. This payable to Mr. Weeter was recorded on the other accrued expense and liabilities line item of our Consolidated Balance Sheet as of September 30, 2004.

James R. Malone resigned as our Chairman and Chief Executive Officer in February 2004. In connection with this resignation, we agreed to pay him at total of $200,000 in accordance his contract. We paid Mr. Malone an aggregate of $125,000 in 2004 in satisfaction of this obligation.

The Board of Directors approved the payment of legal fees for certain directors in connection with discharging their duties related to the review and approval of our Annual Report on Form 10-K for the year ended September 30, 2003, and their duties as members of the special committees referred to earlier. A law firm representing Kirk Foley was paid $56,634 in connection with representation of Kirk Foley in these matters and another law firm was paid a total of $6,107 in connection with advice provided to Murray Walker.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES

During 2004 and 2003, we incurred the following fees from our principal accountants.

Audit Fees. We were billed $120,470 in 2004 and $193,250 in 2003 by our principal accountants for professional services related to the year-end audit of our financial statements and the review of our quarterly financial statements included in the quarterly reports on Form 10-Q.

Audit-Related Fees. We were billed $177,056 in 2004 and $0 in 2003 by our principal accountants for professional services reasonably related to the audit or review of our financial statements and not included in the total above under Audit Fees. The fees incurred in 2004 related to the restatement of our financial results.

Tax Fees. We were billed $95,878 in 2004 and $50,913 in 2003 by our principal accountants for professional services for tax advice, tax planning, tax compliance and tax return preparation.

All Other Fees. We were billed $58,151 in 2004 and $19,260 in 2003 for all other fees not included in the categories above. These fees were incurred for audit services for our employee benefit plans and assistance with an Internal Revenue Service investigation of one of our former distributors.

The Audit Committee approves all engagements of the auditors prior to the start of the engagement, except for approval of non-audit engagements not in excess of $25,000, which may be approved by the Chairman of the Audit Committee acting on behalf of the entire Audit Committee. None of the services provided under the captions "Audit-Related Fees", "Tax Fees" or "All Other Fees" above fell within the requirements for waiver of the Audit Committee pre-approval process.

EXHIBITS

Listed below are the exhibits files as part of this report.

31.1  Rule13a-14(a)/15d-14(a) Certification~
            Certification Pursuant to 15 U.S.C. Section 7241 for Kirk. W. Foley attached

31.2  Rule 13a-14(a)/15d-14(a) Certification~
            Certification Pursuant to 15 U.S.C. Section 7241 for Julie A. McGraw, attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HMI INDUSTRIES INC.
                                     (Registrant)
                                     by /s/ Julie A. McGraw
                                        ------------------------------------
                                        Julie A. McGraw
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        January 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirk W. Foley               /s/ John A. Pryor         /s/ Robert Breadner
----------------------------    --------------------      ---------------------
Kirk W. Foley                   John A. Pryor             Robert Breadner
Chairman of the Board and       Director                  Director
Director                        January 28, 2005          January 28, 2005
January 28, 2005

/s/ Wesley E. Foley             /s/ Murray Walker         /s/ Ivan J. Winfield
----------------------------    --------------------      ---------------------
Wesley E. Foley                 Murray Walker             Ivan J. Winfield
Director                        Director                  Director
January 28, 2005                January 28, 2005          January 28, 2005

/s/ Earl J. Watson
----------------------------
Earl J. Watson
Corporate Controller
January 28, 2005